Form 10-Q
period 2010-03-31
Hypersolar, Inc.
filed 2010-06-10
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 333-164708

HYPERSOLAR, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4298300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

93-B Castilian Dr. Santa Barbara, California 93117
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (805) 968-0600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []                                                                                                                 Accelerated Filer []
Non-accelerated filer [ ] (Do not check if a smaller reporting company)                                                                                                                                            Smaller reporting company[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes   No   ☒

There were 126,369,000 shares of the registrant's common stock, par value $0.001, issued and outstanding as of June 9, 2010.

HYPERSOLAR, INC.

TABLE OF CONTENTS

PART I.  Financial Information

PART II.  Other Information

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

HYPERSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2010	June 30, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$603,747	$3,657
Prepaid expenses	4,882	-

TOTAL CURRENT ASSETS	608,629	3,657

PROPERTY & EQUIPMENT
Computers and peripherals	3,211	-
Less: accumulated depreciation	(541)	-

NET PROPERTY AND EQUIPMENT	2,670	-

OTHER ASSETS
Deposits	1,688	-
Domain, net of amortization $591 and $325, respectively	4,724	4,990
Patents	5,721	4,009

TOTAL OTHER ASSETS	12,133	8,999

TOTAL ASSETS	$623,432	$12,656

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,255	$-
Accrued expenses	16,820	1,045
Accrued interest, related party	556	592
Note payable, related party	-	44,553

TOTAL CURRENT LIABILITIES	20,631	46,190

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value;
500,000,000 authorized common shares
126,369,000 and 121,378,100 shares issued and outstanding, respectively	126,368	113,526
Additional Paid in Capital	1,165,861	(105,537)
Deficit Accumulated during the Development Stage	(689,428)	(41,523)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	602,801	(33,534)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$623,432	$12,656

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception on	From Inception on
	For the Three	For the Nine	February 18, 2009	February 18, 2009
	Months Ended	Months Ended	through	through
	March 31, 2010	March 31, 2010	March 31, 2009	March 31, 2010

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	24,670	43,861	560	48,460
General and administrative expenses	186,936	490,640	2,298	494,222
Research and development	44,092	109,842	11,275	142,267
Depreciation and amortization	353	807	236	1,132

TOTAL OPERATING EXPENSES	256,051	645,150	14,369	686,081

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(256,051)	(645,150)	(14,369)	(686,081)

TOTAL OTHER EXPENSES
Interest expense	-	(2,755)	-	(3,347)

LOSS BEFORE PROVISION FOR INCOME TAXES	(256,051)	(647,905)	(14,369)	(689,428)

Provision for income taxes	-	-	-	-

NET LOSS	$(256,051)	$(647,905)	$(14,369)	$(689,428)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	124,982,639	118,482,892	-

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at June 30, 2009	-	$-	113,526,600	$113,526	$(105,537)	$(41,523)	$(33,534)

Issuance of common stock in October 2009 for cash
(1,270,000 shares issued at $0.10 per share) (unaudited)	-	-	1,270,000	1,270	125,730	-	127,000

Issuance of common stock in November 2009 for cash
(3,944,000 shares issued at $0.10 per share) (unaudited)	-	-	3,944,000	3,944	390,456	-	394,400

Issuance of common stock in December 2009 for cash
(2,637,500 shares issued at $0.10 per share) (unaudited)	-	-	2,637,500	2,637	261,113	-	263,750

Issuance of common stock in January 2010 for services
(1,520,800 shares issued at $0.10 per share) (unaudited)	-	-	1,520,800	1,521	150,559	-	152,080

Issuance of common stock in January 2010 for cash
(3,470,100 shares issued at $0.10 per share) (unaudited)	-	-	3,470,100	3,470	343,540	-	347,010

Net Loss for the nine months ended March 31, 2010 (unaudited)	-	-	-	-	-	(647,905)	(647,905)

Balance at March 31, 2010 (unaudited)	-	$-	126,369,000	$126,368	$1,165,861	$(689,428)	$602,801

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months	From Inception on February 18, 2009	From Inception on February 18, 2009
	Ended	through	through
	March 31, 2010	March 31, 2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(647,905)	$(14,369)	$(689,428)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization expense	807	236	1,132
Common stock issued for services	152,080	-	152,080
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	(4,882)	-	(4,882)
Deposits	(1,688)	-	(1,688)
Increase (Decrease) in:
Accounts payable	3,255	-	3,255
Accrued expenses	15,739	-	17,376

NET CASH USED IN OPERATING ACTIVITIES	(482,594)	(14,133)	(522,155)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,211)	-	(3,211)
Purchase of intangible assets	(1,712)	(5,315)	(11,036)

NET CASH USED IN INVESTING ACTIVITIES	(4,923)	(5,315)	(14,247)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	110,000	19,459	154,553
Payment of notes payable, related party	(154,553)	-	(154,553)
Proceeds from issuance of common stock	1,132,160	-	1,140,149

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,087,607	19,459	1,140,149

NET INCREASE IN CASH	600,090	11	603,747

CASH, BEGINNING OF PERIOD	3,657	-	-

CASH, END OF PERIOD	$603,747	$11	$603,747

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,755	$-	$3,347
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

1.      ORGANIZATION AND LINE OF BUSINESS

Organization
HyperSolar, Inc. (the "Company") was incorporated in the state of Nevada on February 18, 2009.  The Company, based in Santa Barbara, California, began operations on February 19, 2009 to develop and market a solar concentrator technology.

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. For further information, refer to the audited financial statements for the period ended June 30, 2009 and the notes thereto included in the Company’s Report.

Line of Business
The Company is currently in the stage of developing a thin flat optical layer, that can inexpensively collect and deliver substantially more sunlight onto solar cells. With HyperSolar as the top layer, manufacturers can use significantly fewer solar cells in the production of solar panels, thereby dramatically reducing the cost per watt of electricity.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended March 31, 2010. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of HyperSolar, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the period ended March 31, 2010, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. To date, the Company has had no revenues and is in the development stage.

Cash and Cash Equivalent
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended March 31, 2010, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently issued pronouncements
Management reviewed accounting pronouncements issued during the three months ended March 31, 2010, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the nine months ended March 31, 2010, the Company issued 11,321,600 shares of common stock at $0.10 per share for cash in the amount of $1,132,160, through a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended. Also, the Company issued 1,520,800 shares of common stock for services with a fair value of $152,080.

4.   PROMISSORY NOTE PAYABLE RELATED PARTY

During the nine months ended March 31, 2010, an investor loaned the Company additional funds for operations, in the amount of $110,000. The promissory notes to the investor totaled $154,553, with interest bearing at 5% per annum. The promissory notes were paid off as of December 31, 2009, which included interest of $2,755.

5.   RENTAL LEASE

The Company entered into a lease for a one year term expiring on September 30, 2010. The rent paid for the nine months ended March 31, 2010 was $11,814.

6.   SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of TOPIC 855 and has determined there are no subsequent events to be reported.

ITEM 2. Management’s Discussion and Analysis and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements that are not of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology. Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” “our,” or the “Company” refer to Hypersolar, Inc. Forward-looking statements in this Report may also include references to anticipated sales volume and product margins, efforts aimed at establishing new or improving existing relationships with customers, other business development activities, anticipated financial performance, business prospects and similar matters. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed with the United States Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements.

Overview

We are developing a solar concentrator technology to increase the power output of solar cells. We are currently working on, but have not completed a working prototype of our technology. Based on micro-photonics and existing manufacturing processes, we are developing a thin and flat solar concentrator that management believes can deliver substantially more sunlight onto solar cells. We believe this new approach allows solar cells to produce multiple times more power.  The thin and flat nature of this solar concentrator is intended to allow it to be placed as a layer directly on the surface of solar cells in conventional photovoltaic flat panel designs. With HyperSolar as the top layer, management believes solar manufacturers can use significantly fewer solar cells in the production of solar panels, thereby reducing the cost per watt of solar electricity.

By providing photovoltaic manufacturers with a way to lower the cost per watt of solar panels, we believe our technology will help solar become a cost-effective source of clean, renewable energy to power the future needs of the world.

We began operating our business in February 2009, and have not generated any revenues.  Since inception, we have been primarily involved in research and development activities associated with the filing of a patent application, design and fabrication of a working prototype.  When we have completed a commercial product design based on our technology, we intend to use licensing and partnering strategies to enter the market.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the selling price is fixed, title to the goods has changed and there is a reasonable assurance of collection of the sales proceeds.  We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment.  Revenue is recognized at shipment and we record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition.

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

The Company's cash, accounts payable, accrued interest, and note payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2010, and no pronouncements were adopted during the period.

Liquidity and Capital Resources

As of March 31, 2010, we had $587,998 of working capital as compared to a working deficit of $(42,533) as of June 30, 2009. This increase of $630,531 was due primarily to private placements of shares of common stock pursuant to Subscription Agreements which we entered into with accredited investors.

Cash flow used in operating activities was $482,594 for the nine months ended March 31, 2010 and $39,561 for the period of inception (February 18, 2009) through June 30, 2009. This cash used by operating activities was primarily due to the cost of salaries and professional fees. The Company is in its development stage and has had no revenues.

Cash used in investing activities was $4,923 for the nine months ended March 31, 2010 and $9,324 for the period of inception (February 18, 2009) through June 30, 2009.  The cash used in investing activities was primarily due to the purchase of fixed assets, and patent expenditures.

Cash provided from financing activities during the nine months ended March 31, 2010 was $1,087,607 and $52,542 for the period of inception (February 18, 2009) through June 30, 2009.  The cash provided from financing activities was due to the sale of shares of our common stock through private placements.  Of the $1,140,149 from inception (February 18, 2009) through March 31, 2010, $154,553 was related to proceeds from notes payable from a related party.

Our financial statements as of March 31, 2010 have been prepared under the assumption that we will continue as a going concern from inception (February 18, 2009) through March 31, 2010. Our independent registered public accounting firm have issued their report dated January 20, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our current cash balance will fund our operations for the next eight months as we develop a working prototype of our technology.  However, there may be unforeseen operational issues such as multiple rounds of design and redesign of the prototype that may exceed our current projected budget. If any unforeseen circumstances should we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. If we are unable to obtain additional financing, we may be forced to curtail our operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to utilize our cash balances to develop a demonstration prototype.  Since inception, we have been primarily involved in research and development activities associated with the filing of a patent application, design and fabrication of a working prototype.  The purpose of the prototype will be to demonstrate how our technology can increase the output of power of a typical solar cell overlaid with the HyperSolar concentration layer. We are currently developing a prototype of the Low Magnification version of our technology.  We do not expect to purchase any significant plant and equipment for completing the prototype.  Our current plan contemplates contracting with prototyping firms to produce the prototype based on our proprietary design. When we have completed a commercial product design based on our technology, we intend to use licensing and partnering strategies to enter the market.

This prototype will be used for demonstration purposes only and is not meant for commercial deployment.  We are currently underway in the development of this demonstration prototype.

We believe that our current cash and investment balances of $489,633 will be sufficient to support development activities until January 2011 at which time management estimates that it will require additional cash resources.

Operating Expenses

Operating expenses for the nine months ended March 31, 2010 were $645,150. The operating expenses consisted primarily of $286,358 in professional fees, $148,750 in salaries, $109,842 in research and development, and $43,861 in marketing expenses consisting of market research, website design and maintenance, and print collateral design.  Operating expenses from inception (February 18, 2009) through June 30, 2009, were $40,931. The operating expenses consisted primarily of $4,599 in marketing expenses and $32,425 in research and development.

Net Loss

For the nine months ended March 31, 2010, our net loss was $(647,905). The net loss was related primarily to operating expenses for salaries and professional fees.  From inception (February 18, 2009) through June 30, 2009, our net loss was $(41,523).  The net loss was primarily related to operating expenses for marketing, and research and development.  We recently began operating our business, and no revenues were generated to cover our operating costs, since we are in the development stage of our Company.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

N/A

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

None.

ITEM 1A. Risk factors

There are no material changes from the risk factors previously disclosed in our amended registration statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2010.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Reserved

This item was removed and reserved pursuant to SEC Release No. 33-9089A issued on February 23, 2010.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits

Exhibit No.	Description

3.1
Articles of Incorporation of HyperSolar, Inc. filed with the Nevada Secretary of State on February 18, 2009. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010)

3.2
Articles of Amendment of Articles of Incorporation of HyperSolar, Inc. filed with the Nevada Secretary of State on September 11, 2009. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010)

3.4	Bylaws of HyperSolar, Inc. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010)

5.1	Opinion of Sichenzia Ross Friedman Ference LLP. (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.1
Form of Subscription Agreement dated as of September 21, 2010.  (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010)

10.2	Form of Subscription Agreement dated as of April 10, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.3	Form of Subscription Agreement dated as of April 17, 2009 ( Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.4	Offer of Employment to Timothy Young dated August 13, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.5	Offer of Employment to Dr. Ronald Petkie dated August 13, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.6
Consulting Agreement between Hypersolar, Inc. and Dr. Ronald Petkie dated as of March 9, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.7
Consulting Agreement between Hypersolar, Inc. and Nadir Dagli dated as of March 1, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.8	Invention Transfer dated as of June 10, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.9
Form of Promissory Note issued during the period commencing June 30, 2009 through October 15, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

31.1*
Certification of the Chief Executive Officer and Chief Financial Officer of Hypersolar, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of the Chief Executive Officer and Chief Financial Officer of Hypersolar, Inc., furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 *  Filed herewith

HYPERSOLAR, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERSOLAR, INC.

June 10, 2010	By:	/s/ Timothy Young

Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)