Form 10-K
period 2010-06-30
Hypersolar, Inc.
filed 2010-09-09
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2010

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
                                                                                                            COMMISSION FILE NUMBER: 333-164708

HYPERSOLAR, INC.
(Name of registrant in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	26-4298300 (I.R.S. Employer Identification No.)

93-B Castilian Dr. Santa Barbara, CA 93117
 (Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (805) 968-0600

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                                                                                 Accelerated Filer []
Non-accelerated filer [ ] (Do not check if a smaller reporting company)                                  Smaller reporting company[x]

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter was $ 4,533,940.

The number of shares of registrant’s common stock outstanding, as of September 8, 2010 was 126,369,000.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

ITEM 1.       BUSINESS.

Organizational History

We were incorporated in the State of Nevada on February 18, 2009. Our authorized capital was increased from 75,000,000 to 505,000,000 on September 11, 2009. Effective also on September 11, 2009, we implemented a forward stock split in a ratio of 20 for 1. Currently after giving effect to the forward split, there are 126,369,600 shares of common stock issued and outstanding.

We have only been engaged in our current and proposed business operations since February 2009, and to date, we have been primarily involved in research and development activities. Accordingly, we have no operating history, nor have we achieved any revenues to date.

Corporate Information

Our executive offices are located at 93-B Castilian Dr., Santa Barbara, CA 93117. Our telephone number is (805) 968-0600.

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

Market Opportunity

With an unlimited amount of free sunlight, solar power can be considered to be the ultimate source of clean, renewable energy leading to energy independence, national security and a sustainable way of life. Management believes that the key to realizing this promise is finding a way to reduce the cost per watt of solar electricity to the point where it is cost competitive with conventional electricity.

We intend to reduce the cost of solar panels by replacing expensive solar cells with our inexpensive optical solar concentrators.  When fully developed, we believe that our solar concentrator technology, based on polymer materials and processes, will cost less to manufacture than photovoltaic solar cells based on semiconductor materials and processes. We are currently developing a prototype of our technology, and have not developed a commercial product to date, therefore there can be no assurance that management’s anticipation that the manufacturing cost of our solar concentrator technology will be less than photovoltaic solar cells based on semiconductor materials and processes.

Our Technology

Our technology acts as a thin and flat “magnifying glass” that can be placed directly on the surface of solar cells to magnify the power of the Sun to significantly increase the power output of solar cells. This technology offers a new approach to lower the cost per watt of solar panels by inexpensively delivering more sunlight to the expensive solar cells.  Instead of covering the entire panel surface with solar cells, manufacturers can cover the panel with HyperSolar layers to collect the sunlight and use fewer solar cells underneath the HyperSolar layers for electricity conversion.

The scientific principle behind the use of solar concentrators, such as lenses and mirrors, to magnify the power of the Sun has been known for a very long time.  By marrying the scientific principle of solar concentration and innovative photonics techniques, we are developing a thin and flat solar concentrator for direct placement on the surface conventional solar cells in a flat panel design.

When a large area of solar energy is collected and concentrated onto a smaller area, the solar power per unit area hitting the solar cell is magnified. Therefore, the power output of the solar cell is magnified. Traditional silicon solar cells can only handle low magnification levels, while very expensive high efficiency solar cells, such as those made from gallium arsenide, can handle high magnification levels. We intend to offer different versions of our technology to address the full range of solar cells and applications.

Innovative Photonics

Our patent-pending technology is based on four primary innovations:
•
Micro Concentrators – A matrix of small and highly efficient solar concentrators are used to collect sunlight throughout the day from a wide range of angles without requiring mechanisms to track the sun.

•
Photonics Light Routing – An innovative solid-state photonics network underneath the Micro Concentrators transports light from points of collection at the top, to points of concentrated output at the bottom. This results in a very thin layer.

•
Photonics Light Separation – Innovative techniques are employed in the photonics network to separate the collected sunlight into different spectrum ranges, where they can be routed to different output points at the bottom where different types of solar cells may be placed.

•
Photonics Thermal Management – Solar cells can only convert a part of the solar spectrum into electricity. The unused portion turns into heat, which actually degrades the performance of the solar cell. Our technology filters out the unused solar spectrum to deliver maximum useful solar energy to the solar cell and avoid overheating.

With HyperSolar as the top layer, management believes that manufacturers can use significantly fewer solar cells in the production of solar panels, thereby dramatically reducing the cost per watt of electricity.

Compliance with Environmental Laws and Regulations

Our operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date, our compliance with these regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

Manufacturing and Distribution

The Company will use licensing and partnering strategies to enter the market.  The Company intends to distribute its technology through licensing agreements and partnering strategies with unidentified third parties.

 Intellectual Property

We have filed a patent application with the U.S. Patent and Trademark Office to protect the intellectual property rights for “Thin and Flat Solar Collector-Concentrator and Method of Fabrication”. The invention is a photonics-based planar solar concentrator designed to collect sunlight from a large area on top, concentrating that solar energy, and directing it to a smaller area at the bottom where a solar cell can be attached. The inventors listed on the patent application are Dr. Nadir Dagli and Dr. Ronald Petkie.  The patent was assigned to the Company pursuant to the terms of the Consulting Agreements between the Company and each of Dr. Petkie and Dr. Dagli.

In March 2009, the Company entered into a consulting agreement with Dr. Petkie. Pursuant to the terms of the Consulting Agreement, Dr. Petkie agreed to consult with and perform research for the Company concerning the business and technology of the Company. The Agreement provides for a monthly compensation of $7,500. The agreement may be terminated at any time, for any or no reason upon 5 days written notice to either party. The Agreement provides for the assignment to the Company of all inventions, original works of authorship, developments, concepts, improvements, or trade secrets which is developed during the term of the Agreement. The Agreement was terminated in August 2009 upon the parties entry into an employment relationship pursuant to the offer of employment letter dated August 13, 2010. The Company does not have any future compensation obligations to Dr. Petkie under this consulting agreement.

Also, in March 2009, the Company entered into a consulting agreement with Dr. Dagli. Pursuant to the terms of the Consulting Agreement, Dr. Dagli agreed to consult with and perform research for the Company concerning the business and technology of the Company as Chief Scientific Advisor to the Company. The Agreement provides for hourly compensation of $150, payable by the Company upon receipt of an invoice. The agreement may be terminated at any time, for any or no reason upon 5 days written notice to either party. The Agreement provides for the assignment to the Company of all inventions, original works of authorship, developments, concepts, improvements, or trade secrets which is developed during the term of the Agreement. To date, the Company has paid an aggregate of $22,200  under the Consulting Agreement with Dr. Dagli $2,400 of which was paid during the period ended June 30, 2009 and $15,450 which was paid during the fiscal year ended June 30, 2010. The Company does not have any other compensation obligations to Dr. Dagli aside from the hourly compensation.

Competition

The market for the manufacture, marketing and the sale of solar related products is highly competitive. Such competition could drive up the cost of retaining qualified engineers and other key employees, as well as other operating expenses. Moreover, if production capacity in the industry increases faster than demand for solar power, sales prices could be depressed. Increases in the solar power industry may negatively affect demand and the competitive position of our technology.

To our knowledge, concentrating solar technologies being developed or commercially available, such as those from SolFocus,  Concentrix Solar and Entech Solar, are integrated with custom solar panel designs, rather than a component for conventional flat panel designs.  We are not aware of any competitor that is marketing a commercially available flat solar concentrator for use by manufacturers as a component in a conventional flat panel design.

Competition from other concentrated solar technologies will likely increase as the global solar market expands. This could also have a negative impact on us or our customers’ ability to obtain additional capital from investors. Larger foreign owned and domestic companies which have been engaged in the alternative energy business for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own solar technology manufacturing and marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we or our customers are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition.

EMPLOYEES

As of September 8, 2010 we had  2full-time employees and several consultants.  We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A.       RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

OUR LIMITED OPERATING HISTORY DOES NOT AFFORD INVESTORS A SUFFICIENT HISTORY ON WHICH TO BASE AN INVESTMENT DECISION.

We were formed in February 2009 and are currently developing a new technology that has not yet gained market acceptance.  We are currently working on, but have not completed a working prototype of our technology. There can be no assurance that at this time we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

•	competition;
•	need for acceptance of products;

•	ability to continue to develop and extend brand identity;
•	ability to anticipate and adapt to a competitive market;

•	ability to effectively manage rapidly expanding operations;
•	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and

•	dependence upon key personnel.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may have to curtail our business.

WE MAY BE UNABLE TO MANAGE OUR GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY.

We may not be able to develop our product and service offerings or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR TECHNOLOGIES WHICH WOULD RESULT IN CONTINUED LOSSES AND MAY REQUIRE US TO CURTAIL OR CEASE OPERATIONS.

We are currently developing a working prototype of our technology which we estimate may take up to nine months. We have not generated any revenues and we are unable to project when we will achieve profitability, if at all. As is the case with any new technology, we expect the development process to continue. We cannot assure that our engineering resources will be able to develop the product fast enough to meet market requirements. We can also not assure that our product will gain market acceptance and that we will be able to successfully commercialize our technology. The failure to successfully develop and commercialize our technology would result in continued losses and may require us to curtail or cease operations.

OUR REVENUES ARE DEPENDENT UPON ACCEPTANCE OF OUR PRODUCTS BY THE MARKET; THE FAILURE OF WHICH WOULD CAUSE US TO CURTAIL OR CEASE OPERATIONS.

We believe that virtually all of our revenues will come from the sale or license of our products. As a result, we will continue to incur substantial operating losses until such time as we are able to develop our product and generate revenues from the sale or license of our products. There can be no assurance that businesses and customers will adopt our technology and products, or that businesses and prospective customers will agree to pay for or license our products. Our technology and product, when fully developed, may not gain market acceptance due to various factors such as not enough cost savings between our solar concentrator and the solar cells it replaces, and difficulty in adapting our technology in future solar panel manufacturing processes. In the event that we are not able to significantly increase the number of customers that purchase or license our products, or if we are unable to charge the necessary prices or license fees, our financial condition and results of operations will be materially and adversely affected.

THE REDUCTION OR ELIMINATION OF GOVERNMENT SUBSIDIES AND ECONOMIC INCENTIVES FOR ON-GRID SOLAR ELECTRICITY APPLICATIONS COULD REDUCE DEMAND FOR OUR SOLAR MODULES, LEAD TO A REDUCTION IN OUR NET SALES AND HARM OUR OPERATING RESULTS.

The reduction, elimination or expiration of government subsidies and economic incentives for solar electricity could result in the diminished competitiveness of solar energy relative to conventional and non-solar renewable sources of energy, which would negatively affect the growth of the solar energy industry overall and our net sales specifically. We believe that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government and economic incentives. Currently the cost of solar electricity substantially exceeds the retail price of electricity in every significant market in the world. As a result, federal, state and local governmental bodies in many countries have provided subsidies in the form of tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and manufacturers of photovoltaic products. Many of these government incentives could expire, phase-out over time, exhaust the allocated funding or require renewal by the applicable authority. A reduction, elimination or expiration of government subsidies and economic incentives for solar electricity could result in the diminished competitiveness of solar energy, which would in turn hurt our sales and financial condition. We currently do not receive and do not rely on government subsidies and economic incentives for our operations.  However, reduction or elimination of government subsidies and economic incentives  may affect the operations of our prospective licensees and customers, which would in turn affect the demand for our technology. If there is insufficient demand for products using our technology our revenue prospects will be significantly diminished and we may be forced to curtail our business.

TECHNOLOGICAL CHANGES IN THE SOLAR POWER INDUSTRY COULD RENDER OUR FUTURE SOLAR POWER PRODUCTS UNCOMPETITIVE OR OBSOLETE, WHICH COULD REDUCE OUR MARKET SHARE AND CAUSE OUR REVENUES TO DECLINE.

The solar power market is characterized by continually changing technology requiring improved features, such as increased efficiency, higher power output and lower price. Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share. The solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. A variety of competing solar power technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our solar power products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products.

 IF SOLAR POWER TECHNOLOGY IS NOT SUITABLE FOR WIDESPREAD ADOPTION OR SUFFICIENT DEMAND FOR SOLAR POWER PRODUCTS DOES NOT DEVELOP OR TAKES LONGER TO DEVELOP THAN WE ANTICIPATE, OUR REVENUES WOULD NOT SIGNIFICANTLY INCREASE AND WE WOULD BE UNABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;
•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;
•	success of alternative distributed generation technologies such as fuel cells, wind power and micro turbines;
•
fluctuations in economic and market conditions that impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	capital expenditures by customers that tend to decrease when the United States or global economy slows;
•	continued deregulation of the electric power industry and broader energy industry; and
•	availability of government subsidies and incentives.

WE FACE INTENSE COMPETITION, AND MANY OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES THAN WE DO.

We operate in a competitive environment that is characterized by price fluctuation and technological change. We will compete with major international and domestic companies. Some of our current and future potential competitors may have greater market recognition and customer bases, longer operating histories and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. In addition, competitors may be developing similar technologies with a cost similar to, or lower than, our projected costs. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of solar and solar-related products than we can.

Our business plan relies on sales of our solar power products and our competitors with more diversified product offerings may be better positioned to withstand a decline in the demand for solar power products. It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

BECAUSE OUR INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, WE MAY LOSE MARKET SHARE TO LARGER COMPANIES THAT ARE BETTER EQUIPPED TO WEATHER A DETERIORATION IN MARKET CONDITIONS DUE TO INCREASED COMPETITION.

Our industry is highly competitive and fragmented, subject to rapid change and has low barriers to entry. We may in the future compete for potential customers with solar and heating companies and other providers of solar power equipment or electric power. Some of these competitors may have significantly greater financial, technical and marketing resources and greater name recognition than we have.

We believe that our ability to compete depends in part on a number of factors outside of our control, including:

•	the ability of our competitors to hire, retain and motivate qualified personnel;
•	the ownership by competitors of proprietary tools to customize systems to the needs of a particular customer;
•	the price at which others offer comparable services and equipment;
•	the extent of our competitors’ responsiveness to customer needs; and
•	installation technology.

Competition in the solar power services industry may increase in the future, partly due to low barriers to entry, as well as from other alternative energy resources now in existence or developed in the future. Increased competition could result in price reductions, reduced margins or loss of market share and greater competition for qualified personnel. There can be no assurance that we will be able to compete successfully against current and future competitors. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations would be adversely affected.

WE MAY BE VULNERABLE TO THE EFFORTS OF ELECTRIC UTILITY COMPANIES LOBBYING TO PROTECT THEIR REVENUE STREAMS AM/FROM COMPETITION FROM SOLAR POWER SYSTEMS.

Electric utility companies could lobby for a change in the relevant legislation in their markets to protect their current revenue streams. Any adverse changes to the regulations and policies of the solar energy industry could deter end-user purchases of solar power products and investment in the research and development of solar power technology. In addition, electricity generated by solar power systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities such as flat rate pricing, would require solar power systems to achieve lower prices in order to compete with the price of electricity. Any changes to government regulations or utility policies that favor electric utility companies could reduce our competitiveness and cause a significant reduction in demand for our products.

A DROP IN THE RETAIL PRICE OF CONVENTIONAL ENERGY OR NON-SOLAR ALTERNATIVE ENERGY SOURCES MAY NEGATIVELY IMPACT OUR PROFITABILITY.

We believe that a customer’s decision to purchase or install solar power capabilities is primarily driven by the cost of electricity from other sources and their anticipated return on investment resulting from solar power systems. Fluctuations in economic and market conditions that impact the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil and other fossil fuels, could cause the demand for solar power systems to decline, which would have a negative impact on our profitability. Changes in utility electric rates or net metering policies could also have a negative effect on our business.

OUR BUSINESS DEPENDS ON PROPRIETARY TECHNOLOGY THAT WE MAY NOT BE ABLE TO PROTECT AND MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

Our success will depend, in part, on our technology’s commercial viability and on the strength of our intellectual property rights. The technology is not patented and the only intellectual property rights that exist at present, if any, are trade secret rights. However, trade secrets are difficult to protect and others could independently develop substantially equivalent technology, otherwise gain access to trade secrets relating to the technology, Accordingly, we may not be able to protect the rights to our trade secrets. In addition, any agreements we enter into with our employees, consultants, advisors, customers and strategic partners will contain restrictions on the disclosure and use of trade secrets, inventions and confidential information relating to the technology may not provide meaningful protection in the event of unauthorized use or disclosure.

We recently filed a U.S. patent application to protect the intellectual property rights for “Thin and Flat Solar Collector-Concentrator and Method of Fabrication”. It could take several years for the application to be processed. However, patent protection may not be obtainable for the technology whether in the U.S. or internationally.  Alternatively, any protection that is obtained may not be broad enough to be effective and of value, or it may not withstand challenges as to validity and enforceability.

Third parties may assert that the technology, or the products we or our customers or partners commercialize using the technology, infringes upon their proprietary rights. We have yet to complete an infringement analysis and, even if such an analysis were available at the current time, it is virtually impossible for us to be certain that no infringement exists, particularly in our case where our products have not yet been fully developed.

We may need to acquire additional licenses from third parties in order to avoid infringement. Any required license may not be available to us on acceptable terms, or at all.

We could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s intellectual property rights as well as in enforcing our rights against others, and if we are found to infringe, the manufacture, sale and use of our or our customers’ or partners’ products could be enjoined. Any claims against us, with or without merit, would likely be time-consuming, requiring our management team to dedicate substantial time to addressing the issues presented. Furthermore, the parties bringing claims may have greater resources than we do.

WE DO NOT MAINTAIN THEFT OR CASUALTY INSURANCE, AND ONLY MAINTAIN MODEST LIABILITY AND PROPERTY INSURANCE COVERAGE AND THEREFORE WE COULD INCUR LOSSES AS A RESULT OF AN UNINSURED LOSS.

We do not maintain theft, casualty insurance, liability or property insurance coverage. We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. Any such uninsured or insured loss or liability could have a material adverse affect on our results of operations.

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our management, including Timothy Young, our President and CEO and Dr. Nadir Dagli and Dr. Ronald Petkie, the inventors of our technology. The loss of the services of any of these persons could have a material adverse effect on our operations. Our officers are employed on  “at will” basis. Accordingly, there can be no assurance that they will remain associated with us. Our management’s efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Mr. Young, Dr. Dagli or Dr. Petkie, or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

THE LOSS OF STRATEGIC RELATIONSHIPS USED IN THE DEVELOPMENT OF OUR PRODUCTS AND TECHNOLOGY COULD IMPEDE OUR ABILITY TO COMPLETE OUR PRODUCT AND RESULT IN A MATERIAL ADVERSE EFFECT CAUSING THE BUSINESS TO SUFFER.

We currently do not have and are not actively seeking any strategic relationships with technology development partners.  However, we may rely on strategic relationships with technology development partners to provide technology in the future.  A loss of these relationships for any reason could cause us to experience difficulties in completing the development of our product and implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent public accounting firm in their report dated September 9, 2010, included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern.  Any such adjustment, if necessary, would materially affect the value of our assets.

RISKS RELATING TO OUR COMMON STOCK

BECAUSE THERE IS A LIMITED MARKET IN OUR COMMON STOCK, STOCKHOLDERS MAY HAVE DIFFICULTY IN SELLING OUR COMMON STOCK AND OUR COMMON STOCK MAY BE SUBJECT TO SIGNIFICANT PRICE SWINGS.

There is a very limited market for our common stock. Since trading commenced in May 26, 2010, there has been little activity in our common stock and on some days there is no trading in our common stock. Because of the limited market for our common stock, the purchase or sale of a relatively small number of shares may have an exaggerated effect on the market price for our common stock. We cannot assure stockholders that they will be able to sell common stock or, that if they are able to sell their shares, that they will be able to sell the shares in any significant quantity at the quoted price.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Securities traded on the OTC Bulletin Board must be registered with the Securities and Exchange Commission  and the issuer must be current with its filings pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, in order to maintain price quotation privileges on the OTC Bulletin Board.  If  our common stock  becomes quoted on the OTC Bulletin Board, but we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE; ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our Common Stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the our Board of Directors. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

INSIDERS HAVE SUBSTANTIAL CONTROL OVER THE COMPANY.

Our principal shareholders, officers and directors beneficially owned as of  September 8, 2010  in the aggregate, approximately 81,029,600 shares of our outstanding common stock, which constitutes approximately 64% of our outstanding shares.

As a result, these stockholders acting together, have the ability to control substantially all matters submitted to the Company's stockholders for approval, including:

•	election of its board of directors;
•	removal of any of its directors;
•	amendment of its certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

In addition, sales of significant amounts of shares held by our principal stockholders, directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent its stockholders from realizing a premium over its stock price.

BECAUSE OUR COMMON STOCK IS NOT REGISTERED UNDER THE EXCHANGE ACT, WE WILL NOT BE SUBJECT TO THE FEDERAL PROXY RULES AND OUR DIRECTORS, EXECUTIVE OFFICES AND 10% BENEFICIAL HOLDERS WILL NOT BE SUBJECT TO SECTION 16 OF THE EXCHANGE ACT. IN ADDITION, OUR REPORTING OBLIGATIONS UNDER SECTION 15(D) OF THE EXCHANGE ACT MAY BE SUSPENDED AUTOMATICALLY IF WE HAVE FEWER THAN 300 SHAREHOLDERS OF RECORD ON THE FIRST DAY OF OUR FISCAL YEAR.

Our common stock is not registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and we do not intend to register our common stock under the Exchange Act for the foreseeable future. We are required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, but we are subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the Securities and Exchange Commission (“SEC”) a proxy statement and form of proxy complying with the proxy rules. In addition, because our common stock is not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding common stock will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4 and 5 respectively. Such information about our directors, executive officers, and beneficial holders will only be available through registration statements and periodic reports we file hereafter.  Furthermore, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

OUR COMMON STOCK COULD BE SUBJECT TO EXTREME VOLATILITY.

The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth in this report, as well as our operating results, financial condition and other events or factors. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock and wide bid-ask spreads. These fluctuations may have a negative effect on the market price of our common stock.  In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

THERE IS A LARGE NUMBER OF AUTHORIZED BUT UNISSUED SHARES OF CAPITAL STOCK AVAILABLE FOR ISSUANCE, WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS.

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001, of which 126,369,000 shares of common stock and 0 shares of preferred stock are currently outstanding. Our Board of Directors has the ability to authorize the issuance of 373,631,000 shares of common stock and  5,000,000 shares of preferred stock without shareholder approval. Any such issuance will result in substantial dilution to existing shareholders. In addition, the availability of such a large number of capital stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

WE HAVE NEVER PAID COMMON STOCK DIVIDENDS AND HAVE NO PLANS TO PAY DIVIDENDS IN THE FUTURE, AS A RESULT OUR COMMON STOCK MAY BE LESS VALUABLE BECAUSE A RETURN ON AN INVESTOR’S INVESTMENT WILL ONLY OCCUR IF OUR STOCK PRICE APPRECIATES.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock. There can be  no assurance that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

OUR COMMON STOCK IS SUBJECT TO “PENNY STOCK” RULES OF THE SECURITIES AND EXCHANGE COMMISSION, WHICH MAY MAKE IT MORE DIFFICULT FOR STOCKHOLDERS TO SELL OUR COMMON STOCK.

 Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on a national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited, which may make it more difficult for our shareholders to dispose of our securities.

WE MAY NEED ADDITIONAL CAPITAL, AND THE SALE OF ADDITIONAL SHARES OR OTHER EQUITY SECURITIES COULD RESULT IN ADDITIONAL DILUTION TO OUR STOCKHOLDERS.

If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. In addition, the successful execution of our business plan requires significant cash resources, including cash for investments and acquisition. Changes in business conditions and future developments could also increase our cash requirements. To the extent we are unable to obtain external financing, we will not be able to execute our business plan effectively. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None

ITEM 2.      PROPERTIES.

Our principal office is located at 93-B Castilian Dr. Suite C, Santa Barbara, California 93117. We lease approximately 1,200 square feet, with an annual cost of approximately $18,000.  The term of the lease is one year which expires on September 1, 2010, and thereafter will become month to month. We believe that our current premises are sufficient to handle our activities for the near future.

ITEM 3.       LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4.      (REMOVED AND RESERVED)

PART II

ITEM 5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On May 26, 2010, our common stock became eligible for quotation on the OTC Bulletin Board under the symbol "HYSR.OB."

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These high and low bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2011				Fiscal 2010
Quarter Ended	High		Low		High		Low
March 31	$	N/A	$	N/A	$	N/A	$	N/A
June 30		N/A		N/A		N/A		N/A
September 30.20				.15		N/A		N/A
December 31		N/A		N/A		N/A		N/A

Securities

Our Articles of Incorporation, as amended, authorize the issuance of 500,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, par value $.001 per share.

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of our Common Stock are entitled to one vote per share on all matters submitted to a vote of our stockholders. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of our Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

As of September 8, 2010, our common stock was held by 122 stockholders of record and we had  126,369,000  shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Trust Company N.A., 250 Royall Street Canton, MA 02021.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Equity Compensation Plan Information

We do not have any compensation plans or arrangements under which equity securities are authorized for issuance.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this report. See "Risk Factors."

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

Recently Issued Accounting Pronouncements

The Company has adopted the accounting pronouncement for subsequent events, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance applies to interim or annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company's financial statements.

In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of December 31, 2009. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the financial statements.

In August 2009, the FASB issued guidance under Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”. This guidance clarifies how the fair value a liability should be determined. This guidance is effective for the first reporting period after issuance. We have adopted this guidance for our interim period ending December 31, 2009. The adoption of this guidance has no material impact on our financial statements

Liquidity and Capital Resources

As of June 30, 2010, we had $394,966 of working capital as compared to a working deficit of $(42,533) from inception (February 18, 2009) through June 30, 2009. This increase of $437,499 was due primarily to private placements of shares of common stock pursuant to Subscription Agreements which we entered into with accredited investors.

Cash flow used in operating activities was $(665,269) for the year ended June 30, 2010 and $(39,561) for the period of inception (February 18, 2009) through June 30, 2009. The increase in cash used by operating activities was primarily due to the cost of salaries and professional fees. The Company is in its development stage and has had no revenues.

Cash used in investing activities was $(13,929) for the year ended June 30, 2010 and $(9,324) for the period of inception (February 18, 2009) through June 30, 2009.  The increase in cash used in investing activities was primarily due to the purchase of intangibles and fixed assets.

Cash provided from financing activities during the year ended June 30, 2010 was $1,087,607 and $52,542 for the period of inception (February 18, 2009) through June 30, 2009.  The increase in cash provided from financing activities in the current period was due to the sale of shares of our common stock through private placements.  Of the $52,542 from inception (February 18, 2009) through June 30, 2009, $44,553 related to proceeds from notes payable from a related party.

Our financial statements as of June 30, 2010 have been prepared under the assumption that we will continue as a going concern from inception (February 18, 2009) through June 30, 2010. Our independent registered public accounting firm have issued their report dated September 4, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our current cash balance will fund our operations for the next six  months as we develop a working prototype of our technology.  However, there may be unforeseen operational issues such as multiple rounds of design and redesign of the prototype that may exceed our current projected budget. If any unforeseen circumstances should we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. If we are unable to obtain additional financing, we may be forced to curtail our operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next nine  months is to utilize our cash balances to develop a demonstration prototype.  Since inception, we have been primarily involved in research and development activities associated with the filing of a patent application, design and fabrication of a working prototype.  The purpose of the prototype will be to demonstrate how our technology can increase the output of power of a typical solar cell overlaid with the HyperSolar concentration layer. We are currently developing a prototype of the Low Magnification version of our technology, as described in page 22 of this prospectus.  We do not expect to purchase any significant plant and equipment for completing the prototype.  Our current plan contemplates contracting with prototyping firms to produce the prototype based on our proprietary design. When we have completed a commercial product design based on our technology, we intend to use licensing and partnering strategies to enter the market.

This prototype will be used for demonstration purposes only and is not meant for commercial deployment.  We are currently underway in the development of this demonstration prototype.

We believe that our current cash and investment balances of $300,617 will be sufficient to support development activities until March 2011 at which time management estimates that it will require additional cash resources.

Operating Expenses

Operating expenses for the year ended June 30, 2010 were $829,532. The operating expenses consisted primarily of $341,700 in professional fees, $212,500 in salaries, $153,791 in research and development, and $43,968 in marketing expenses consisting of market research, website design and maintenance, and print collateral design.  Operating expenses from inception (February 18, 2009) through June 30, 2009, were $40,931. The operating expenses consisted primarily of $4,599 in marketing expenses and $32,425 in research and development.

Net Loss

For the year ended June 30, 2010, our net loss was $(832,287). The net loss was related primarily to operating expenses for salaries, research and development,  and professional fees.  From inception (February 18, 2009) through June 30, 2009, our net loss was $(41,523).  The net loss was primarily related to operating expenses for marketing and research and development.  We recently began operating our business, and no revenues were generated to cover our operating costs, since we are in the development stage of our Company.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.       FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2010, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the three months ended June 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2010, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

           This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION.

 None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors:

Name	Age	Position
Timothy Young	44	President, CEO, Acting CFO and Chairman
Ronald Petkie	57	Chief Technology Officer
Christopher Marquis	27	Director

Timothy Young – President, CEO and Director

Tim Young is an accomplished executive with over 15 years of management experience in media and Internet technology companies. Mr. Young was appointed, President, CEO, Acting CFO and Chairman of the Company in August 2009. Most recently September 2007 through August 2009, Mr. Young was the President of Rovion, Inc., an internet media startup company, where he increased revenues through a channel sales strategy that included companies such as Clear Channel, Disney, CBS, and Fox Television and bolstered the company's technical capabilities through strategic acquisitions.

Prior to Rovion, Mr. Young was employed by Time Warner Inc. from October 1998 through July 2007, where he served as Vice President and Regional Vice President of various divisions including America Online and Time Warner Cable. During his tenure, Mr. Young built some of the highest performing sales organizations at Time Warner with responsibilities ranging from product development, marketing, staff training to leadership development. After Time Warner's acquisition of Adelphia Media Services and Comcast in 2004, Mr. Young served as Regional Vice President of Western Region, and was responsible for successfully integrating the California sales teams which accounted for over $200 million in revenues with 250 sales and marketing personnel, and launched several new product offerings. Mr. Young also serves on the board of Calypso Media Group, a full service discount advertising agency specializing in COOP advertising.  Mr. Young's track record of success and over fifteen plus years of management and leadership experience bringing new products to the market, qualifies him to be a board member of HyperSolar, Inc.

Ronald Petkie, Ph.D. – Chief Technology Officer

Ronald Petkie, co-inventor of the Company’s technology, has over 20 years of diversified experience in advanced materials technology and thin and thick film processes. Dr. Petkie was appointed Chief Technology Officer of the Company in August 2009. From 2003 to 2009, Dr. Petkie worked on cutting edge alternative energy technologies, with a heavy emphasis on photovoltaic solar cell technologies. From January 2005 through April 2005, Dr. Petkie was the Contract Materials Engineer with First Solar. From June 2005 through April 2006, Dr. Petkie served as a Process Characterization Engineer at Evergreen Solar. From August 2006 through September 2007, he also served as Process Integration Engineer at Advent Solar. Dr. Petkie served as the Director of Research at Global PV Specialists from January 2008 through January 2009. His industrial experience encompasses a broad range of solar cell technology, from the quality of materials to a deep understanding of device physics and manufacturing technologies and their interrelationships. This experience enabled him to develop improvements and novel processes for manufacturing solar cells with better yield and performance through characterization and statistical performance modeling.

Prior to working in the alternative energy industry, Dr. Petkie spent six years at Diamonex as the principal investigator for development and application engineering of synthetic diamond wafer technology, primarily involving advanced high-performance microelectronic packaging. He began his career at an IBM semiconductor pilot line as a Senior Engineer developing and managing manufacturing processes for magnetic sensor chips, and several years at the Materials Laboratory at the IBM Research Division involving thin film technology and equipment. Dr. Petkie holds a Ph.D. degree in Materials Engineering from Rensselaer Polytechnic Institute, a Masters degree in Electrical Engineering and a Bachelors degree in Physics from Pennsylvania State University.

Dr. Petkie has authored numerous patent applications involving thin film, thick film, microelectronic manufacturing processes, and photovoltaics, and is the listed inventor in 5 issued patents. He has authored or co-authored over 32 technical publications. Dr. Petkie’s realm of expertise includes knowledge and hands-on work in thin and thick film technology, microelectronic packaging, materials analysis and electrical characterization, statistical analysis / neural networks, vacuum equipment and deposition (PVD, CVD, electroplating, wet powder spraying, e-beam, rf and dc sputtering, electrochemical techniques), metallization processes / metal-ceramic bonding, high-temperature processing / sintering, optical filters, electron microscopy, process-properties-microstructure relationships, crystallization processes, crystallographic characterization-relationships, electronic materials / devices / sensors, photovoltaics, hydrogen separation for fuel cells, thermal management materials and techniques, magnetic sensors, photography and imaging.

Christopher Marquis, Director

Christopher Marquis is a real estate executive who provides advisory and transactional services for investors of shopping centers, retail properties, and single tenant assets throughout Southern California.  Since 2008, he has been employed by Sperry Van Ness, a real estate advisory firm located in Irvine, California. Prior to his employment by Sperry Van Ness, from April 2006 through September 2006, Mr. Marquis was responsible for market research and financial analysis assistance on new projects for the development team at Treadwell Robertson, Inc. a real estate developer located in San Juan Capistrano, California. Mr. Marquis graduated in 2007 from Brigham Young University in Provo, Utah with a Bachelor of Science degree in Finance at the Marriott School of Management.  While working on his degree, Mr. Marquis held a management position at DP Clothing in Provo, Utah from November 2003 until April 2006. Mr. Marquis played a key role in the very early stages of our company serving as our CEO, President and Chairman of the Board from January 2009 through August 2009.  Mr. Marquis has served as a director of the Company since inception. This experience along with his expertise and knowledge with in marketing research and finance make him qualified to continue to serve on our board of directors.

Advisory

Nadir Dagli, Ph.D. – Chief Scientific Advisor

Nadir Dagli, lead inventor of the Company’s technology, is an expert in the field of photonics and nanophotonics for high-speed telecommunication devices. He received his Ph.D. in electrical engineering from the Massachusetts Institute of Technology, Cambridge, MA in 1986. Since 1987, Dr. Dagli has been a professor of electrical and computer engineering at the University of California at Santa Barbara (UCSB). His current research includes the design, fabrication and modeling of guided-wave components for optical integrated circuits, ultra fast electro-optic optical modulators, wavelength division multiplexed components and photonic nanostructures. He has consulted with both government and international agencies such as NSF and the United Nations as well as corporate enterprises such as Tektronix and Teledyne. Dr. Dagli is a fellow of the Institute of Electrical and Electronics Engineers (IEEE), an honor conferred to those with an extraordinary record of accomplishments in the IEEE fields of interest.

Over his career, Dr. Dagli has pioneered many novel breakthrough technologies in photonics and made significant contributions to compound semiconductor electro-optic modulators that are critical to high-speed telecommunication systems. His group was the first to demonstrate electron wave interference effects and current switching in coupled electron wires. In enabling advanced photonics research, Dr. Dagli made pioneering contributions to novel beam propagation methods (BPMs) to account for wide angle and vector nature of electromagnetic wave propagation. His BPMs are the most efficient in the world today and are included in most commercial photonics simulation and engineering software packages. Dr. Dagli’s novel slow wave traveling wave electrodes on GaAs/AlGaAs epitaxial layers removed from their substrates allowed for the realization and fabrication of optical modulators with bandwidths exceeding 40 GHz. Most recently, his research group broke the record for successfully making the world’s lowest drive voltage optical modulator with drive voltages of 0.3 V.

Dr. Dagli chaired and served on the technical program committees and advisory committees of numerous leading conferences such as CLEO, CLEO Pacific Rim, IEEE Lasers and Electro Optics Society Annual Meeting, IEEE International Topical Meeting on Microwave Photonics, OSA Integrated Photonic and Nanophotonics Research and Applications topical meeting, SPIE Photonics West and SPIE International Symposium on Microtechnologies for the New Millennium. He served as a member of editorial board of IEEE Transactions on Microwave Theory and Techniques, 1994-1998. Dr. Dagli was the Associate Editor for IEEE Photonics Technology Letters from 1997 to 2000 and the Editor-in-Chief of IEEE Photonics Technology Letters 2000-2005. He authored and coauthored over 150 referred journal and conference publications, several book chapters as well an edited book entitled “High Speed Photonic Devices” Published by Taylor and Francis.

 Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.   Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

 INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

•
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

COMMITTEES OF THE BOARD

We currently have no audit committee, compensation committee, nominations and governance committee of our board of directors. We do not have an audit committee financial expert.

INDEBTEDNESS OF EXECUTIVE OFFICERS AND DIRECTORS

No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

FAMILY RELATIONSHIPS

There are no family relationships among our executive officers and directors.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. A copy of the Code of Ethics can be obtained without charge upon request to Timothy Young, CEO and President, 93-B Castilian Dr. Santa Barbara, CA 93117 is also been filed as an exhibit to this Annual Report. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Board of Directors.  Any such waivers will be promptly disclosed to our shareholders.

ITEM 11.EXECUTIVE COMPENSATION.

The following the table below sets forth the compensation earned by each person acting as our Principal Executive Officer, Principal Financial Officer and our other most highly compensated executive officers whose total annual compensation exceeded $100,000 (together, the “Named Executive Officers”).
Name & Principal Position	Year		Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Young, CEO and Acting CFO	2009	(1)	0		0	0	0	0	0	0	0
	2010		$212,500	(2)	0	0	0	0	0	0	0
Dr. Ronald Petkie, CTO	2009	(1)	$28,125	(3)	0	0	0	0	0	0	0
	2010		$100,000	(4)	0	0	0	0	0	0	0

(1)	The Company was formed on February 18, 2009.
(2)
Pursuant to the terms of the employment between the Company and Mr. Young, Mr. Young shall receive a monthly compensation of  $21,250 per month, $255,000 annually. Mr. Young’s employment agreement was signed on August 22, 2009 and became effective September 1, 2009.

(3)	Paid pursuant to the terms of a Consulting Agreement between the Company and Dr. Petkie dated as of March 9, 2009 .
(4)
Pursuant to the terms of the employment between the Company and Dr. Petkie, Dr. Petkie shall receive a monthly compensation of  $10.000 per month, $120,000 annually. Dr. Petkie’s  employment agreement was signed on August 22, 2009 and became effective September 1, 2009.

 Outstanding Equity Awards at Fiscal Year-End

There were no grants of options to purchase our common stock to the named executive officers at June 30, 2010.

EMPLOYMENT AGREEMENTS

Our CEO, Timothy Young is employed as an “at- will” employee whose employment with the Company may be terminated at any time by either party. We have agreed to pay Mr. Young an annual salary of $255,000, subject to modification in accordance with the Company’s policies, practices and procedures.  In addition, we have agreed to pay Mr. Young three months base salary, in the event his employment is terminated by the Company. Mr. Young is eligible to receive a quarterly bonus as determined by the Company’s Board of Directors and to participate in any benefit plan implemented by the Company.

Our CTO, Dr. Ronald Petkie, is also employed as an “at- will” employee whose employment with the Company may be terminated at any time by either party. We have agreed to pay Dr. Petkie an annual salary of $120,000, subject to modification in accordance with the Company’s policies, practices and procedures.  In addition, we have agreed to pay Dr. Petkie three months base salary, in the event his employment is terminated by the Company. Dr. Petkie is eligible to receive a quarterly bonus as determined by the Company’s Board of Directors and to participate in any benefit plan implemented by the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth, as of September 8, 2010 , the number of and percent of our common stock beneficially owned by:

•	all directors and nominees, naming them,
•	our executive officers,
•	our directors and executive officers as a group, without naming them, and

 We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from September 8, 2010 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of September 8, 2010 have been exercised and converted.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock (1)
Common Stock	Timothy A. Young(2)	10,000,000		7.91%
Common Stock	Dr. Ronald Petkie (2)	5,000,000		3.96%
Common Stock	Christopher Marquis (2)	1,153,000		0.91%
Common Stock	Cumorah Capital, Inc.	32,363,300	(3)	25.61%
Common Stock	Pearl Innovations, LLC.	32,513,300	(4)	25.72%
Common Stock	All Executive Officers and Directors as a Group (3 persons)	16,153,000		12.66%

(1)	Based upon 126,369,000 shares issued and outstanding as of September 8, 2010

(2)	Executive Officers and Directors of the Company

(3)	William E. Beifuss holds voting and dispositive power over the shares held by Cumorah Capital, Inc.

(4)	Elaine Lei holds voting and dispositive power over the shares held by Pearl Innovations, LLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

In June of 2009 we issued a promissory notes in the aggregate amount of $44,553 to a Wings Fund, Inc. (‘WFI”) with interest calculated at 5% per annum. From July 2009 through October 2009, we issued additional promissory notes in the amount of  $110,000 to WFI with interest calculated at 5% per annum. The promissory notes were re-paid on December 29, 2009, together with interest of $2,755. WFI was until September, 2009,  an affiliate of the Company by virtue of its ownership of in excess of 5% of our common stock. WFI subsequently transferred a portion of its shares and currently owns 4.7% of our common stock.

In April 2009, we issued founder shares of our common stock at a price of $.00005 on a post-split basis ($.001pre-split) to the following:

Name	Relationship	# of Shares (post split)
Christopher Marquis	Director	1,000,000
Dr. Nadir Dagli	Chief Scientific Advisor	2,000,000
Wings Fund, Inc.	Shareholder	18,000,000

Also, in April 2009, we issued shares of our common stock at a price of $.000075 on a post-split basis ($.0015 (pre-split) to the following:

Name	Relationship	# of Shares (post split)
Wings Fund, Inc.	Shareholder	46,263,300
Pearl Innovations, LLC	Shareholder	46,263,300

Except for the foregoing, there are no additional transactions, since the beginning of our last fiscal year, or any currently proposed transaction, in which we are or was to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

We do not currently have any directors who are independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2010 and 2009 for the audits of our annual financial statements for the fiscal year totaled approximately $25,500 and $13,000, respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2010 and 2009 of $0 and $0 respectively, to HJ Associates & Consultants, LLP in connection with the audit of the financial statements of the Company for the years ended June 30, 2010 and June 30, 2010, for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We incurred fees of $0 and $0 billed to us by HJ Associates & Consultants, LLP for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended June 30, 2010 and June 30, 2010, respectively.

All Other Fees

There were no fees billed to us by HJ Associates & Consultants, LLP for services rendered to us during the last two fiscal years, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

As of the date of this filing, our current policy is to not engage HJ Associates & Consultants, LLP to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage HJ Associates & Consultants, LLP to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

ITEM 15.EXHIBITS.

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

10.2	Form of Subscription Agreement dated as of April 10, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.3	Form of Subscription Agreement dated as of April 17, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.4	Offer of Employment to Timothy Young dated August 13, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.5	Offer of Employment to Dr. Ronald Petkie dated August 13, 2009(Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.6
Consulting Agreement between Hypersolar, Inc. and Dr. Ronald Petkie dated as of March 9, 2009(Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.7
Consulting Agreement between Hypersolar, Inc. and Nadir Dagli dated as of March 1, 2009(Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.8	Invention Transfer dated as of June 10, 2009(Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.9
Form of Promissory Note issued during the period commencing June 30, 2009 through October 15, 2009(Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERSOLAR, INC.

Date: September 9, 2010	By:	___________________________________
CHIEF EXECUTIVE OFFICER PRESIDENT (PRINCIPAL EXECUTIVE OFFICER),ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Timothy Young	CHIEF EXECUTIVE OFFICER, PRESIDENT (PRINCIPAL EXECUTIVE OFFICER),	September 9, 2010
Timothy Young	ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING
AND FINANCIAL OFFICER) AND CHAIRMAN

AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARDP

/s/ Christopher Marquis	DIRECTOR	September 9, 2010
Christopher Marquis

INDEX TO FINANCIAL STATEMENTS

HYPERSOLAR, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
HyperSolar, Inc.
93 Castillian Dr., Suite B-200
Santa Barbara, California 93117

We have audited the accompanying balance sheets of HyperSolar, Inc. as of June 30, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2010 and from inception of the development stage on February 18, 2009 through June 30, 2010. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HyperSolar, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2010 and from inception of the development stage on February 18, 2009 through June 30, 2010, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of HyperSolar, Inc.'s internal control over financial reporting as of June 30, 2010 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the Note 1 to the financial statements, the Company has suffered a net loss from operations, and has experienced negative cash flows from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
September 9, 2010

HYPERSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2010	June 30, 2009

ASSETS

CURRENT ASSETS
Cash	$412,066	$3,657
Prepaid expenses	20,021	-

TOTAL CURRENT ASSETS	432,087	3,657

PROPERTY & EQUIPMENT
Computers and peripherals	3,211	-
Less: accumulated depreciation	(809)	-

NET PROPERTY AND EQUIPMENT	2,402	-

OTHER ASSETS
Deposits	1,688	-
Domain, net of amortization $679 and $325, respectively	4,636	4,990
Patents	14,727	4,009

TOTAL OTHER ASSETS	21,051	8,999

TOTAL ASSETS	$455,540	$12,656

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$12,310	$-
Accrued expenses	24,255	1,045
Accrued interest, related party	556	592
Note payable, related party	-	44,553

TOTAL CURRENT LIABILITIES	37,121	46,190

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value;
500,000,000 authorized common shares
126,369,000 and 113,526,600 shares issued and outstanding, respectively	126,368	113,526
Additional Paid in Capital/(Deficit)	1,165,861	(105,537)
Deficit Accumulated during the Development Stage	(873,810)	(41,523)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	418,419	(33,534)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$455,540	$12,656

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
		From Inception on	From Inception on
		February 18, 2009	February 18, 2009
	For the Year Ended	through	through
	June 30, 2010	June 30, 2009	June 30, 2010

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	674,578	8,181	682,759
Research and development	153,791	32,425	186,216
Depreciation and amortization	1,163	325	1,488

TOTAL OPERATING EXPENSES	829,532	40,931	870,463

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(829,532)	(40,931)	(870,463)

TOTAL OTHER EXPENSES
Interest expense	(2,755)	(592)	(3,347)

LOSS BEFORE PROVISION FOR INCOME TAXES	(832,287)	(41,523)	(873,810)

Provision for income taxes	-	-	-

NET LOSS	$(832,287)	$(41,523)	$(873,810)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	121,157,455	57,941,532

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at February 18, 2009	-	$-	-	$-	$-	$-	$-

Issuance of common stock in April 2009 for cash
(21,000,000 shares issued at $0.00005 per share)	-	-	21,000,000	21,000	(19,950)	-	1,050

Issuance of common stock in April 2009 for cash
(92,526,600 shares issued at $0.000075 per share)	-	-	92,526,600	92,526	(85,587)	-	6,939

Net Loss from inception (February 19, 2009) through June 30, 2009	-	-	-	-	-	(41,523)	(41,523)
Balance at June 30, 2009	-	-	113,526,600	113,526	(105,537)	(41,523)	(33,534)

Issuance of common stock in October 2009 for cash
(1,270,000 shares issued at $0.10 per share)	-	-	1,270,000	1,270	125,730	-	127,000

Issuance of common stock in November 2009 for cash
(3,944,000 shares issued at $0.10 per share)	-	-	3,944,000	3,944	390,456	-	394,400

Issuance of common stock in December 2009 for cash
(2,637,500 shares issued at $0.10 per share)	-	-	2,637,500	2,637	261,113	-	263,750

Issuance of common stock in January 2010 for services
(1,520,800 shares issued at $0.10 per share)	-	-	1,520,800	1,521	150,559	-	152,080

Issuance of common stock in January 2010 for cash
(3,470,100 shares issued at $0.10 per share)	-	-	3,470,100	3,470	343,540	-	347,010

Net Loss for the year ended June 30, 2010	-	-	-	-	-	(832,287)	(832,287)

Balance at June 30, 2010	-	$-	126,369,000	$126,368	$1,165,861	$(873,810)	$418,419

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		From Inception on	From Inception on
		February 18, 2009	February 18, 2009
	For the Year Ended	through	through
	June 30, 2010	June 30, 2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(832,287)	$(41,523)	$(873,810)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization expense	1,163	325	1,488
Common stock issued for services	152,080	-	152,080
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	(20,021)	-	(20,021)
Deposits	(1,688)	-	(1,688)
Increase (Decrease) in:
Accounts payable	12,310	-	12,310
Accrued expenses	23,174	1,637	24,811

NET CASH USED IN OPERATING ACTIVITIES	(665,269)	(39,561)	(704,830)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,211)	-	(3,211)
Purchase of intangible assets	(10,718)	(9,324)	(20,042)

NET CASH USED IN INVESTING ACTIVITIES	(13,929)	(9,324)	(23,253)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	110,000	44,553	154,553
Payment of notes payable, related party	(154,553)	-	(154,553)
Proceeds from issuance of common stock	1,132,160	7,989	1,140,149

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,087,607	52,542	1,140,149

NET INCREASE IN CASH	408,409	3,657	412,066

CASH, BEGINNING OF PERIOD	3,657	-	-

CASH, END OF PERIOD	$412,066	$3,657	$412,066

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,199	$-	$2,791
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended June 30, 2010. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the period ended June 30, 2010, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Significant estimates made in preparing these financial statements include the estimate of useful lives of intangible assets, and the deferred tax valuation allowance. Actual results could differ from those estimates.

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2010, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended June 30, 2010, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Income Taxes
The Company uses the liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs for years ended June 30, 2010 and 2009, were $298 and $3,491, respectively.

      Stock based Compensation
Share-based Payment applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. The Company will be required to follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

Recently issued pronouncements
Management reviewed accounting pronouncements issued during the three months ended June 30, 2010, and no pronouncements were adopted during the period.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

3.	CAPITAL STOCK

During the year ended June 30, 2010, the Company issued 11,321,600 shares of common stock at $0.10 per share for cash in the amount of $1,132,160, through a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended. Also, the Company issued 1,520,800 shares of common stock for services with a fair value of $152,080. During the period ended June 30, 2009, the Company issued 21,000,000 founders shares of common stock at $0.00005 per share for cash in the amount of $1,050; also, the Company issued 92,526,600 shares of common at $0.000075 per share for cash in the amount of $6,939.

4.	INTANGIBLE ASSETS

	Useful Lives	2010	2009
Domain-gross	15 years	$5,315	$5,315
Less amortization		(679)	(325)
Domain-net		$4,636	4,990

Patents-gross	15 years	$14,727	$4,009

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

5. INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2008.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at  June 30, 2010 and 2009, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended June 30, 2010 and 2009, the Company did not recognize interest and penalties.

6.	DEFERRED TAX BENEFIT

At June 30, 2010, the Company had net operating loss carry-forwards of approximately $864,674 that may be offset against future taxable income. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

6.	DEFERRED TAX BENEFIT (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 40% to pretax income from continuing operations for the period ended June 30, 2010 and 2009 due to the following:

	2010	2009
Book income	$(332,595)	$(16,609)
State income taxes	(320)	-
Other	272	-
Depreciation and amortization	(540)	-
Related party accrual	(14)	-
Research and development	3,693	-

Valuation Allowance	329,504	16,609

Income tax expense	$-	$-

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of June 30, 2010:

	2010	2009
Deferred tax assets:
NOL carryover	$345,870	$16,364
Research & development	10,814	-
Related party accrual	222	237

Deferred tax liabilites:
Depreciation and amortization	(616)	8

Less Valuation Allowance	(356,290)	(16,609)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

7.   PROMISSORY NOTE PAYABLE RELATED PARTY

During the year ended June 30, 2010, an investor loaned the Company additional funds for operations, in the amount of $110,000. The promissory notes to the investor totaled $154,553, with interest bearing at 5% per annum. The promissory notes were paid off as of December 31, 2009, which included interest of $2,755. As of June 30, 2010, the note was paid in full.

8.	CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

The Company currently maintains a cash balance at a single financial institution in excess of the federally insured maximum of $250,000. At June 30, 2010, the Company’s uninsured cash deposits were $162,066.

9.      COMMITMENTS AND CONTINGENCIES

Legal Matters
The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

10.   SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to Topic 855.

As of August 26, 2010, the Company has signed an agreement to engage legal counsel to prepare and file a new application for federal trademark registration.

As of August 31, 2010, the Company renewed its facility lease for another year. The lease term commenced on September 1, 2010 and terminates on August 31, 2011, with an extension option for another twelve months.