Form 10-Q
period 2010-09-30
Hypersolar, Inc.
filed 2010-11-09
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [☐                                                                                                                 Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                                                                                                                  Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes  ☐ No   ☒

There were 126,369,000 shares of the registrant's common stock, par value $0.001, issued and outstanding as of November 5, 2010.

HYPERSOLAR, INC.

TABLE OF CONTENTS

PART I.  Financial Information

PART II.  Other Information

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

HYPERSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2010	June 30, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$244,731	$412,066
Prepaid expenses	15,021	20,021

TOTAL CURRENT ASSETS	259,752	432,087

PROPERTY & EQUIPMENT
Computers and peripherals	3,211	3,211
Less: accumulated depreciation	(1,076)	(809)

NET PROPERTY AND EQUIPMENT	2,135	2,402

OTHER ASSETS
Deposits	1,688	1,688
Domain, net of amortization $768 and $679, respectively	4,547	4,636
Patents	14,727	14,727

TOTAL OTHER ASSETS	20,962	21,051

TOTAL ASSETS	$282,849	$455,540

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$24,862	$12,310
Accrued expenses	16,162	24,255
Accrued interest, related party	-	556

TOTAL CURRENT LIABILITIES	41,024	37,121

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value;
500,000,000 authorized common shares
126,369,000 and 126,369,000 shares issued and outstanding, respectively	126,368	126,368
Additional Paid in Capital/(Deficit)	1,165,861	1,165,861
Deficit Accumulated during the Development Stage	(1,050,404)	(873,810)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	241,825	418,419

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$282,849	$455,540

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception on
			February 18, 2009
	For the Three Months Ended		through
	September 30, 2010	September 30, 2009	September 30, 2010

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	137,709	91,657	820,468
Research and development	38,529	27,419	224,745
Depreciation and amortization	356	89	1,844

TOTAL OPERATING EXPENSES	176,594	119,165	1,047,057

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(176,594)	(119,165)	(1,047,057)

TOTAL OTHER EXPENSES
Interest expense	-	-	(3,347)

LOSS BEFORE PROVISION FOR INCOME TAXES	(176,594)	(119,165)	(1,050,404)

Provision for income taxes	-	-	-

NET LOSS	$(176,594)	$(119,165)	$(1,050,404)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	126,369,000	113,526,600

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at June 30, 2010	-	$-	126,369,000	$126,368	$1,165,861	$(873,810)	$418,419

Net loss for the three months ended September 30, 2010 (unaudited)	-	-	-	-	-	(176,594)	(176,594)

Balance at September 30, 2010 (unaudited)	-	$-	126,369,000	$126,368	$1,165,861	$(1,050,404)	$241,825

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception on
			February 18, 2009
	For the Three Months Ended		through
	September 30, 2010	September 30, 2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(176,594)	$(119,165)	$(1,050,404)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization expense	356	88	1,844
Common stock issued for services	-	-	152,080
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	5,000	(1,688)	(15,021)
Deposits	-	(1,687)	(1,688)
Increase (Decrease) in:
Accounts payable	12,552	34,195	24,862
Accrued expenses	(8,649)	17,932	16,162

NET CASH USED IN OPERATING ACTIVITIES	(167,335)	(70,325)	(872,165)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(1,468)	(3,211)
Purchase of intangible assets	-	-	(20,042)

NET CASH USED IN INVESTING ACTIVITIES	-	(1,468)	(23,253)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	-	95,000	154,553
Payment of notes payable, related party	-	-	(154,553)
Proceeds from issuance of common stock	-	-	1,140,149

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	95,000	1,140,149

NET INCREASE (DECREASE) IN CASH	(167,335)	23,207	244,731

CASH, BEGINNING OF PERIOD	412,066	3,657	-

CASH, END OF PERIOD	$244,731	$26,864	$244,731

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$556	$-	$3,347
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2010.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the period ended September 30, 2010, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended September 30, 2010, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently issued pronouncements
Management reviewed accounting pronouncements issued during the three months ended September 30, 2010, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the three months ended September 30, 2010, the Company issued no shares of common stock.

4. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined there are no subsequent events to be reported.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2010, and no pronouncements were adopted during the period.

Liquidity and Capital Resources

As of September 30, 2010, we had $218,728 of working capital as compared to a working capital of $394,966 as of June 30, 2010. This decrease of $(176,238) was due primarily to a decrease in equity funding.

Cash flow used in operating activities was $(167,335) for the three months ended September 30, 2010 and $(70,325) for the prior period September 30, 2009. The increase in cash used by operating activities was primarily due to the cost of research and development, public relations, and professional fees. The Company is in its development stage and has had no revenues.

Cash used in investing activities was $0 for the three months ended September 30, 2010 and $1,468 for the prior period September 30, 2009.  In the current period no fixed assets were purchased.

Cash provided from financing activities during the three months ended September 30, 2010 was $0 and $95,000 for the prior period September 30, 2009. During the current period, the Company did not receive proceeds from outside sources to meet its operating needs as compared to the prior period.

Our financial statements as of September 30, 2010 have been prepared under the assumption that we will continue as a going concern from inception (February 18, 2009) through September 30, 2010. Our independent registered public accounting firm have issued their report dated September 4, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Operating Expenses

Operating expenses for the three months ended September 30, 2010 were $176,594 and $119,165 for the prior period September 30, 2009. The net change in operating expenses consisted primarily of the net change in professional fees, salaries, and research and development.

Net Loss

For the three months ended September 30, 2010, our net loss was $(176,594) and $(119,165) for the prior period September 30, 2009. The change in net loss was related primarily to operating expenses for research and development, salaries and professional fees. We recently began operating our business, and no revenues were generated to cover our operating costs, since we are in the development stage of our Company.

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

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on September 9, 2010.

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

32.1*
Certification of the Chief Executive Officer and Chief Financial Officer of Hypersolar, Inc., furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes
Oxley Act of 2002.

 *  Filed herewith

HYPERSOLAR, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERSOLAR, INC.

November 9, 2010	By:	/s/ Timothy Young

Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)