Form 10-Q
period 2010-12-31
Hypersolar, Inc.
filed 2011-02-14
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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
Non-accelerated filer   [] (Do not check if a smaller reporting company)                                Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes   No   ☒

There were 128,369,000 shares of the registrant's common stock, par value $0.001, issued and outstanding as of February 11, 2011.

HYPERSOLAR, INC.

TABLE OF CONTENTS

PART I.  Financial Information

PART II.  Other Information

Description		Page

Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Reserved	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
Signatures		14

 PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

HYPERSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2010	June 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$78,140	$412,066
Prepaid expenses	16,833	20,021

TOTAL CURRENT ASSETS	94,973	432,087

PROPERTY & EQUIPMENT
Computers and peripherals	3,211	3,211
Less: accumulated depreciation	(1,344)	(809)

NET PROPERTY AND EQUIPMENT	1,867	2,402

OTHER ASSETS
Deposits	1,688	1,688
Domain, net of amortization $856 and $679, respectively	4,459	4,636
Patents	14,727	14,727

TOTAL OTHER ASSETS	20,874	21,051

TOTAL ASSETS	$117,714	$455,540

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,062	$12,310
Accrued expenses	-	24,255
Accrued interest, related party	-	556

TOTAL CURRENT LIABILITIES	13,062	37,121

SHAREHOLDERS' EQUITY
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value;
500,000,000 authorized common shares
128,369,000 and 126,369,000 shares issued and outstanding, respectively	128,369	126,369
Additional Paid in Capital	1,263,860	1,165,860
Deficit Accumulated during the Development Stage	(1,287,577)	(873,810)

TOTAL SHAREHOLDER'S EQUITY	104,652	418,419

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$117,714	$455,540

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception on
					February 18, 2009
	For the Three Months Ended		For the Six Months Ended		through
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	177,777	231,236	315,485	322,895	998,245
Research and development	57,269	38,331	95,799	65,750	282,014
Depreciation and amortization	356	366	712	454	2,200

TOTAL OPERATING EXPENSES	235,402	269,933	411,996	389,099	1,282,459

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(235,402)	(269,933)	(411,996)	(389,099)	(1,282,459)

OTHER EXPENSES
Penalties	(40)	-	(40)	-	(40)
Interest expense	(131)	(2,755)	(131)	(2,755)	(3,478)

TOTAL OTHER EXPENSES	(171)	(2,755)	(171)	(2,755)	(3,518)

LOSS BEFORE PROVISION FOR INCOME TAXES	(235,573)	(272,688)	(412,167)	(391,854)	(1,285,977)

Provision for income taxes	(1,600)	-	(1,600)	-	(1,600)

NET LOSS	$(237,173)	$(272,688)	$(413,767)	$(391,854)	$(1,287,577)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	126,629,870	117,080,736	126,499,435	115,303,668

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at June 30, 2010	-	$-	126,369,000	$126,369	$1,165,860	$(873,810)	$418,419

Issuance of common stock in December 2010 (cash)
(2,000,000 shares issued at $0.05 per share) (unaudited)	-	-	2,000,000	2,000	98,000	-	100,000

Net loss for the six months ended December 31, 2010 (unaudited)	-	-	-	-	-	(413,767)	(413,767)

Balance at December 31, 2010 (unaudited)	-	$-	128,369,000	$128,369	$1,263,860	$(1,287,577)	$104,652

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception on
			February 18, 2009
	For the Six Months Ended		through
	December 31, 2010	December 31, 2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(413,767)	$(391,854)	$(1,287,577)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization expense	712	454	2,200
Common stock issued for services	-	-	152,080
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	3,188	-	(16,833)
Deposits	-	(3,375)	(1,688)
Increase (Decrease) in:
Accounts payable	752	5,310	13,062
Accrued expenses	(24,811)	180,382	-

NET CASH USED IN OPERATING ACTIVITIES	(433,926)	(209,083)	(1,138,756)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(3,211)	(3,211)
Purchase of intangible assets	-	-	(20,042)

NET CASH USED IN INVESTING ACTIVITIES	-	(3,211)	(23,253)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	-	110,000	154,553
Payment of notes payable, related party	-	(154,553)	(154,553)
Proceeds from issuance of common stock	100,000	785,150	1,240,149

NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	740,597	1,240,149

NET INCREASE/(DECREASE) IN CASH	(333,926)	528,303	78,140

CASH, BEGINNING OF PERIOD	412,066	3,657	-

CASH, END OF PERIOD	$78,140	$531,960	$78,140

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$131	$2,755	$3,479
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2010.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the period ended December 31, 2010, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
DECEMBER 31, 2010

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended December 31, 2010, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently Issued Pronouncements
Management reviewed accounting pronouncements issued during the six months ended December 31, 2010, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the six months ended December 31, 2010, the Company issued 2,000,000 shares of common stock at a price of $0.05 per share for cash of $100,000. During the six months ended December 31, 2009, the Company issued 7,851,500 shares of common stock at a price of $0.10 per share for cash of $785,150.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended December 31, 2010, and no pronouncements were adopted during the period.

Liquidity and Capital Resources

As of December 31, 2010, we had $81,911 of working capital as compared to a working capital of $394,966 as of June 30, 2010. This decrease of $(313,055) was due primarily to a decrease in equity funding, and current operational expenses.

Cash flow used in operating activities was $(433,926) for the six months ended December 31, 2010 and $(209,083) for the prior period December 31, 2009. The increase in cash used by operating activities was primarily due to the cost of research and development, public relations, and professional fees. The Company is in its development stage and has had no revenues.

Cash used in investing activities was $0 for the six months ended December 31, 2010, and $3,211 for the prior period December 31, 2009.  The decrease in investing activities was due to no purchases of fixed assets during the current period.

Cash provided from financing activities during the six months ended December 31, 2010 was $100,000 and $740,597 for the prior period December 31, 2009. The decrease of $640,597 in financing activities was due to less equity financing during the current period.

Our financial statements as of December 31, 2010 have been prepared under the assumption that we will continue as a going concern from inception (February 18, 2009) through December 31, 2010. Our independent registered public accounting firm have issued their report dated September 4, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Operating Expenses

Operating expenses for the six months ended December 31, 2010 were $411,996 and $389,099 for the prior period December 31, 2009. The net change in operating expenses consisted primarily of the net change in  salaries, and research and development.

Net Loss

For the six months ended December 31, 2010, our net loss was $(413,767) and $(391,854) for the prior period December 31, 2009. The change in net loss was related primarily to operating expenses for research and development,  salaries and professional fees . We recently began operating our business, and no revenues were generated to cover our operating costs, since we are in the development stage of our Company.

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

HYPERSOLAR, INC.

February 14, 2011	By:	/s/ Timothy Young
Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)