Form 10-Q
period 2011-03-31
Hypersolar, Inc.
filed 2011-05-16
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large accelerated filer [ ]		Accelerated Filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes   No   ☒

There were 131,994,000 shares of the registrant's common stock, par value $0.001, issued and outstanding as of May 14, 2011.

HYPERSOLAR, INC.

TABLE OF CONTENTS

PART I.  Financial Information

PART II.  Other Information

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

HYPERSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2011	June 30, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$65,310	$412,066
Prepaid expenses	10,083	20,021

TOTAL CURRENT ASSETS	75,393	432,087

PROPERTY & EQUIPMENT
Computers and peripherals	4,198	3,211
Less: accumulated depreciation	(1,625)	(809)

NET PROPERTY AND EQUIPMENT	2,573	2,402

OTHER ASSETS
Deposits	1,688	1,688
Domain, net of amortization $945 and $679, respectively	4,370	4,636
Patents	14,727	14,727

TOTAL OTHER ASSETS	20,785	21,051

TOTAL ASSETS	$98,751	$455,540

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,363	$12,310
Accrued expenses	14,167	24,255
Accrued interest, related party	-	556

TOTAL CURRENT LIABILITIES	26,530	37,121

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value;
500,000,000 authorized common shares
130,994,000 and 126,369,000 shares issued and outstanding, respectively	130,994	126,369
Additional Paid in Capital	1,411,235	1,165,860
Deficit Accumulated during the Development Stage	(1,470,008)	(873,810)

TOTAL SHAREHOLDER'S EQUITY	72,221	418,419

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$98,751	$455,540

The accompanying notes are an integral part of these financial statements.

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unuaudited)
					From Inception on
					February 18, 2009
	For the Three Months Ended		For the Nine Months Ended		through
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	154,900	211,606	470,385	534,501	1,153,144
Research and development	27,137	44,092	122,935	109,842	309,151
Depreciation and amortization	370	353	1,082	807	2,570

TOTAL OPERATING EXPENSES	182,407	256,051	594,402	645,150	1,464,865

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(182,407)	(256,051)	(594,402)	(645,150)	(1,464,865)

OTHER EXPENSES
Penalties	(25)	-	(65)	-	(65)
Interest expense	-	-	(131)	(2,755)	(3,478)

TOTAL OTHER EXPENSES	(25)	-	(196)	(2,755)	(3,543)

LOSS BEFORE PROVISION FOR INCOME TAXES	(182,432)	(256,051)	(594,598)	(647,905)	(1,468,408)

Provision for income taxes	-	-	(1,600)	-	(1,600)

NET LOSS	$(182,432)	$(256,051)	$(596,198)	$(647,905)	$(1,470,008)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	127,268,457	124,982,639	126,671,007	118,482,892

The accompanying notes are an integral part of these financial statements.

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY
						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at June 30, 2010	-	$-	126,369,000	$126,369	$1,165,860	$(873,810)	$418,419

Issuance of common stock in December 2010 (cash) (2,000,000 shares issued at $0.05 per share) (unaudited)	-	-	2,000,000	2,000	98,000	-	100,000

Issuance of common stock in February 2011 (cash) (2,000,000 shares issued at $0.05 per share) (unaudited)	-	-	2,000,000	2,000	98,000	-	100,000

Issuance of common stock in March 2011 (cash) (625,000 shares issued at $0.08 per share) (unaudited)	-	-	625,000	625	49,375	-	50,000

Net loss for the nine months ended March, 2011 (unaudited)	-	-	-	-	-	(596,198)	(596,198)

Balance at March 31, 2011 (unaudited)	-	$-	130,994,000	$130,994	$1,411,235	$(1,470,008)	$72,221

The accompanying notes are an integral part of these financial statements.

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			From Inception on
			February 18, 2009
	For the Nine Months Ended		through
	March 31, 2011	March 31, 2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(596,198)	$(647,905)	$(1,470,008)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization expense	1,082	807	2,570
Common stock issued for services	-	152,080	152,080
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	9,938	(4,882)	(10,083)
Deposits	-	(1,688)	(1,688)
Increase (Decrease) in:
Accounts payable	53	3,255	12,363
Accrued expenses	(10,644)	15,739	14,167

NET CASH USED IN OPERATING ACTIVITIES	(595,769)	(482,594)	(1,300,599)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(987)	(3,211)	(4,198)
Purchase of intangible assets	-	(1,712)	(20,042)

NET CASH USED IN INVESTING ACTIVITIES	(987)	(4,923)	(24,240)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	-	110,000	154,553
Payment of notes payable, related party	-	(154,553)	(154,553)
Proceeds from issuance of common stock	250,000	1,132,160	1,390,149

NET CASH PROVIDED BY FINANCING ACTIVITIES	250,000	1,087,607	1,390,149

NET INCREASE/(DECREASE) IN CASH	(346,756)	600,090	65,310

CASH, BEGINNING OF PERIOD	412,066	3,657	-

CASH, END OF PERIOD	$65,310	$603,747	$65,310

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$131	$2,755	$3,479
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2010.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the period ended March 31, 2011, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
MARCH 31, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended March 31, 2011, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Recently Issued Pronouncements
Management reviewed accounting pronouncements issued during the nine months ended March 31, 2011, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the nine months ended March 31, 2011, the Company issued 4,000,000 shares of common stock at a price of $0.05 per share for cash of $200,000, and 625,000 shares of common stock at a price of $0.08 per share for cash of $50,000 through a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended. During the nine months ended March 31, 2010, the Company issued 11,321,600 shares of common stock at a price of $0.10 per share for cash of $1,132,160 through a private placement. Also, the Company issued 1,520,800 shares of common stock for services with a fair value of $152,080.

4.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

As of April 29, 2010, the Company issued 1,000,000 shares of common stock at a price of $0.075 per share for $75,000 cash.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2011, and no pronouncements were adopted during the period.

Liquidity and Capital Resources

As of March 31, 2011, we had $48,863 of working capital as compared to a working capital of $394,966 as of June 30, 2010. This decrease of $(346,103) was due primarily to capital utilization for operating expenses and research and development.

Cash flow used in operating activities was $(595,769) for the nine months ended March 31, 2011 and $(482,594) for the prior period March 31, 2010. The increase in cash used by operating activities was primarily due to the cost of research and development, public relations, and professional fees. The Company is in its development stage and has had no revenues.

Cash used in investing activities was $(987) for the nine months ended March 31, 2011 compared to $(4,923) for the prior period ended March 31, 2010.  There was a decrease of $(3,936) in purchases made for tangible and intangible assets for the current period due to no expenditures for intangible assets, and fewer purchases for tangible assets.

Cash provided from financing activities during the nine months ended March 31, 2011 was $250,000 and $1,087,607 for the prior period March 31, 2010. The decrease of $837,607 in financing activities was due to less equity financing during the current period.

Our financial statements as of March 31, 2011 have been prepared under the assumption that we will continue as a going concern from inception (February 18, 2009) through March 31, 2011. Our independent registered public accounting firm have issued their report dated September 4, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 We believe our current cash balance will fund our operations for the next three months as we develop a working prototype of our technology.  However, there may be unforeseen operational issues such as multiple rounds of design and redesign of the prototype that may exceed our current projected budget. If any unforeseen circumstances should we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. If we are unable to obtain additional financing, we may be forced to curtail our operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next six months is to utilize our cash balances to develop a demonstration prototype.  Since inception, we have been primarily involved in research and development activities associated with the filing of a patent application, design and fabrication of a working prototype.  The purpose of the prototype will be to demonstrate how our technology can increase the output of power of a typical solar cell overlaid with the HyperSolar concentration layer. We are currently developing a prototype of the Low Magnification version of our technology.  We do not expect to purchase any significant plant and equipment for completing the prototype.  Our current plan contemplates contracting with prototyping firms to produce the prototype based on our proprietary design. When we have completed a commercial product design based on our technology, we intend to use licensing and partnering strategies to enter the market.

This prototype will be used for demonstration purposes only and is not meant for commercial deployment.  We are currently underway in the development of this demonstration prototype.

Operating Expenses

Operating expenses for the nine months ended March 31, 2011 were $594,402 and $645,150 for the prior period March 31, 2010. The net change of $(50,748) in operating expenses consisted primarily of the net change in salaries and professional fees due to public offering in same quarter 2010.

Net Loss

For the nine months ended March 31, 2011, our net loss was $(596,198) and $(647,905) for the prior period March 31, 2010. The change of $51,707 in net loss was related primarily to operating expenses for salaries and professional fees . We recently began operating our business, and no revenues were generated to cover our operating costs, since we are in the development stage of our Company.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended March 31, 2011, the Company issued 4,625,000 shares of common stock for cash in the amount of $250,000.

The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale and issuances of its shares of common stock described above.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   (Removed and Reserved)

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

HYPERSOLAR, INC.

May 16, 2011	By:	/s/ Timothy Young

Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)