Form 10-K
period 2011-06-30
Hypersolar, Inc.
filed 2011-09-28
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
T	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2011

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
                                                                                                            COMMISSION FILE NUMBER: 000-54437

HYPERSOLAR, INC.
(Name of registrant in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	26-4298300 (I.R.S. Employer Identification No.)

629 State Street, Suite 242 Santa Barbara, CA 93101
 (Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (805) 966-6566

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: $0.001 per share

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

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter on December 31, 2010  was approximately $ 6,591,798

The number of shares of registrant’s common stock outstanding, as of September 26, 2011 was 135,955,039.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

ITEM 1.       BUSINESS.

Overview

We are developing a solar concentrator technology to increase the power output of solar cells. We are currently working on, but have not completed a working prototype of our technology.  Based on micro-photonics and existing manufacturing processes, we are developing a thin and flat solar concentrator that management believes can deliver substantially more sunlight onto solar cells. We believe this new approach allows solar cells to produce multiple times more power.  The thin and flat nature of this solar concentrator is intended to allow it to be placed as a layer directly on the surface of solar cells in conventional photovoltaic flat panel designs. With "HyperSolar" as the top layer, management believes solar manufacturers can use significantly fewer solar cells in the production of solar panels, thereby reducing the cost per watt of solar electricity.

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

Our Technology

Our technology acts as a thin and flat “magnifying glass” that can be placed directly on the surface of solar cells to magnify the power of the sun to significantly increase the power output of solar cells. This technology offers a new approach to lower the cost per watt of solar panels by inexpensively delivering more sunlight to the expensive solar cells.  Instead of covering the entire panel surface with solar cells, manufacturers can cover the panel with "HyperSolar" layers to collect the sunlight and use fewer solar cells underneath the "HyperSolar" layers for electricity conversion.

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

●
Micro Concentrators – A matrix of small and highly efficient solar concentrators are used to collect sunlight throughout the day from a wide range of angles without requiring mechanisms to track the sun.

●
Photonics Light Routing – An innovative solid-state photonics network underneath the Micro Concentrators transports light from points of collection at the top, to points of concentrated output at the bottom. This results in a very thin layer.

●
Photonics Light Separation – Innovative techniques are employed in the photonics network to separate the collected sunlight into different spectrum ranges, where they can be routed to different output points at the bottom where different types of solar cells may be placed.

●
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

In March 2009, the Company entered into a consulting agreement with Dr. Dagli. Pursuant to the terms of the Consulting Agreement, Dr. Dagli agreed to consult with and perform research for the Company concerning the business and technology of the Company as Chief Scientific Advisor to the Company. The Agreement provides for hourly compensation of $150, payable by the Company upon receipt of an invoice. The agreement may be terminated at any time, for any or no reason upon 5 days written notice to either party. The Agreement provides for the assignment to the Company of all inventions, original works of authorship, developments, concepts, improvements, or trade secrets which is developed during the term of the Agreement. To date, the Company has paid an aggregate of $44.700  under the Consulting Agreement with Dr. Dagli $2,400 of which was paid during the period ended June 30, 2009 and $15,450 which was paid during the fiscal year ended June 30, 2010, and $22,500 was paid during the fiscal year ended June 30, 2010.  The Company does not have any other compensation obligations to Dr. Dagli aside from the hourly compensation.

Also,  in March 2009, the Company entered into a consulting agreement with Dr. Petkie. Pursuant to the terms of the Consulting Agreement, Dr. Petkie agreed to consult with and perform research for the Company concerning the business and technology of the Company. The Agreement provides for a monthly compensation of $7,500. The agreement may be terminated at any time, for any or no reason upon 5 days written notice to either party. The Agreement provides for the assignment to the Company of all inventions, original works of authorship, developments, concepts, improvements, or trade secrets which is developed during the term of the Agreement. The Agreement was terminated in August 2009 upon the parties entry into an employment relationship pursuant to the offer of employment letter dated August 13, 2010.  Effective October 15, 2010, the employment relationship between Dr. Petkie and the Company was terminated. The Company does not have any future compensation obligations to Dr. Petkie.

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

Corporate Information

Our executive offices are located at 629 State Street, Suite 242, Santa Barbara, CA 93101. Our telephone number is (805) 966-6566.

EMPLOYEES

As of September 26, 2011 we had 2 full-time employees and several consultants.  We have not experienced any work stoppages and we consider relations with our employees to be good.

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

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

●	competition;
●	need for acceptance of products;
●	ability to continue to develop and extend brand identity;
●	ability to anticipate and adapt to a competitive market;
●	ability to effectively manage rapidly expanding operations;
●	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and
●	dependence upon key personnel.

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

We are currently developing a working prototype of our technology.  We are uncertain at this time the exact date of completion for the prototype.

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

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

●	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;
●	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;
●	success of alternative distributed generation technologies such as fuel cells, wind power and micro turbines;
●
fluctuations in economic and market conditions that impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

●	capital expenditures by customers that tend to decrease when the United States or global economy slows;
●	continued deregulation of the electric power industry and broader energy industry; and
●	availability of government subsidies and incentives.

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

We believe that our ability to compete depends in part on a number of factors outside of our control, including:

●	the ability of our competitors to hire, retain and motivate qualified personnel;
●	the ownership by competitors of proprietary tools to customize systems to the needs of a particular customer;
●	the price at which others offer comparable services and equipment;
●	the extent of our competitors’ responsiveness to customer needs; and
●	installation technology.

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

We do not maintain theft, casualty insurance, or property insurance coverage. We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. Any such uninsured or insured loss or liability could have a material adverse affect on our results of operations.

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our management, including Timothy Young, our President and CEO and Dr. Nadir Dagli , our Chief Scientific Adviser, and co-inventor.  The loss of the services of any of these persons could have a material adverse effect on our operations. Our officers are employed on  “at will” basis. Accordingly, there can be no assurance that they will remain associated with us. Our management’s efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Mr. Young or Dr. Dagli, or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

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

 THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent public accounting firm in their report dated September  27, 2011, included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern.  Any such adjustment, if necessary, would materially affect the value of our assets.

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

Securities traded on the OTC Bulletin Board must be registered with the Securities and Exchange Commission  and the issuer must be current with its filings pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, in order to maintain price quotation privileges on the OTC Bulletin Board.  If  we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

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

INSIDERS HAVE SUBSTANTIAL CONTROL OVER THE COMPANY.

Our principal shareholders, officers and directors beneficially owned as of  September 26, 2011  in the aggregate, approximately 76,029,600 shares of our outstanding common stock, which constitutes approximately 56% of our outstanding shares.

As a result, these stockholders acting together, have the ability to control substantially all matters submitted to the Company's stockholders for approval, including:

●	election of its board of directors;
●	removal of any of its directors;
●	amendment of its certificate of incorporation or bylaws; and
●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001, of which 135,955,039 shares of common stock and 0 shares of preferred stock are currently outstanding. Our Board of Directors has the ability to authorize the issuance of 364,044,961 shares of common stock and 5,000,000 shares of preferred stock without shareholder approval. Any such issuance will result in substantial dilution to existing shareholders. In addition, the availability of such a large number of capital stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None

ITEM 2.      PROPERTIES.

Our principal office is located at 629 State Street, Suite 241 & 242, Santa Barbara, CA, 93101. We lease approximately 1,254 square feet, with an annual cost of approximately $16,800.  The term of the lease is one year which expires on September 1, 2012 and thereafter will become month to month. We believe that our current premises are sufficient to handle our activities for the near future.

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

	Fiscal 2011		Fiscal 2010
Quarter Ended	High	Low	High		Low
September 30	$.18	$.10	$	N/A	$	N/A
December 31.12		.08		N/A		N/A
March 31.21		.198		N/A		N/A
June 30.15		.10		N/A		N/A

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

As of September 26, 2011, our common stock was held by 86 stockholders of record and we had  135,955,039  shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Trust Company N.A., 250 Royall Street Canton, MA 02021.

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

Securities Authorized For Issuance Under Equity Compensation Plans

We do not have any compensation plans or arrangements under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

During the period covered by this report, the Company issued 1,000,000 shares of common stock at a price of $0.75 per share for cash of $75,000. Also, we issued 909,091 shares of common stock at a price of $0.055 per share with five year warrants attached to purchase 1,818,182 shares of common stock at a price of $0.055.  The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three month period ended June 30, 2011, and no pronouncements were adopted during the period.

Liquidity and Capital Resources

As of June 30, 2011, we had a working capital deficit of $(6,945) as compared to a working capital surplus of $354,966 as of June 30, 2010. This decrease of $(401,911) in working capital was due primarily to a decrease in the amount of equity financing completed by the Company during this period.

Cash flow used in operating activities was $(758,059) for the year ended June 30, 2011 and $(665,269) for the period of inception (February 18, 2009) through June 30, 2010. The increase in cash used by operating activities was primarily due to the increase in prepaid expenses and accounts payable. The Company is in its development stage and has had no revenues.

Cash used in investing activities was $(987) for the year ended June 30, 2011 and $(13,929) for the period of inception (February 18, 2009) through June 30, 2010.  The decrease in cash used in investing activities was primarily due to no intangible assets purchased, and less fixed assets purchased in the current period as compared to the prior period.

 Cash provided from financing activities during the year ended June 30, 2011 was $375,000 and $1,087,607 for the period of inception (February 18, 2009) through June 30, 2010.  The decrease in cash provided from financing activities in the current period was due less equity financing.

Our financial statements as of June 30, 2011 have been prepared under the assumption that we will continue as a going concern from inception (February 18, 2009) through June 30, 2011. Our independent registered public accounting firm have issued their report dated September 27, 2011 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our current cash balance, including additional equity financing will fund our operations for the next six  months as we develop a working prototype of our technology.  However, there may be unforeseen operational issues such as multiple rounds of design and redesign of the prototype that may exceed our current projected budget. If any unforeseen circumstances should we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. If we are unable to obtain additional financing, we may be forced to curtail our operations.

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

Operating Expenses

Operating expenses for the year ended June 30, 2011 were $805,272. The operating expenses consisted primarily of $139,287 in professional fees, $254,875 in salaries, $157,346 in research and development, and $119,772 in marketing expenses consisting of market research, website design and maintenance, and print collateral design.  Operating expenses from inception (February 18, 2009) through June 30, 2010, were $829,532. The operating expenses consisted primarily of $341,700 in professional fees, $212,500 in salaries, $153,791 in research and development, and $43,968 in marketing expenses.

Net Loss

For the year ended June 30, 2011, our net loss was $(807,917). The net loss was related primarily to operating expenses for salaries, research and development, professional fees, and non-cash stock compensation expense.  From inception (February 18, 2009) through June 30, 2010, our net loss was $(832,287).  The net loss was primarily related to operating expenses for marketing and research and development.  We recently began operating our business, and no revenues were generated to cover our operating costs, since we are in the development stage of our Company.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.       FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2011, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the three months ended June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2011, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempts smaller reporting companies.

ITEM 9B. OTHER INFORMATION.

 None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors:

Name	Age	Position
Timothy Young	46	President, CEO and Chairman
Christopher Marquis	28	Director

Timothy Young – President, CEO and Director

Tim Young is an accomplished executive with over 15 years of management experience in media and Internet technology companies. Mr. Young was appointed, President, CEO and Chairman of the Company in August 2009. From September 2007 through August 2009, Mr. Young was the President of Rovion, Inc., an internet media startup company, where he increased revenues through a channel sales strategy that included companies such as Clear Channel, Disney, CBS, and Fox Television and bolstered the company's technical capabilities through strategic acquisitions.

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

●
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

●
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

●
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

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. A copy of the Code of Ethics can be obtained without charge upon request to Timothy Young, CEO and President, 629 State Street, Suite 242, Santa Barbara, CA 93101 is also been filed as an exhibit to this Annual Report. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Board of Directors.  Any such waivers will be promptly disclosed to our shareholders.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended June 30, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except  a Form 3 was not timely filed by Christopher Marquis.

CHANGES IN NOMINATING PROCEDURES

None

ITEM 11.       EXECUTIVE COMPENSATION.

The following the table below sets forth the compensation earned by each person acting as our Principal Executive Officer and our other most highly compensated executive officers whose total annual compensation exceeded $100,000.

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Young, CEO and Acting CFO	2011	254,875		0	0	0	0	0	0	254,875
	2010	$106,250		0	0	0	0	0	0	$106,250

Dr. Ronald Petkie, CTO	2011	_	(1)
	2010	$65,000								$65,000

(1)	The employment relationship between the Company and Dr. Petkie terminated effective October 15, 2010.

 Outstanding Equity Awards at Fiscal Year-End

There were no grants of options to purchase our common stock to the named executive officers at June 30, 2011.

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

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth, as of September 26, 2011, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,
●	our executive officers,
●	our directors and executive officers as a group, without naming them, and

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from September 26, 2011 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of September 30, 2011 have been exercised and converted.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock (1)
Common Stock	Timothy A. Young(2)	10,000,000		7.35%
Common Stock	Christopher Marquis (2)	1,153,000		0.84%
Common Stock	Cumorah Capital, Inc.	32,363,300	(3)	23.8. %
Common Stock	Pearl Innovations, LLC.	32,513,300	(4)	23.9%
Common Stock	All Executive Officers and Directors as a Group (2 persons)	11,153,000		8.19% %

(1)	Based upon 135,955,039 shares issued and outstanding as of September 26, 2011.

(2)	Executive Officers and Directors of the Company.

(3)	William E. Beifuss holds voting and dispositive power over the shares held by Cumorah Capital, Inc.

(4)	Elaine Lei holds voting and dispositive power over the shares held by Pearl Innovations, LLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Since the beginning of our last fiscal year, there have been and there are no currently proposed transaction, in which we are or was to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

We do not currently have any directors who are independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2011 and 2010 for the audits and quarterly reviews of our financial statements for the fiscal year totaled approximately $22,700 and $19,100, respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2011 and 2010 of $0 and $5,440  respectively, to HJ Associates & Consultants, LLP in connection with the audit of the financial statements of the Company for the years ended June 30, 2011 and June 30, 2010, for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We incurred fees of $0 and $0 billed to us by HJ Associates & Consultants, LLP for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended June 30, 2011 and June 30, 2010, respectively.

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

ITEM 15.        EXHIBITS.

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

10.6	Invention Transfer dated as of June 10, 2009(Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.7*	Lease Agreement dated as of July 26, 2011.

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERSOLAR, INC.

Date: September 28, 2011	By:	/s/ Timothy Young
CHIEF EXECUTIVE OFFICER PRESIDENT (PRINCIPAL EXECUTIVE OFFICER),ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Timothy Young	CHIEF EXECUTIVE OFFICER, PRESIDENT (PRINCIPAL EXECUTIVE OFFICER),	September 28, 2011
Timothy Young	ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING
AND FINANCIAL OFFICER) AND CHAIRMAN

AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARDP

/s/ Christopher Marquis	DIRECTOR	September 28, 2011
Christopher Marquis

INDEX TO FINANCIAL STATEMENTS

HYPERSOLAR, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
HyperSolar, Inc.
93 Castillian Dr., Suite B-200
Santa Barbara, California 93117

We have audited the accompanying balance sheets of HyperSolar, Inc. as of June 30, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2011 and from inception of the development stage on February 18, 2009 through June 30, 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HyperSolar, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2011 and from inception of the development stage on February 18, 2009 through June 30, 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
September 27, 2011

HYPERSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2011	June 30, 2010

ASSETS

CURRENT ASSETS
Cash	$28,020	$412,066
Prepaid expenses	34,249	20,021

TOTAL CURRENT ASSETS	62,269	432,087

PROPERTY & EQUIPMENT
Computers and peripherals	4,198	3,211
Less: accumulated depreciation	(1,975)	(809)

NET PROPERTY AND EQUIPMENT	2,223	2,402

OTHER ASSETS
Deposits	-	1,688
Domain, net of amortization $1,033 and $679, respectively	4,281	4,636
Patents	14,727	14,727

TOTAL OTHER ASSETS	19,008	21,051

TOTAL ASSETS	$83,500	$455,540

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$55,047	$12,310
Accrued expenses	14,167	24,255
Accrued interest, related party	-	556

TOTAL CURRENT LIABILITIES	69,214	37,121

SHAREHOLDERS' EQUITY
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value;
500,000,000 authorized common shares
132,903,091 and 126,369,000 shares issued and outstanding, respectively	132,902	126,368
Additional Paid in Capital	1,563,111	1,165,861
Deficit Accumulated during the Development Stage	(1,681,727)	(873,810)

TOTAL SHAREHOLDERS' EQUITY	14,286	418,419

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$83,500	$455,540

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception on
			February 18, 2009
	For the Year Ended		through
	June 30, 2011	June 30, 2010	June 30, 2011

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	648,805	674,578	1,331,564
Research and development	157,346	153,791	343,562
Depreciation and amortization	1,521	1,163	3,009

TOTAL OPERATING EXPENSES	807,672	829,532	1,678,135

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(807,672)	(829,532)	(1,678,135)

OTHER EXPENSES
Penalties	(65)	-	(65)
Interest expense	(180)	(2,755)	(3,527)

TOTAL OTHER EXPENSES	(245)	(2,755)	(3,592)

NET LOSS	$(807,917)	$(832,287)	$(1,681,727)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	127,472,331	121,157,455

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at February 18, 2009	-	$-	-	$-	$-	$-	$-

Issuance of common stock for cash at prices	-	-	113,526,600	113,526	(105,537)	-	7,989
ranging from $0.00005 to $0.000075 per share

Net Loss from inception (February 19, 2009) through June 30, 2009	-	-	-	-	-	(41,523)	(41,523)
Balance at June 30, 2009	-	-	113,526,600	113,526	(105,537)	(41,523)	(33,534)

Issuance of common stock for cash at $0.10 per share	-	-	11,321,600	11,321	1,120,840	-	1,132,161

Issuance of common stock for services at $0.10 per share	-	-	1,520,800	1,521	150,559	-	152,080

Net Loss for the year ended June 30, 2010	-	-	-	-	-	(832,287)	(832,287)
Balance at June 30, 2010	-	-	126,369,000	126,368	1,165,861	(873,810)	418,419

Issuance of common stock for cash at prices	-	-	6,534,091	6,534	368,466	-	375,000
ranging from $0.055 to $0.08 per share

Common stock compensation cost	-	-	-	-	28,784	-	28,784

Net loss for the year ended June 30, 2011	-	-	-	-	-	(807,917)	(807,917)

Balance at June 30, 2011	-	$-	132,903,091	$132,902	$1,563,111	$(1,681,727)	$14,286

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception on
			February 18, 2009
	For the Year Ended		through
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(807,917)	$(832,287)	$(1,681,727)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation & amortization expense	1,521	1,163	3,009
Common stock issued for services	-	152,080	152,080
Common stock compensation	28,784	-	28,784
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	(14,228)	(20,021)	(34,249)
Deposits	1,688	(1,688)	-
Increase (Decrease) in:
Accounts payable	42,737	12,310	55,047
Accrued expenses	(10,644)	23,174	14,167

NET CASH USED IN OPERATING ACTIVITIES	(758,059)	(665,269)	(1,462,889)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(987)	(3,211)	(4,198)
Purchase of intangible assets	-	(10,718)	(20,042)

NET CASH USED IN INVESTING ACTIVITIES	(987)	(13,929)	(24,240)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	-	110,000	154,553
Payment of notes payable, related party	-	(154,553)	(154,553)
Proceeds from issuance of common stock	375,000	1,132,160	1,515,149

NET CASH PROVIDED BY FINANCING ACTIVITIES	375,000	1,087,607	1,515,149

NET INCREASE/(DECREASE) IN CASH	(384,046)	408,409	28,020

CASH, BEGINNING OF PERIOD	412,066	3,657	-

CASH, END OF PERIOD	$28,020	$412,066	$28,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$180	$2,199	$3,527
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended June 30, 2011. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the period ended June 30, 2011, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
JUNE 30, 2011

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2011, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. A total of 3,818,182 shares for employee options or warrants were not used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended June 30, 2011, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs for years ended June 30, 2011 and 2010, were $11,829 and $298, respectively.

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

Recently issued pronouncements
Management reviewed accounting pronouncements issued during the three months ended June 30, 2011, and no pronouncements were adopted during the period.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

3.	CAPITAL STOCK

During the year ended June 30, 2011, the Company issued 1,000,000 shares of common stock at a price of $0.075 per share for cash of $75,000; issued 909,091 shares of common stock at a price of $0.055 per share with warrants attached to purchase 1,818,182 shares of common stock at a price of $0.055; issued 4,000,000 shares of common stock at a price of $0.05 per share for cash of $200,000, and 625,000 shares of common stock at a price of $0.08 per share for cash of $50,000 through a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended.

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

4.	STOCK OPTIONS

On October 8, 2010, the Board of Directors of the Company granted non-qualified stock options for 2,000,000 shares of common stock to its employees. Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options vest 1/12 after one year and 1/36th every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of five years from the date of grant at an exercise price $0.11 per share.

6/30/2011
Risk free interest rate	1.11%
Stock volatility factor	95%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	6/30/2011
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	-	$-
Granted	2,000,000	0.11
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	2,000,000	$0.11
Exercisable at the end of period	363,890	$0.11
Weighted average fair value of
options granted during the period		$0.11

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

4.	STOCK OPTIONS (Continued)

The weighted average remaining contractual life of options outstanding issued under the plan as of June 30, 2011 was as follows:

Weighted
Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$ 0.11	2,000,000	363,890	4.28

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the period ended June 30, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2011 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2011, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the period ended June 30, 2011 and 2010 is $28,784 and $0, respectively.

5.	INTANGIBLE ASSETS

	Useful Lives	2011	2010
Domain-gross	15 years	$5,315	$5,315
Less amortization		(1,033)	(679)
Domain-net		$4,282	$4,636

Patents-gross		$14,727	$14,727

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

6.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2009.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at June 30, 2011 and 2010, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended June 30, 2011 and 2010, the Company did not recognize interest and penalties.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

7.	DEFERRED TAX BENEFIT

At June 30, 2011, the Company had net operating loss carry-forwards of approximately $1,647,300 that may be offset against future taxable income. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 40% to pretax income from continuing operations for the period ended June 30, 2011 and 2010 due to the following:

	2011	2010
Book income	$(322,210)	$(332,595)
State income taxes	(960)	(320)
Non deductible expenses	11,890	272
Depreciation and amortization	(770)	(540)
Related party accrual	(220)	(14)
Research and development	(440)	3,693

Valuation Allowance	312,710	329,504

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of June 30, 2011:

	2011	2010
Deferred tax assets:
NOL carryover	$658,910	$345,870
Research & development	9,670	10,814
Related party accrual	-	222

Deferred tax liabilites:
Depreciation and amortization	(1,810)	(616)

Less Valuation Allowance	(666,770)	(356,290)

Net deferred tax asset	$-	$-

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

7.	DEFERRED TAX BENEFIT (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

8.	CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

During the year ended June 30, 2010, the Company maintained a cash balance at a single financial institution in excess of the federally insured maximum of $250,000. At June 30, 2010, the Company’s uninsured cash deposits were $162,066.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters
The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

10.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC Topic 855.

During July 2011, the Company received $50,000 in cash from an investor to issue 909,091 shares of common stock with warrants attached to purchase 1,818,182 shares of common stock at a price of $0.055 per share. The warrants can be exercised over a five year period.

On August 10, 2011, the Company received $50,000 in cash to purchase 1,428,571 shares of common stock and a subscription receivable for $25,000 to purchase 714,286 shares of common stock from an investor. There were warrants attached to purchase 4,285,714 shares of common stock at a price of $0.035 per share. The warrants can be exercised over a five year period.

On August 10, 2011, the Company entered into a new facility lease with monthly rentals for $1,470 per month. The lease is for a one year term and commenced on September 1, 2011, which terminates on August 31, 2012.