Form 10-Q
period 2011-09-30
Hypersolar, Inc.
filed 2011-11-07
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 000-54437

HYPERSOLAR, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4298300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

629 State Street, Suite 242 Santa Barbara, California 93109
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (805) 966-6566

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There were 137,955,039 shares of the registrant's common stock, par value $0.001, issued and outstanding as of November 4, 2011.

HYPERSOLAR, INC.

TABLE OF CONTENTS

PART I.  Financial Information

PART II.  Other Information

 PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

HYPERSOLAR, INC.
(A Develoment Stage Company)
BALANCE SHEETS

	September 30, 2011	June 30, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$50,482	$28,020
Prepaid expenses	19,993	34,249

TOTAL CURRENT ASSETS	70,475	62,269

PROPERTY & EQUIPMENT
Computers and peripherals	4,198	4,198
Less: accumulated depreciation	(2,325)	(1,975)

NET PROPERTY AND EQUIPMENT	1,873	2,223

OTHER ASSETS
Deposits	1,470	-
Domain, net of amortization $1,122 and $1,033, respectively	4,193	4,281
Patents	14,727	14,727

TOTAL OTHER ASSETS	20,390	19,008

TOTAL ASSETS	$92,738	$83,500

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$42,611	$55,047
Accrued expenses	14,167	14,167

TOTAL CURRENT LIABILITIES	56,778	69,214

SHAREHOLDERS' EQUITY
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value;
500,000,000 authorized common shares
137,955,039 and 132,903,091 shares issued and outstanding, respectively	137,955	132,903
Additional Paid in Capital	1,762,945	1,563,110
Deficit Accumulated during the Development Stage	(1,864,940)	(1,681,727)

TOTAL SHAREHOLDER'S EQUITY	35,960	14,286

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$92,738	$83,500

The accompanying notes are an integral part of thse financial statments.

HYPERSOLAR, INC.
(A Develoment Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception on
			February 18, 2009
	For the Three Months Ended		through
	September 30, 2011	September 30, 2010	September 30, 2011

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	149,199	137,709	1,480,763
Research and development	33,576	38,529	377,138
Depreciation and amortization	438	356	3,447

TOTAL OPERATING EXPENSES	183,213	176,594	1,861,348

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(183,213)	(176,594)	(1,861,348)

OTHER EXPENSES
Penalties	-	-	(65)
Interest expense	-	-	(3,527)

TOTAL OTHER EXPENSES	-	-	(3,592)

NET LOSS	$(183,213)	$(176,594)	$(1,864,940)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	134,896,880	126,369,000

The accompanying notes are an integral part of thse financial statments.

HYPERSOLAR, INC.
(A Develoment Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at June 30, 2011	-	$-	132,903,091	$132,902	$1,563,111	$(1,681,727)	$14,286

Issuance of common stock for cash at prices ranignig from $0.035 to $0.055 per share (unaudited)	-	-	5,051,948	5,053	189,947	-	195,000

Stock option compensation cost (unaudited)	-	-	-	-	9,887	-	9,887

Net loss for the period ended September 30, 2011 (unaudited)	-	-	-	-	-	(183,213)	(183,213)

Balance at September 30, 2011 (unaudited)	-	$-	137,955,039	$137,955	$1,762,945	$(1,864,940)	$35,960

The accompanying notes are an integral part of thse financial statments.

HYPERSOLAR, INC.
(A Develoment Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception on
			February 18, 2009
	For the Three Months Ended		through
	September 30, 2011	September 30, 2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(183,213)	$(176,594)	$(1,864,940)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization expense	438	356	3,447
Common stock issued for services	-	-	152,080
Common stock compensation	9,887	-	38,671
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	14,256	5,000	(19,993)
Deposits	(1,470)	-	(1,470)
Increase (Decrease) in:
Accounts payable	(12,436)	12,552	42,611
Accrued expenses	-	(8,649)	14,167

NET CASH USED IN OPERATING ACTIVITIES	(172,538)	(167,335)	(1,635,427)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(4,198)
Purchase of intangible assets	-	-	(20,042)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(24,240)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	-	-	154,553
Payment of notes payable, related party	-	-	(154,553)
Proceeds from issuance of common stock	195,000	-	1,710,149

NET CASH PROVIDED BY FINANCING ACTIVITIES	195,000	-	1,710,149

NET INCREASE/(DECREASE) IN CASH	22,462	(167,335)	50,482

CASH, BEGINNING OF PERIOD	28,020	412,066	-

CASH, END OF PERIOD	$50,482	$244,731	$50,482

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$556	$3,527
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of thse financial statments.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2011.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended September 30, 2011. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the period ended September 30, 2011, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
SEPTEMBER 30, 2011

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2011, the amounts reported for cash, accrued interest and other expenses approximate the fair value because of their short maturities.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. A total of 3,818,182 shares for employee options or warrants were not used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended September 30, 2011, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

       Recently issued pronouncements
Management reviewed accounting pronouncements issued during the three months ended September 30, 2011, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the three months ended September 30, 2011, the Company issued 909,091 shares of common stock at a price of $0.055 per share for cash of $50,000, with warrants attached to purchase 1,818,182 shares of common stock at a price of $0.055 and issued 4,142,857 shares of common stock at a price of $0.035 per share for cash of $145,000 with warrants attached to purchase 5,428,572 shares of common stock at a price of $0.035.

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

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

4.      STOCK OPTIONS (Continued)

A summary of the Company’s stock option activity and related information follows:

	6/30/2011
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	-	$-
Granted	2,000,000	0.11
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	2,000,000	$0.11
Exercisable at the end of period	488,890	$0.11
Weighted average fair value of
options granted during the period		$0.11

The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2011 was as follows:

Weighted
Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$ 0.11	2,000,000	488,890	4.02

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the period ended September 30, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2011 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2011, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in  the statement of income during the period ended September 30, 2011 and 2010 is $9,887 and $0, respectively.

5.     RENTAL LEASE

On August 10, 2011, the Company entered into a new facility lease with monthly rentals for $1,470 per month. The lease is for a one year term and commenced on September 1, 2011, which terminates on August 31, 2012.

6.     SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined there are no subsequent events to be reported.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2011, and no pronouncements were adopted during the period.

Liquidity and Capital Resources

As of September 30, 2011, we had $13,697 of working capital as compared to a working deficit of $(6,945) as of June 30, 2011. This increase of $20,642 was due primarily to a increase in equity funding.

Cash flow used in operating activities was $(172,538) for the three months ended September 30, 2011 and $(167,335) for the prior period ended September 30, 2010. The increase of $(5,203) in cash used by operating activities was primarily due to an increase in deposits and accounts payable, and a decrease in prepaid expenses. The Company is in its development stage and has no revenues.

Cash used in investing activities was $0 for the three months ended September 20, 2011 and 2010, respectively.  There were no fixed assets purchased during the respective periods.

Cash provided from financing activities during the three months ended September 30, 2011 was $195,000 and $0 for the prior period ended September 30, 2010. The increase of $195,000 in financing activities was due to equity financing during the current period.

Our financial statements as of September 30, 2011 have been prepared under the assumption that we will continue as a going concern from inception (February 18, 2009) through September 30, 2011. Our independent registered public accounting firm have issued their report dated September 27, 2011 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our current cash balance, including additional equity financing will fund our operations for the next three  months as we continue to try and develop a working prototype of our technology.  However, there may be unforeseen operational issues such as multiple rounds of design and redesign of the prototype that may exceed our current projected budget. If any unforeseen circumstances should arise, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or debt securities, the issuance of these securities could result in further dilution to our stockholders. If we are unable to obtain additional financing, we may be forced to curtail our operations

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next three months is to utilize our cash balances to develop a demonstration prototype.  Since inception, we have been primarily involved in research and development activities associated with the filing of a patent application, design and fabrication of a working prototype.  The purpose of the prototype will be to demonstrate how our technology can increase the output of power of a typical solar cell overlaid with the HyperSolar concentration layer. We are currently developing a prototype of the Low Magnification version of our technology.  We do not expect to purchase any significant plant and equipment for completing the prototype.  Our current plan contemplates contracting with prototyping firms to produce the prototype based on our proprietary design. When we have completed a commercial product design based on our technology, we intend to use licensing and partnering strategies to enter the market.  Our current efforts involve improving the design to meet future cost concerns with commercial development.  Should we be unsuccessful in our efforts to improve the cost efficiency of our design, we may be forced to abandon our current design.

Operating Expenses

Operating expenses for the three months ended September 30, 2011were $183,213 and $176,594 for the prior period ended September 30, 2010. The net change of $6,619 in operating expenses consisted primarily of an increase in non-cash stock compensation expense of $9,887, and the overall decrease in research and development cost.

Net Loss

For the three months ended September 30, 2011, our net loss was $(183,213) and $(176,594) for the prior period September 30, 2010. The net change of $(6,619) in net loss was related primarily to an increase in non-cash stock compensation expense and a decrease in research and development cost. We recently began operating our business, and no revenues were generated to cover our operating costs, since we are in the development stage of our Company.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk factors

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on September 28, 2011.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, the Company issued 909,091 shares of common stock at a price of $0.055 per share for gross cash proceeds of $50,000, with warrants attached to purchase 1,818,182 shares of common stock at a price of $0.055. The Company also issued 4,142,857 shares of common stock at a price of $0.035 per share for gross cash proceeds of $145,000 with warrants attached to purchase 5,428,572 shares of common stock at a price of $0.035.

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

EX-101.INS*	XBRL INSTANCE DOCUMENT

EX-101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB*	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*  Filed herewith

HYPERSOLAR, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERSOLAR, INC.

November 7, 2011	By:	/s/ Timothy Young

Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)