Form 10-Q
period 2011-12-31
Hypersolar, Inc.
filed 2012-02-14
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 333-164708

HYPERSOLAR, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4298300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

629 State St., Suite 242 Santa Barbara, California 93101
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

There were 147,731,232 shares of the registrant's common stock, par value $0.001, issued and outstanding as of February 14, 2012.

HYPERSOLAR, INC.

TABLE OF CONTENTS

PART I.  Financial Information

PART II.  Other Information

Description		Page

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Reserved	14
Item 5.	Other Information	14
Item 6.	Exhibits	14
Signatures		15

 PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

HYPERSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2011	June 30, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$19,277	$28,020
Prepaid expenses	12,269	34,249

TOTAL CURRENT ASSETS	31,546	62,269

PROPERTY & EQUIPMENT
Computers and peripherals	4,198	4,198
Less: accumulated depreciation	(2,675)	(1,975)

NET PROPERTY AND EQUIPMENT	1,523	2,223

OTHER ASSETS
Deposits	1,470	-
Domain, net of amortization $1,211 and $1,033, respectively	4,104	4,281
Patents	14,727	14,727

TOTAL OTHER ASSETS	20,301	19,008

TOTAL ASSETS	$53,370	$83,500

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$40,356	$55,047
Accrued expenses	28,535	14,167

TOTAL CURRENT LIABILITIES	68,891	69,214

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value;
500,000,000 authorized common shares
142,097,898 and 132,903,091 shares issued and outstanding, respectively	142,097	132,903
Additional Paid in Capital	1,905,451	1,563,110
Deficit Accumulated during the Development Stage	(2,063,069)	(1,681,727)

TOTAL SHAREHOLDER'S EQUITY/(DEFICIT)	(15,521)	14,286

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY /(DEFICIT)	$53,370	$83,500

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception on
					February 18, 2009
	For the Three Months Ended		For the Six Months Ended		through
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	163,578	179,377	312,777	317,085	1,644,341
Research and development	34,020	57,269	67,596	95,799	411,158
Depreciation and amortization	438	356	877	712	3,886

TOTAL OPERATING EXPENSES	198,036	237,002	381,250	413,596	2,059,385

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(198,036)	(237,002)	(381,250)	(413,596)	(2,059,385)

OTHER EXPENSES
Penalties	(92)	(40)	(92)	(40)	(157)
Interest expense	-	(131)	-	(131)	(3,527)

TOTAL OTHER EXPENSES	(92)	(171)	(92)	(171)	(3,684)

NET LOSS	$(198,128)	$(237,173)	$(381,342)	$(413,767)	$(2,063,069)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	140,191,065	126,629,870	137,545,668	126,499,435

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at June 30, 2011	-	$-	132,903,091	$132,902	$1,563,111	$(1,681,727)	$14,286

Issuance of common stock for cash at prices	-	-
ranignig from $0.035 to $0.055 per share (unaudited)			9,194,807	9,195	330,805	-	340,000

Stock option compensation cost (unaudited)	-	-	-	-	11,535	-	11,535

Net loss for the period ended December 31, 2011 (unaudited)	-	-	-	-	-	(381,342)	(381,342)

Balance at December 31, 2011 (unaudited)	-	$-	142,097,898	$142,097	$1,905,451	$(2,063,069)	$(15,521)

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception on
			February 18, 2009
	For the Six Months Ended		through
	December 31, 2011	December 31, 2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(381,342)	$(413,767)	$(2,063,069)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization expense	877	712	3,886
Common stock issued for services	-	-	152,080
Common stock compensation	11,535	-	40,319
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	21,980	3,188	(12,269)
Deposits	(1,470)	-	(1,470)
Increase (Decrease) in:
Accounts payable	(14,691)	752	40,356
Accrued expenses	14,368	(24,811)	28,535

NET CASH USED IN OPERATING ACTIVITIES	(348,743)	(433,926)	(1,811,632)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(4,198)
Purchase of intangible assets	-	-	(20,042)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(24,240)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	-	-	154,553
Payment of notes payable, related party	-	-	(154,553)
Proceeds from issuance of common stock	340,000	100,000	1,855,149

NET CASH PROVIDED BY FINANCING ACTIVITIES	340,000	100,000	1,855,149

NET INCREASE/(DECREASE) IN CASH	(8,743)	(333,926)	19,277

CASH, BEGINNING OF PERIOD	28,020	412,066	-

CASH, END OF PERIOD	$19,277	$78,140	$19,277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$131	$3,527
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2011.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended December 31, 2011. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the period ended December 31, 2011, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
DECEMBER 31, 2011

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2011, the amounts reported for cash, accrued interest and other expenses approximate the fair value because of their short maturities.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. A total of 20,901,046 shares for warrants were not used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended December 31, 2011, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Reclassification
Certain expenses for the period ended December 31, 2010 were reclassified to conform to the expenses for the period ended December 31, 2011.

       Recently issued pronouncements
Management reviewed accounting pronouncements issued during the six months ended December 31, 2011, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the six months ended December 31, 2011, the Company issued 909,091 shares of common stock at a price of $0.055 per share for cash of $50,000, with warrants attached to purchase 1,818,182 shares of common stock at a price of $0.055 and issued 8,285,716 shares of common stock at a price of $0.035 per share for cash of $290,000 with warrants attached to purchase 19,142,864 shares of common stock at a price of $0.035.

4.      STOCK OPTIONS AND WARRANTS

On October 8, 2010, the Board of Directors of the Company granted non-qualified stock options for 2,000,000 shares of common stock to its employees.  Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options vested 1/12 after one year and 1/36th every 30 days thereafter until the remaining stock options have vested. The options were forfeited upon termination of the employee as of October 15, 2011.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

4.      STOCK OPTIONS (Continued)

A summary of the Company’s stock option activity and related information follows:
12/31/2011
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	-	$-
Granted	2,000,000	0.11
Exercised	-	-
Forfeited/Expired	(2,000,000)	0.11
Outstanding, end of period	-	$-
Exercisable at the end of period	-	$-
Weighted average fair value of
options granted during the period		$-

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the period ended December 31, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2011 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2011, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the period ended December 31, 2011 and 2010 is $11,535 and $0, respectively.

Warrants

Through a private placement, the Company issued warrants to purchase 19,142,091 shares of common stock at a price of $0.035 per share, and issued warrants to purchase 1,818,182 shares of common stock at a price of $0.055 per share.

5.   RENTAL LEASE

On August 10, 2011, the Company entered into a new facility lease with monthly rentals for $1,470 per month. The lease is for a one year term and commenced on September 1, 2011, which terminates on August 31, 2012.

6.   SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported the following subsequent event;

On January 13, 2012, the Company issued 2,000,000 shares of common stock at a price of $0.015 per share with warrants attached to purchase 4,000,000 shares of common stock at $0.015 per share exercised over a period of five years.

On February 2, 2012, the Company issued 3,333,334 shares of common stock at a price of $0.015 per share with warrants attached to purchase 6,666,668 shares of common stock at $0.015 per share exercised over a period of five years.

On February 3, 2012, the Company issued 300,000 shares of common stock at a price of $0.04 per share for consulting services with a fair value of $12,000.

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

Overview

Inspired by the photosynthetic process that plants use to harness the power of the sun to create energy molecules, we are developing a novel solar-powered nanoparticle system that mimics photosynthesis to separate hydrogen from water.  On November 15, 2011, we filed a patent application for the production of renewable hydrogen and natural gas using sunlight, water, and carbon dioxide.  Our technology will allow free hydrogen to be reacted with carbon dioxide to produce methane, the primary component in natural gas.

Hydrogen is the lightest and abundant chemical element, constituting roughly 75% of the universe's chemical elemental mass (Palmer, D. (13 September 1997). "Hydrogen in the Universe". NASA). However, naturally occurring elemental hydrogen is relatively rare on earth and hydrogen gas is most often produced using fossil fuels. Industrial production is mainly from the steam reforming of natural gas and is usually employed near its production site, with the two largest uses being crude oil processing (hydrocracking) and ammonia production, mostly for the fertilizer market.  We are developing what we believe is a cleaner and greener way to produce this high value product.

In addition to the many industrial uses of hydrogen, one of the most intriguing uses is for fuel cells for transportation. A fuel cell is a device that converts the chemical energy from a fuel into electricity through a chemical reaction with oxygen or another oxidizing agent, using hydrogen as the most common fuel. Although there are currently no fuel cell vehicles available for commercial sale, carmakers are hopeful that hydrogen fuel cells and infrastructure technologies will be developed in the future. (http://world.honda.com/FuelCell/)

Our management had determined that because of high manufacturing costs and a steady decline in the cost of silicon solar cells and silicon modules, to  put our solar concentrator technology development on hold while we develop our renewable hydrogen and natural gas technology.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended December 31, 2011, and no pronouncements were adopted during the period.

Liquidity and Capital Resources

As of December 31, 2011, we had a working deficit of $(37,345) as compared to $(6,945) as of June 30, 2011. This increase of $(30,400) was due primarily to a decrease from $375,000 to $340,000 in equity funding for the current period.

Cash flow used in operating activities was $(348,743) for the six months ended December 31, 2011 and $(433,926) for the prior period December 31, 2010. The decrease in cash used by operating activities was primarily due to an increase in prepaid expenses, deposits, and accrued expenses, and a decrease in accounts payable. The Company is in its development stage and has had no revenues.

Cash used in investing activities for the six months ended December 31, 2011 and December 31, 2010, was $0 respectively. There were no fixed assets purchased during the respective periods.

Cash provided by financing activities during the six months ended December 31, 2011 was $340,000 and $100,000 for the prior period ending December 31, 2010. The increase of $240,000 in financing activities was due to equity financing during the current period.

Our financial statements as of December 31, 2011 have been prepared under the assumption that we will continue as a going concern from inception (February 18, 2009) through December 31, 2011. Our independent registered public accounting firm has issued their report dated September 27, 2011, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 We believe our current cash balance as of February 10, 2012 will fund our operations for the next three months as we develop a working prototype of our technology.  However, there may be unforeseen operational issues such as multiple rounds of design and redesign of the prototype that may exceed our current projected budget. If any unforeseen circumstances should we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. If we are unable to obtain additional financing, we may be forced to curtail our operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to utilize our cash balances to further research and develop our technology and test it’s commercial viability for various feed stock streams.  The more organic the feed stock is, the less voltage required to produce renewable hydrogen.  For example, we are testing potential feed stock water samples from the Salton Sea which is a repository for agricultural wastewaters originating in both the Imperial and Coachella Valleys of California.  We believe the high concentration of organic materials from the agricultural runoff is nearly ideal for our process, and the high salinity of the Salton Sea water will further enhance the efficiency of our technology.

Operating Expenses

Operating expenses for the six months ended December 31, 2011 were $381,250 and $413,596 for the prior period December 31, 2010. The net change in operating expenses consisted primarily of the net change in salaries, and research and development.

Net Loss

For the six months ended December 31, 2011, our net loss was $(381,342) and $(413,767) for the prior period December 31, 2010. The change in net loss was related primarily to operating expenses for research and development, salaries and professional fees. We recently began operating our business, and no revenues were generated to cover our operating costs, since we are in the development stage of our Company.

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

During the six months ended December 31, 2011, the Company received proceeds of $340,000 for the purchase of 9,194,807 shares of common stock at prices between $0.035 and $0.055.

The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale and issuances of its shares of common stock described above

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

HYPERSOLAR, INC.

February 14, 2012	By:	/s/ Timothy Young
Timothy Young
Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)