Form 10-Q
period 2012-03-31
Hypersolar, Inc.
filed 2012-05-17
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []		Accelerated Filer []
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes  ☐ No   ☒

There were 152,805,042 shares of the registrant's common stock, par value $0.001, issued and outstanding as of May 16, 2012.

HYPERSOLAR, INC.

TABLE OF CONTENTS

PART I.  Financial Information

 PART I – FINANCIAL INFORMATION

HYPERSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2012	June 30, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$37,332	$28,020
Prepaid expenses	13,843	34,249

TOTAL CURRENT ASSETS	51,175	62,269

PROPERTY & EQUIPMENT
Computers and peripherals	4,198	4,198
Less: accumulated depreciation	(3,024)	(1,975)

NET PROPERTY AND EQUIPMENT	1,174	2,223

OTHER ASSETS
Deposits	1,470	-
Domain, net of amortization $1,299 and $1,033, respectively	4,016	4,281
Patents	14,727	14,727

TOTAL OTHER ASSETS	20,213	19,008

TOTAL ASSETS	$72,562	$83,500

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$37,880	$55,047
Accrued expenses	33,801	14,167
Promissory notes, net of debt discount of $37,802	4,198	-

TOTAL CURRENT LIABILITIES	75,879	69,214

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value;
500,000,000 authorized common shares
152,805,042 and 132,903,091 shares issued and outstanding, respectively	152,804	132,903
Additional Paid in Capital	2,065,959	1,563,110
Deficit Accumulated during the Development Stage	(2,222,080)	(1,681,727)

TOTAL SHAREHOLDER'S EQUITY/(DEFICIT)	(3,317)	14,286

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY /(DEFICIT)	$72,562	$83,500

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception on
					February 18, 2009
	For the Three Months Ended		For the Nine Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	133,462	154,900	446,239	471,985	1,777,803
Research and development	20,788	27,137	88,384	122,935	431,946
Depreciation and amortization	438	370	1,315	1,082	4,324

TOTAL OPERATING EXPENSES	154,688	182,407	535,938	596,002	2,214,073

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(154,688)	(182,407)	(535,938)	(596,002)	(2,214,073)

OTHER EXPENSES
Amortization of debt discount	(4,198)	-	(4,198)	-	(4,198)
Penalties	-	(25)	(92)	(65)	(157)
Interest expense	(125)	-	(125)	(131)	(3,652)

TOTAL OTHER EXPENSES	(4,323)	(25)	(4,415)	(196)	(8,007)

NET LOSS	$(159,011)	$(182,432)	$(540,353)	$(596,198)	$(2,222,080)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	146,629,362	127,268,457	143,573,372	126,671,007

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at June 30, 2011	-	$-	132,903,091	$132,902	$1,563,111	$(1,681,727)	$14,286

Issuance of common stock for cash at prices	-	-
ranging from $0.0075 to $0.055 per share (unaudited)			17,861,474	17,862	427,139	-	445,001

Issuance of common stock for services at fair value (unaudited)	-	-	407,143	407	14,807	-	15,214

Issuance of common stock in payment of accounts payable at fair value (unaudited)	-	-	300,000	300	8,700	-	9,000

Issuance of common stock for cashless exercise of warrants at fair value (unaudited)	-	-	1,333,334	1,333	(1,333)	-	-

Stock option compensation cost (unaudited)	-	-	-	-	11,535	-	11,535

Promissory notes debt discount (unaudited)	-	-	-	-	42,000	-	42,000

Net loss for the period ended March 31, 2012 (unaudited)	-	-	-	-	-	(540,353)	(540,353)

Balance at March 31, 2012 (unaudited)	-	$-	152,805,042	$152,804	$2,065,959	$(2,222,080)	$(3,317)

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception on
			February 18, 2009
	For the Nine Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(540,353)	$(596,198)	$(2,222,080)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization expense	1,315	1,082	4,324
Common stock issued for services	15,214	-	167,294
Common stock compensation	11,535	-	40,319
Amortization of debt discount	4,198	-	4,198
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	20,406	9,938	(13,843)
Deposits	(1,470)	-	(1,470)
Increase (Decrease) in:
Accounts payable	(8,167)	53	46,880
Accrued expenses	19,634	(10,644)	33,801

NET CASH USED IN OPERATING ACTIVITIES	(477,688)	(595,769)	(1,940,577)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(987)	(4,198)
Purchase of intangible assets	-	-	(20,042)

NET CASH USED IN INVESTING ACTIVITIES	-	(987)	(24,240)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	42,000	-	196,553
Payment of notes payable, related party	-	-	(154,553)
Proceeds from issuance of common stock	445,000	250,000	1,960,149

NET CASH PROVIDED BY FINANCING ACTIVITIES	487,000	250,000	2,002,149

NET INCREASE/(DECREASE) IN CASH	9,312	(346,756)	37,332

CASH, BEGINNING OF PERIOD	28,020	412,066	-

CASH, END OF PERIOD	$37,332	$65,310	$37,332

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$131	$3,527
Taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the period ended March 31, 2012, the Company issued 1,333,334 shares of common stock for purchase warrants of 2,285,716 through a cashless exercise. Also, the Company issued 300,000 shares of common stock for an accounts payable of $9,000.

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2011.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended March 31, 2012. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the period ended March 31, 2012, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
MARCH 31, 2012

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2012, the amounts reported for cash, accrued interest and other expenses approximate the fair value because of their short maturities.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. A total of 20,901,046 shares for warrants were not used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended March 31, 2012, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Reclassification
Certain expenses for the period ended March 31, 2011 were reclassified to conform to the expenses for the period ended March 31, 2012.

        Recently issued pronouncements
Management reviewed accounting pronouncements issued during the nine months ended March 31, 2012, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the nine months ended March 31, 2012, the Company issued 909,091 shares of common stock at a price of $0.055 per share for cash of $50,000, with warrants attached to purchase 1,818,182 shares of common stock at a price of $0.055; issued 8,285,716 shares of common stock at a price of $0.035 per share for cash of $290,000, with warrants attached to purchase 19,142,864 shares of common stock at a price of $0.035, of which 2,285,716 warrants were converted into 1,333,334 shares of common stock through a cashless exercise; issued 5,333,334 shares of common stock at a price of $0.015 per share for cash of $80,000, with warrants attached to purchase 10,666,668 shares of common stock at a price of $0.015; issued 3,333,333 shares of common stock at a price of $0.075 per share for cash of $25,000. Also, the Company issued 407,143 shares of common stock for services with a fair value of $15,214, in addition to the issuance of 300,000 shares of common stock for an accounts payable at a fair value of $9,000.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

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

A summary of the Company’s stock option activity and related information follows:

3/31/2012
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	-	$-
Granted	2,000,000	0.11
Exercised	-	-
Forfeited/Expired	(2,000,000)	0.11
Outstanding, end of period	-	$-
Exercisable at the end of period	-	$-
Weighted average fair value of
options granted during the period		$-

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the period ended March 31, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2012 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to March 31, 2012, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the period ended March 31, 2012 and 2011 is $11,535 and $0, respectively.

Warrants

During the nine months ended March 31, 2012, the Company issued 37,227,716 warrants to purchase 37,227,716 shares of common stock with exercise prices between $0.015 and $0.055 per share of which 2,285,716 warrants were converted through a cashless exercise to purchase 1,333,334 shares of common stock. As of March 31, 2012, the Company had 42,010,182 warrants outstanding to purchase 42,010,182 shares of common stock.

5.	RENTAL LEASE

On August 10, 2011, the Company entered into a new facility lease with monthly rentals for $1,470 per month. The lease is for a one year term and commenced on September 1, 2011, which terminates on August 31, 2012.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

6.	PROMISSORY NOTES

During the period ended March 31, 2012, the Company signed promissory notes in the amount of $42,000 with warrants attached to purchase 5,600,002 shares of common stock at a price of $0.015 per share. The notes bear interest of 5% per annum over a one year period. The debt discount of $42,000 associated with the warrants will be amortized over the life of the debt according to ASC 805. The amortization expense recognized in the financials was $4,198 for the period ended March 31, 2012.

7.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported the following subsequent event;

During the subsequent quarter, the Company signed promissory notes in the amount of $19,000 at a price of $0.015 per share with warrants attached to purchase 2,533,334 shares of common stock at $0.015 per share exercisable over a period of five years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion may contain forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements that are not of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology. Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” “our,” or the “Company” refer to Hypersolar, Inc. Forward-looking statements in this Report may also include references to anticipated sales volume and product margins, efforts aimed at establishing new or improving existing relationships with customers, other business development activities, anticipated financial performance, business prospects and similar matters. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed with the United States Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2012, and no pronouncements were adopted during the period.

Liquidity and Capital Resources

As of March 31, 2012, we had a working capital deficit of $(24,704) as compared to $(6,945) as of June 30, 2011. This increase of $(17,759) was due primarily to an increase in promissory notes and a decrease in prepaid expenses for the current period.

Cash flow used in operating activities was $(477,688) for the nine months ended March 31, 2012 and $(595,769) for the prior period March 31, 2011. The decrease in cash used by operating activities was primarily due to an decrease in prepaid expenses, deposits, and accounts payable, and an increase in accrued expenses. The Company is in its development stage and has had no revenues.

Cash used in investing activities for the nine months ended March 31, 2012 was $0, compared to $987 used for the purchase of fixed assets in the prior period.

Cash provided by financing activities during the nine months ended March 31, 2012 was $487,000 and $250,000 for the prior period ending March 31, 2011. The increase of $237,000 in financing activities was due to equity financing during the current period.

Our financial statements as of March 31, 2012 have been prepared under the assumption that we will continue as a going concern from inception (February 18, 2009) through March 31, 2012. Our independent registered public accounting firm has issued their report dated September 27, 2011, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our current cash balance as of May 15, 2012 will fund our operations for the next three months as we develop a working prototype of our technology.  However, there may be unforeseen operational issues such as multiple rounds of design and redesign of the prototype that may exceed our current projected budget. If any unforeseen circumstances should we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. If we are unable to obtain additional financing, we may be forced to curtail our operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to utilize our cash balances to further research and develop our technology.  We are currently working on a proof of concept video to demonstrate our technology which should be very helpful in raising future capital.  In February of 2012, we entered into a sponsorship research agreement with the University of California, Santa Barbara that will last one year.  The focus of this agreement is to accomplish the following:

The focus of the UCSB SRA from February 2012 to February 2013 is to accomplish the following three specific aims:

1)	Develop and demonstrate inorganic coating materials that will allow conventional photovoltaic device structures to be used as photoelectrochemical conversion devices immersed in electrolyte solution.
2)	Measure the electrochemical oxidation properties of several simulated and actual sampled wastewater solutions.
3)	Demonstrate hydrogen production in a device structure based on a porous alumina membrane with semiconducting materials deposited within the pores and capped with anode and cathode electrocatalysts.

The basic element of a photocatalytic system is an independent photoelectrochemically active heterostructure (PAH) consisting of semiconductor particles (planes, rods or spheres) in a protective coating with exposed cathode and anode catalyst contacts. The PAHs will be capable of absorbing sunlight in the semiconductor to drive the production of hydrogen (at the cathode) and oxidation of a fuel (at the anode). We will first use commercial photovoltaic structures, which we will coat with protective layers to prevent corrosion of the semiconductor and prevent back reactions on the photoelectrodes.  In addition we will synthesize absorber materials with band gaps in the visible region (to use a large portion of the solar spectrum) based on metal sulfides.

Coatings will include insulating oxides and polymers.  The synthesis of new semiconductors will utilize: a) electrodeposition, and b) hydrothermal synthesis.   Promising absorber materials are low band gap materials such as Si, GaAs, InP and metal sulfides Cu2S, SnS, Cu2ZnSnS4, etc. The issue with many of these is their instability in common electrolytes. However, by using a protective outer coating, such as Al2O3, and anode and cathode catalysts, such as transition metals, the electrolyte can be removed from direct contact with the absorber. Additional protective coatings will be added to cover the cathode to preferentially allow protons and hydrogen to pass through, blocking the oxidation products from being reduced and thus increasing the Faradaic efficiency for production of hydrogen.

Operating Expenses

Operating expenses for the nine months ended March 31, 2012 were $535,938 and $596,002 for the prior period March 31, 2011. The net change in operating expenses consisted primarily of the net change in salaries, and research and development.

Net Loss

For the nine months ended March 31, 2012, our net loss was $(540,353) and $(596,198) for the prior period March 31, 2011. The change in net loss was related primarily to operating expenses for research and development, salaries and professional fees. We recently began operating our business, and no revenues were generated to cover our operating costs, since we are in the development stage of our Company.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

N/A

ITEM 4.	Controls and Procedures

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

During the period ended March 31, 2012, the Company issued 5,333,334 shares of common stock at a price of $0.015 per share for cash in the amount of $80,000. Also, the Company issued 3,333,333 shares of common stock at a price of $0.0075 per share for cash in the mount of $25,000. The funds were used for operating expenses.

The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale and issuances of its shares of common stock described above

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description

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

HYPERSOLAR, INC.

May 17, 2012	By:	/s/ Timothy Young
Timothy Young
Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)