Form 10-K
period 2012-06-30
Hypersolar, Inc.
filed 2012-09-28
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
T	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2012

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER: 000-54437

HYPERSOLAR, INC.
(Name of registrant in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	26-4298300 (I.R.S. Employer Identification No.)

510 Castillo St., Suite 304, Santa Barbara, CA 93101
 (Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (805) 966-6566

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: common stock, par value $0.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated Filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company[x]

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second quarter was approximately $3,853,201.

The number of shares of registrant’s common stock outstanding, as of September 24, 2012 was 168,585,170.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

ITEM 1.       BUSINESS.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K  to “Hypersolar”, the “Company”, “we”, “us”, or “our” refer to Hypersolar, Inc.

Overview

Inspired by the photosynthetic process that plants use to harness the power of the sun to create energy molecules, Hypersolar, Inc. we are developing a novel solar-powered nanoparticle system that mimics photosynthesis to separate hydrogen from water.  On November 15, 2011, we filed a patent application to protect the intellectual property rights to the production of renewable hydrogen and natural gas using sunlight, water, and carbon dioxide.  Our technology will allow free hydrogen to be reacted with carbon dioxide to produce methane, the primary component in natural gas.

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

In addition to the many industrial uses of hydrogen, one of the most intriguing uses, is for fuel cells for transportation. A fuel cell is a device that converts the chemical energy from a fuel into electricity through a chemical reaction with oxygen or another oxidizing agent, using hydrogen as the most common fuel. Although there are currently no fuel cell vehicles available for commercial sale, carmakers are hopeful that hydrogen fuel cells and infrastructure technologies will be developed in the future. (http://world.honda.com/FuelCell/)

Market Opportunity

Hydrogen has number of applications from chemical processing, petroleum recovery and refining, metal production and fabrication, aerospace, and fuel cells. The sectors with the greatest demand for hydrogen are petroleum refineries for hydrocracking and ammonia production for fertilizer. Transportation fuel is an emerging sector which we believe has an enormous potential in the future.  We believe fuel cell technology will be the major growth driver of hydrogen in the future as many major automobile manufacturers such as Honda and Nissan bring hydrogen powered cars to market.

Hydrogen production is a large and growing industry. Market size of global hydrogen production was estimated to be 53 million metric tons in 2010, of which 12% was shared by merchant hydrogen and rest with captive production (Markets and Markets Research; Hydrogen Generation Market).  With decreasing sulfur level in petroleum products, lowering crude oil quality and rising demand of hydrogen operated fuel cell applications, global hydrogen production volume is forecasted to grow by compound annual growth rate of 5.6% from 2011 to 2016. The hydrogen production market in terms of value was estimated to be approximately $82 billion in 2011.  (Markets and Markets Research; Hydrogen Generation Market)

Our Technology

Nanotechnology for Making Renewable Hydrogen from Sunlight

Hydrogen (H2) is the third most abundant element on earth and cleanest fuel in the universe, (Dresselhaus, Mildred et al. (May 15, 2003). "Basic Research Needs for the Hydrogen Economy). Unlike hydrocarbon fuels, such as oil, coal and natural gas, where carbon dioxide and other contaminants are released into the atmosphere when used, hydrogen fuel usage produces only pure water (H2O) as the byproduct. Unfortunately, pure hydrogen does not exist naturally on earth and therefore must be manufactured. Historically, the cost of manufacturing hydrogen as an alternative fuel has been higher than the cost of the energy used to make it. This is the dilemma of the hydrogen Economy, and one that we aim to address.

For over a century, splitting water molecules into hydrogen and oxygen using electrolysis has been well known. This technology can be used to produce an unlimited amount of clean and renewable hydrogen fuel to power a carbon-free world. However, in practice, current commercial electrolysis technologies require (a) expensive electricity, and (b) highly purified water to prevent fouling of system components. We believe these are the major barriers to affordable production of renewable hydrogen.

The Perfect and Sustainable Energy Cycle

As it turns out, Mother Nature has been making hydrogen using sunlight since the beginning of time by splitting water molecules (H2O) into its basic elements - hydrogen and oxygen. This is exactly what plant leaves do every day using photosynthesis. Since the produced hydrogen is immediately consumed inside the plant, we cannot simply grow trees to make hydrogen.

If technology can be developed to mimic photosynthesis to split water into hydrogen, then a truly sustainable, low cost, and renewable energy cycle can be created to power the earth. However, cost has been the biggest barrier to realizing this vision.

Water Splitting

In the process of splitting a water molecule, input energy is transferred into the chemical bonds of the resulting hydrogen molecule. So in essence, manufactured hydrogen is simply a carrier or battery-like storage of the input energy. If the input energy is from fossil fuels, such as oil and gas, then dirty carbon fossil fuel energy is simply transferred into hydrogen. If the input energy is renewable such as solar and wind, then new and clean energy is stored in hydrogen.

While the concept of water splitting is very appealing, the following challenges must be addressed for renewable hydrogen to be commercially viable:

●
Energy Inefficiency — Since hydrogen is an energy carrier, the most energy it can store is 100% of the input energy. However, conventional systems approach to electrolysis lose so much of the input energy in system components, wires and electrodes resulting in only a small portion of electricity making it into the hydrogen molecules. This translates to high production cost and is the fundamental problem with water splitting for hydrogen production. We intend to address this problem with our low cost and energy efficient nanoparticle technology.

●
Need for Clean Water — Conventional electrolysis requires highly purified clean water to prevent fouling of system components. This prevents current technology from using large quantities of available water from oceans, rivers, industrial waste and municipal waste as feedstock. Our technology is being designed to use any natural water or waste water for the unlimited production of renewable hydrogen.

Nanotechnology

Electrolysis water-splitting in its simplest form is the transfer of "input electrons" in the following chemical reactions:
●	Cathode (reduction): 2 H2O + 2e- -> H2 + 2 OH-
●	Anode (oxidation): 4 OH- -> O2 + 2 H2O + 4 e-

From these equations it can be deduced  that if every input electron (e-) is put to work and not lost, then a maximum amount of input electrons (i.e. energy) is transferred and stored in the hydrogen molecules (H2). Additionally, if there were a very high number of cathode and anode reaction areas within a given volume of water, then a very high number of these reactions could happen simultaneously throughout the medium to split each water molecule into hydrogen wherever electrons are available.

To address this fundamental electron transfer efficiency problem, we are developing a novel nanoparticle to maximally ensure that every single electron is put to work in splitting a water molecule. Our nanoparticle has two very important features:

●
Self-contained Photoelectrochemical Nanosystem — Our low cost nano-size particle is designed to mimic photosynthesis and contains a solar absorber that generates electrons from sunlight, as well as integrated cathode and anode areas to readily split water and transfer those electrons to the molecular bonds of hydrogen. Unlike solar panels or wind turbines that produce lots of electrons that will be lost before reaching the hydrogen bonds, our nanoparticles are optimized at the nano-level to ensure maximal electron generation and utilization efficiency. Consequently, our nanoparticles use much less photovoltaic elements, an expensive material, than conventional solar panels to achieve the same system level efficiency. Thereby significantly lowering the system cost of what is essentially an electrolysis process.

●
Protective Coating — The biggest problem with submerging photovoltaic elements in water for direct electrolysis is corrosion and short circuiting. To address this problem, we are developing a protective coating that encapsulates key elements of the nanoparticle to allow it to function for a long period of time in a wide range of water conditions without corrosion. This allows the nanoparticles to be submerged or dissolved into any water, such as sea water, runoff water, river water, or waste water, instead of purified distilled water.

In May of 2012, we completed a lab scale prototype of our technology that can be seen on our website at www.hypersolar.com.  This prototype demonstrates hydrogen production from small scale solar devices coated with our unique, low-cost polymer coating, and submerged in waste water from a pulp and paper mill.  This prototype is used for demonstration purposes only and is not meant for commercial deployment.

HyperSolar H2Generator™

Since our nanoparticles are intended to mimic the natural room temperature conditions of photosynthesis, they can be housed in very low cost reactors such as glass vessels or clear plastic bags. To facilitate the commercial use of our nanoparticle technology we are developing a modular system that will enable the daily production and storage of hydrogen for any time use in electricity generation, oil and gas refining, fertilizer manufacturing or any other current and future applications of hydrogen.

The HyperSolar H2Generator comprise of the following primary stages:

●
Reactor Vessels — These reactors resemble transparent rectangular boxes containing water and billions of nanoparticles suspended in solution. When exposed to sunlight, hydrogen gas will bubble up into an air gap on top for separation and collection.

●	Hydrogen Compressor — Produced hydrogen gas will be compressed for space efficient storage
●	Hydrogen Storage — Hydrogen can be stored in compressed gas tanks or chemical canisters depending on the application.

Distributed and Scalable

The HyperSolar H2Generator will be a self-contained renewable hydrogen production system that requires only sunlight and any source of water. As a result, it can be installed almost anywhere to produce hydrogen fuel for local use. This model of hydrogen production addresses one of the biggest challenges of using clean hydrogen fuel on a large scale - transportation of hydrogen.

Each stage of the HyperSolar H2Generator can be scaled independently according to the hydrogen demands and length of storage required for a specific application. A small scale system can be used to produce continuous renewable electricity for a small house, or a large scale system can be used to produce hydrogen to power a community.

Intellectual Property

On November 15, 2011 we filed a patent application with the U.S. Patent and Trademark Office to protect the intellectual property rights for ”Photoelectrochemically Active Heterostructures, Methods For Their Manufacture, And Methods And Systems For Producing Desired Products.” Disclosed in that patent application are methods for producing desired chemical products, including hydrocarbons such as methane and other alkanes, synthesis gas (carbon monoxide and hydrogen), and methanol, from carbon dioxide and oxidizable reactant compounds in wastewater as a feedstock using solar energy to drive at least a portion of the chemical reaction process (e.g., to produce hydrogen gas).  Photoelectrochemical processes employ photoelectrochemically active heterostructures (PAHs) to absorb sunlight and transform the light energy into electrochemical potential energy, which converts reactants containing hydrogen atoms into products, which react with carbon dioxide to form desired chemical products.

In February of 2012, we entered into a sponsorship research agreement with the University of California, Santa Barbara.  As a result of that agreement, in September of 2012, we jointly filed with the university an additional patent application  to protect the intellectual property rights of our proprietary coating for protecting our semiconductor devices from corrosion in various types of water.  This patent is titled:  “Process And Systems For Stable Operation of Electroactive Devices”  The present invention is directed towards processes and systems for stable operation of electrical, electrochemical, photoelectrochemical and photosynthetic devices with increased efficiency, stability, and low cost. In particular, what is disclosed are new functional coating materials and applications of those coatings that are optically transparent, electronically conducting, electrocatalytically active, thermally stable, and which can be applied conformally and easily on an electroactive unit for stable and efficient operation.  We believe this patent will be valuable beyond our specific utilization in developing hydrogen from water using the power of the sun.

Strategic Partners

In February of 2012, we entered into a one year sponsorship research agreement (“SRA”) with the University of California, Santa Barbara (“UCSB”) to help achieve important milestones in the company’s development plan.  The focus of the UCSB SRA is to accomplish the following three specific aims:

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

As consideration under the SRA, UCSB will receive from the Company, $124,727.  When expenditures reach that amount, we will no longer be obligated to fund any additional research activities and UCSB will not be obligated to perform any additional research activities pursuant to the SRA, unless mutually agreed upon.  Either us or UCSB may terminate the agreement upon sixty days written notice. U.S. Patent Law and University policy will govern any patentable developments or discoveries throughout the course of the SRA.  If such an invention is determined to be jointly owned by us and UCSB, we will prepare and file, at our cost, patent applications for such invention and claim it as a joint invention in the name of both the Company and the University, and shall prosecute and maintain such joint patent rights.  Neither party may assign its joint ownership in such patents without the consent of the other party.  We have a time-limited first right to negotiate a license to UCSB’s interest in any joint invention.

We believe the partnership with UCSB will enable us to refine our solar-powered nanoparticle technology for generating zero carbon hydrogen and renewable natural gas using sunlight, water and carbon dioxide (CO2). The research project will be led by Professor Eric McFarland in the Department of  Chemical Engineering at UCSB.

Competition

Hydrogen is a large and growing industry.  According to a report from Markets and Markets, the hydrogen production market in 2011 is $86 billion with a compounded annual growth rate of 5.6%. Currently, most hydrogen is produced by steam reforming of natural gas or methane. This production technology dominates due to easy availability and low prices of natural gas. Partial oxidation of petroleum oil is second in production capacity after steam reforming of natural gas. The third largest production technology in terms of production capacity is steam gasification of coal. The current industry is heavily dominated by large players such as Air Products and Chemicals Inc. and Air Liquide.

The energy source and feedstock used in these existing production technologies are fossil fuels.  Therefore, the hydrogen produced  is not considered renewable.  We are developing a new low cost nano-technology to use sunlight as the energy source to split water into hydrogen in a truly renewable fashion.  To our knowledge, there are no commercially available technologies for producing large quantities of renewable hydrogen that is cost competitive with fossil fuel based hydrogen. Niche market electrolysis systems that split water for hydrogen production have existed for a long time but their capital and operating costs are much higher than conventional hydrogen.  Various academic and research institutions around the world are attempting to develop renewable hydrogen production technologies as well.  To our knowledge, none have reached commercial success.

If we are able to complete the commercial development of our technology, we do not intend to manufacture hydrogen and compete with companies such as Air Liquide.  We intend to license our technology to companies like Air Products and Air Liquide for the production of renewable hydrogen used in applications such as hydrogen vehicle fueling stations and hydrogen power plants.

Organizational History

We were incorporated in the State of Nevada on February 18, 2009. Our authorized capital was increased from 75,000,000 to 505,000,000 on September 11, 2009. Effective also on September 11, 2009, we implemented a forward stock split in a ratio of 20 for 1.

Corporate Information

Our executive offices are located at 510 Castillo Street, Suite 304, Santa Barbara, CA 93101. Our telephone number is (805) 966-6566.

EMPLOYEES

As of September 24, 2012 we had 1 full-time employee and several consultants.  We have not experienced any work stoppages and we consider relations with our employees and consultants to be good.

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

WE HAVE A HISTORY OF LOSSES AND HAVE NEVER REALIZED REVENUES TO DATE. WE EXPECT TO CONTINUE TO INCUR LOSSES AND NO ASSURANCE CAN BE GIVEN THAT WE WILL REALIZE REVENUES.  ACCORDINGLY, WE MAY NEVER ACHIEVE AND SUSTAIN PROFITABILITY.

For the period from our inception, through June 30, 2012, we incurred an aggregate net loss, and had an accumulated deficit, of $(2,515,546). For the years ended June 30, 2012 and 2011, we incurred net losses of $(833,819) and $(807,672). We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

We have historically raised funds through various capital raising transactions. We may require additional funds in the future to fund our business plans, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. In the event we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will ever become profitable.

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

In May of 2012, we completed a lab scale prototype of our technology. This prototype demonstrates hydrogen production from small scale solar devices coated with our unique, low-cost polymer coating, and submerged in waste water from a pulp and paper mill.  However we have not completed a large scale commercial prototype of our technology and are uncertain at this time when completion of a commercial scale prototype will occur. Although, the lab scale prototype demonstrates the viability of our technology, there can be no assurance that we will be able to commercialize our technology.

OUR REVENUES ARE DEPENDENT UPON ACCEPTANCE OF OUR PRODUCTS BY THE MARKET; THE FAILURE OF WHICH WOULD CAUSE US TO CURTAIL OR CEASE OPERATIONS.

We believe that virtually all of our revenues will come from the sale or license of our products. As a result, we will continue to incur substantial operating losses until such time as we are able to develop our product and generate revenues from the sale or license of our products. There can be no assurance that businesses and customers will adopt our technology and products, or that businesses and prospective customers will agree to pay for or license our products. Our technology and product, when fully developed, may not gain market acceptance due to various factors such as not enough cost savings between our method of producing hydrogen and other more conventional methods. In the event that we are not able to significantly increase the number of customers that purchase or license our products, or if we are unable to charge the necessary prices or license fees, our financial condition and results of operations will be materially and adversely affected.

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

Our business plan relies on sales of our products based on either a demand for truly renewable clean hydrogen or economically produced clean hydrogen.  If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.  Neither the demand for our product nor our ability to manufacture have yet been proven.

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

OUR BUSINESS DEPENDS ON PROPRIETARY TECHNOLOGY THAT WE MAY NOT BE ABLE TO PROTECT AND MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

Our success will depend, in part, on our technology’s commercial viability and on the strength of our intellectual property rights. The technology is not patented and the only intellectual property rights that exist at present, if any, are trade secret rights. However, trade secrets are difficult to protect and others could independently develop substantially equivalent technology, otherwise gain access to trade secrets relating to the technology.  Accordingly, we may not be able to protect the rights to our trade secrets. In addition, any agreements we enter into with our employees, consultants, advisors, customers and strategic partners will contain restrictions on the disclosure and use of trade secrets, inventions and confidential information relating to the technology may not provide meaningful protection in the event of unauthorized use or disclosure.

We filed U.S. patent applications to protect the intellectual property rights for “Photoelectrochemically Active Heterostructures, methods for their manufacture, and methods and systems for producing desired products” and “Process and systems for stable operation of electroactive devices.”  It could take several years for the applications to be processed. However, patent protection may not be obtainable for the technology whether in the U.S. or internationally.  Alternatively, any protection that is obtained may not be broad enough to be effective and of value, or it may not withstand challenges as to validity and enforceability.

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

We do not maintain theft, casualty insurance, or property insurance coverage. We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. Any such uninsured or insured loss or liability could have a material adverse effect on our results of operations.

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our CEO, including Timothy Young, our President and CEO and our development team at the University of California, Santa Barbara.  The loss of these valuable resources could have a material adverse effect on our operations. Our officers are employed on  “at will” basis. Accordingly, there can be no assurance that they will remain associated with us. Our management’s efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Mr. Young or the services of the development team at the university or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

THE LOSS OF STRATEGIC RELATIONSHIPS USED IN THE DEVELOPMENT OF OUR PRODUCTS AND TECHNOLOGY COULD IMPEDE OUR ABILITY TO COMPLETE OUR PRODUCT AND RESULT IN A MATERIAL ADVERSE EFFECT CAUSING THE BUSINESS TO SUFFER.

In February 2012, we entered into a one year sponsorship research agreement with the University of California, Santa Barbara. We rely on this strategic relationship and may rely on others in the future as development partners.  A loss of these relationships for any reason could cause us to experience difficulties in completing the development of our product and implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent public accounting firm in their report dated September 28, 2012, included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern.  Any such adjustment, if necessary, would materially affect the value of our assets.

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

INSIDERS HAVE SUBSTANTIAL CONTROL OVER THE COMPANY.

Our principal shareholders, officers and directors beneficially owned as of  September 24, 2012  in the aggregate, approximately 76,029,600 shares of our outstanding common stock, which constitutes approximately 45.9 % of our outstanding shares.

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

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001, of which 168,585,170shares of common stock and 0 shares of preferred stock are currently outstanding. Our Board of Directors has the ability to authorize the issuance of 331,414,830 shares of common stock and 5,000,000 shares of preferred stock without shareholder approval. Any such issuance will result in substantial dilution to existing shareholders. In addition, the availability of such a large number of capital stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

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

IF OUR COMMON STOCK REMAINS SUBJECT TO THE SEC’S PENNY STOCK RULES, BROKER-DEALERS MAY EXPERIENCE DIFFICULTY IN COMPLETING CUSTOMER TRANSACTIONS AND TRADING ACTIVITY IN OUR SECURITIES MAY BE ADVERSELY AFFECTED.

Unless our common stock is listed on a national securities exchange, including the Nasdaq Capital Market or we have stockholders’ equity of $5,000,000 or less and our common stock has a market price per share of less than $4.00, transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock remains subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Our management is aware of the abuses that have occurred historically in the penny stock market.

As a result, if our common stock becomes subject to the penny stock rules, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None

ITEM 2.       PROPERTIES.

Our principal office is located at 510 Castillo Street, Suite 304, Santa Barbara, CA, 93101. We lease approximately 1,200 square feet, with an annual cost of approximately $11,000.  The term of the lease is one year which expires on September 1, 2013 and thereafter will become month to month. We believe that our current premises are sufficient to handle our activities for the near future.

ITEM 3.       LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable.

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

Period	High	Low
First Quarter FY 2013	$.03	0.021

First Quarter FY 2012	$0.15	$0.03
Second Quarter FY 2012	$0.108	$0.033
Third Quarter FY 2012	$0.054	$0.02
Fourth Quarter FY 2012	$0.079	$0.025

First Quarter FY 2011	$0.20	$0.09
Second Quarter FY 2011	$0.31	$0.06
Third Quarter FY 2011	$0.272	$0.095
Fourth Quarter FY 2011	$0.21	$0.07

As of September 24, 2012

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

As of September 24 2012, our common stock was held by 86 stockholders of record and we had  168,585,170 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Trust Company N.A., 250 Royall Street Canton, MA 02021.

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

Recent Sales of Unregistered Securities

During the three months ended June, 2012, the Company issued 8,533,334 shares of common stock at a price of $0.015 per share for cash in the amount of $103,000. The funds were used for operating expenses.

Also, the Company issued 1,990,000 shares of common stock at prices of $0.03 and $0.06 per share for services at fair value in the amount of $89,550.

During the period ended March 31, 2012, the Company issued 5,333,334 shares of common stock at a price of $0.015 per share for cash in the amount of $80,000. Also, the Company issued 3,333,333 shares of common stock at a price of $0.0075 per share for cash in the mount of $25,000. The funds were used for operating expenses.

During the three months ended December 31, 2011, the Company received proceeds of $145,000 for the purchase of 4,142,859 shares of common stock at price of $0.035 per share. The funds were used for operating expenses.

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

Overview

Inspired by the photosynthetic process that plants use to harness the power of the sun to create energy molecules, Hypersolar, Inc. we are developing a novel solar-powered nanoparticle system that mimics photosynthesis to separate hydrogen from water.  On November 15, 2011, we filed a patent application to protect the interllectual property rights to the production of renewable hydrogen and natural gas using sunlight, water, and carbon dioxide.  Our technology will allow free hydrogen to be reacted with carbon dioxide to produce methane, the primary component in natural gas.

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

We began operating our business in February 2009, and have not generated any revenues From inception until September of 2011, we were exclusively working on the design and manufacturing of a prototype for a solar concentrator that would reduce the amount of solar cells in a conventional solar module.  Due to high manufacturing costs and a steady decline in the cost of silicon solar cells and solar modules, in November of 2011, management decided it was in the best interest of the shareholders to put the solar concentration technology on hold and put all efforts towards development of our hydrogen producing nanoparticle system. In June of 2012, it was further decided not to utilize our limited funds to further protect and prosecute the patents filed for that technology in 2009, 2010, and 2011.  Our efforts are currently focused on developing a novel solar-powered nanoparticle system that mimics photosynthesis to separate hydrogen from water as discussed in this report.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

The Company's cash, accounts payable, accrued interest, and note payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three month period ended June 30, 2012, and adopted the following pronouncements during the period.

The Company adopted ASC 470 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". This pronouncement addresses the accounting for proceeds from the sale of a debt instrument with stock purchase warrants shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants shall be accounted for as paid-in-capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction. This usually results in a discount or occasionally, a reduced premium, which shall be accounted for as interest expense.  The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

The Company adopted ASC 835 "Accounting for Interest". This pronouncement addresses the appropriate accounting when the face amount of a note does not reasonably represent the present value of the consideration given or received in the exchange. A note issued solely for cash equal to its face amount is presumed to earn the stated rate of interest, however, in some cases the parties may also exchange unstated or stated rights or privileges, which are given accounting recognition by establishing a note discount or premium account. In such instances, the effective interest rate differs from the stated rate.  The note discount shall be amortized as interest expense over the life of the note. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

Liquidity and Capital Resources

As of June 30, 2012, we had a working capital deficit of $(106,059) as compared to $(6,945) as of June 30, 2011. This increase of $(99,114) was due primarily to an increase in promissory notes and a decrease in prepaid expenses for the current period.

Cash flow used in operating activities was $(605,790) for the year ended June 30, 2012 and $(758,059) for the prior period June 30, 2012. The decrease in cash used by operating activities was primarily due to a decrease in prepaid expenses,  accounts payable, and an increase in deposits and accrued expenses. The Company is in its development stage and has had no revenues.

Cash used in investing activities for the year ended June 30, 2012 was $16,676, compared to $987 for the prior year ended June 30, 2011. The increase was due to the purchase of intangible assets for the current period.

Cash provided by financing activities during the year ended June 30, 2012 was $609,000 and $375,000 for the prior period ending June 30, 2011. The increase of $234,000 in financing activities was due to equity financing and promissory notes from investors during the current period.

Our financial statements as of June 30, 2012 have been prepared under the assumption that we will continue as a going concern from inception (February 18, 2009) through June 30, 2013. Our independent registered public accounting firm have issued their report dated September 28, 2012 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our current cash balance, including additional equity financing will fund our operations for the next three  months as we develop a working prototype of our technology.  However, there may be unforeseen operational issues such as multiple rounds of design and redesign of the prototype that may exceed our current projected budget. If any unforeseen circumstances should we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. If we are unable to obtain additional financing, we may be forced to curtail our operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to further research, develop, and protect our technology.

In May of 2012, we completed a lab scale prototype of our technology that can be seen on our website at www.hypersolar.com.  This prototype demonstrates hydrogen production from small scale solar devices coated with our unique, low-cost polymer coating, and submerged in waste water from a pulp and paper mill.  This prototype will be used for demonstration purposes only and is not meant for commercial deployment.  We are currently underway in the development of a larger field-scale demonstration prototype. We do not expect to purchase any significant plant and equipment for completing the prototype.

In addition to working on a field-scale prototype, we intend to explore other utilizations of our most recently file patent.  This invention is related to coatings, processes, and systems for stable operation of electrical, electrochemical, photoelectrochemical and photosynthetic devices with increased efficiency, unprecedented long term operational stability, and low cost. The present invention provides a stable functional coating material which when disposed on an electroactive device stabilizes it from electrical/chemical/electrochemical/photo degradation providing exceptional operational performance. We are exploring several possible systems that could benefit including “stabilization of a solar batter” and “enhancement and possible replacement for platinum in a fuel cell.”  We will be working with our research partner, University of California Santa Barbara, to further explore the potentially valuable opportunities from this invention.

Operating Expenses

Operating expenses for the year ended June 30, 2012 were $804,588 and $807,672 for the prior period June 30, 2011. The net decrease in operating expenses consisted primarily of the net change in research and development.

Net Loss

For the year ended June 30, 2012, our net loss was $(833,819) and $(807,917) for the prior period June 30, 2011. The increase in net loss was related primarily to operating expenses for research and development, and other expenses for impairment of intangible asset, and non-cash amortization of debt discount. We recently began operating our business, and no revenues were generated to cover our operating costs, since we are in the development stage of our Company.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.       FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.    CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that information required to be disclosed is by the issuer in the reports that it files or submits under the Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Controls. During the three months ended June 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2012, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempts smaller reporting companies.

ITEM 9B.     OTHER INFORMATION.

 None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors:

Name	Age	Position
Timothy Young	47	President, CEO and Chairman
Christopher Marquis	28	Director

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

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. A copy of the Code of Ethics can be obtained without charge upon request to Timothy Young, CEO and President, 510 Castillo Street, Suite 304, Santa Barbara, CA 93101 is also been filed as an exhibit to this Annual Report. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Board of Directors.  Any such waivers will be promptly disclosed to our shareholders.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended June 30, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

CHANGES IN NOMINATING PROCEDURES

None

ITEM 11.     EXECUTIVE COMPENSATION.

The following the table below sets forth the compensation earned by each person acting as our Principal Executive Officer and our other most highly compensated executive officers whose total annual compensation exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Young, CEO and Acting CFO	2012	$255,000	0	0	0	0	0	0	255,000
	2011	$254,875	0	0	0	0	0	0	254,875

Outstanding Equity Awards at Fiscal Year-End

There were no grants of options to purchase our common stock to the named executive officers at June 30, 2012.

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

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth, as of September 24, 2012, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,
●	our executive officers,
●	our directors and executive officers as a group, without naming them, and

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from September 24, 2012 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of September 30, 2012 have been exercised and converted.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock (1)
Common Stock	Timothy A. Young(2)	10,000,000			6.04%
Common Stock	Christopher Marquis (2)	1,153,000			*
Common Stock	Cumorah Capital, Inc.(3)	32,363,300	(3)		19.54%
Common Stock	Pearl Innovations, LLC.(4)	32,513,300	(4)		19.63%

Common Stock	All Executive Officers and Directors as a Group (2 persons)	11,153,000			6.74%

(1)	Based upon 168,585,170 shares issued and outstanding as of September 24, 2012.

(2)	Executive Officers and Directors of the Company.

(3)	William E. Beifuss holds voting and dispositive power over the shares held by Cumorah Capital, Inc.

(4)	Elaine Lei holds voting and dispositive power over the shares held by Pearl Innovations, LLC.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2012 and 2011 for the audits and quarterly reviews of our financial statements for the fiscal year totaled approximately $23,300 and $23,960, respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2012 and 2011 of $0 and $0  respectively, to HJ Associates & Consultants, LLP in connection with the audit of the financial statements of the Company for the years ended June 30, 2012 and June 30, 2011, for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We incurred fees of $0 and $0 billed to us by HJ Associates & Consultants, LLP for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended June 30, 2012 and June 30, 2011, respectively.

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

10.6	Invention Transfer dated as of June 10, 2009(Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.7	Lease Agreement dated as of July 26, 2011(Incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2011).

14*	Code of Ethics

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1 *	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS *	XBRL INSTANCE DOCUMENT

EX-101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB *	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERSOLAR, INC.

Date: September 28, 2012	By:	/s/ Timothy Young
CHIEF EXECUTIVE OFFICER PRESIDENT (PRINCIPAL EXECUTIVE OFFICER),ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Timothy Young	CHIEF EXECUTIVE OFFICER, PRESIDENT (PRINCIPAL EXECUTIVE OFFICER),	September 28, 2012
Timothy Young	ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING
AND FINANCIAL OFFICER) AND CHAIRMAN

AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARDP

/s/ Christopher Marquis	DIRECTOR	September 28, 2012
Christopher Marquis

INDEX TO FINANCIAL STATEMENTS

HYPERSOLAR, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Hypersolar, Inc.
Santa Barbara, California

We have audited the accompanying balance sheets of HyperSolar, Inc.  as of June 30, 2012 & 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and from inception of the development stage on February 18, 2009 through June 30, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HyperSolar, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and from inception of the development stage on February 18, 2009 through June 30, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
September 28, 2012

HYPERSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2012	June 30, 2011

ASSETS

CURRENT ASSETS
Cash	$14,554	$28,020
Prepaid expenses	11,795	34,249

TOTAL CURRENT ASSETS	26,349	62,269

PROPERTY & EQUIPMENT
Computers and peripherals	4,198	4,198
Less: accumulated depreciation	(3,374)	(1,975)

NET PROPERTY AND EQUIPMENT	824	2,223

OTHER ASSETS
Deposits	1,470	-
Domain, net of amortization $1,388 and $1,033, respectively	3,927	4,281
Patents	16,676	14,727

TOTAL OTHER ASSETS	22,073	19,008

TOTAL ASSETS	$49,246	$83,500

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$72,092	$55,047
Accrued expenses	34,530	14,167
Promissory notes, net of debt discount of $35,214	25,786	-

TOTAL CURRENT LIABILITIES	132,408	69,214

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value;
500,000,000 authorized common shares
163,328,376 and 132,903,091 shares issued and outstanding, respectively	163,328	132,902
Additional Paid in Capital	2,269,056	1,563,111
Deficit Accumulated during the Development Stage	(2,515,546)	(1,681,727)

TOTAL SHAREHOLDER'S EQUITY/(DEFICIT)	(83,162)	14,286

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY /(DEFICIT)	$49,246	$83,500

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception on
			February 18, 2009
	For the Years Ended		through
	June 30, 2012	June 30, 2011	June 30, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	649,801	648,805	1,981,365
Research and development	153,034	157,346	496,596
Depreciation and amortization	1,753	1,521	4,762

TOTAL OPERATING EXPENSES	804,588	807,672	2,482,723

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(804,588)	(807,672)	(2,482,723)

OTHER EXPENSES
Impairment of intangible asset	(14,727)	-	(14,727)
Penalties	(92)	(65)	(157)
Interest expense	(14,412)	(180)	(17,939)

TOTAL OTHER EXPENSES	(29,231)	(245)	(32,823)

NET LOSS	$(833,819)	$(807,917)	$(2,515,546)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	160,634,582	127,472,331

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at February 18, 2009	-	$-	-	$-	$-	$-	$-

Issuance of common stock for cash at prices	-	-	113,526,600	113,526	(105,537)	-	7,989
ranging from $0.00005 to $0.000075 per share

Net Loss from inception (February 19, 2009) through June 30, 2009	-	-	-	-	-	(41,523)	(41,523)
Balance at June 30, 2009	-	-	113,526,600	113,526	(105,537)	(41,523)	(33,534)

Issuance of common stock for cash at $0.10 per share	-	-	11,321,600	11,321	1,120,840	-	1,132,161

Issuance of common stock for services at $0.10 per share	-	-	1,520,800	1,521	150,559	-	152,080

Net Loss for the year ended June 30, 2010	-	-	-	-	-	(832,287)	(832,287)
Balance at June 30, 2010	-	-	126,369,000	126,368	1,165,861	(873,810)	418,419

Issuance of common stock for cash at prices	-	-	6,534,091	6,534	368,466	-	375,000
ranignig from $0.055 to $0.08 per share

Common stock compensation cost	-	-	-	-	28,784	-	28,784

Net loss for the year ended June 30, 2011	-	-	-	-	-	(807,917)	(807,917)
Balance at June 30, 2011	-	-	132,903,091	132,902	1,563,111	(1,681,727)	14,286

Issuance of common stock for cash at prices
ranging from $0.0075 to $0.055 per share	-	-	26,394,808	26,396	521,604	-	548,000

Issuance of common stock for services at fair value ranging from November 2011 thru
June 2012 at prices ranging from $0.03 - $0.06	-	-	2,397,143	2,397	112,317	-	114,714

Issuance of common stock in payment of accounts payable at fair value
price per share at $0.03	-	-	300,000	300	8,700	-	9,000

Issuance of common stock for cashless exercise of warrants at fair value
price per share at $0.015	-	-	1,333,334	1,333	(1,333)	-	-

Stock option compensation cost	-	-	-	-	15,885	-	15,885

Promissory notes debt discount	-	-	-	-	48,772	-	48,772

Net loss for the year ended June 30, 2012	-	-	-	-	-	(833,819)	(833,819)

Balance at June 30, 2012	-	$-	163,328,376	$163,328	$2,269,056	$(2,515,546)	$(83,162)

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception on
			February 18, 2009
	For the Years Ended		through
	June 30, 2012	June 30, 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(833,819)	$(807,917)	$(2,515,546)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization expense	1,753	1,521	4,762
Common stock issued for services	114,714	-	266,794
Common stock compensation	15,885	28,784	44,669
Impairment of intangible asset	14,727	-	14,727
Amortization of debt discount	13,558	-	13,558
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	22,454	(14,228)	(11,795)
Deposits	(1,470)	1,688	(1,470)
Increase (Decrease) in:
Accounts payable	26,045	42,737	81,092
Accrued expenses	20,363	(10,644)	34,530

NET CASH USED IN OPERATING ACTIVITIES	(605,790)	(758,059)	(2,068,679)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(987)	(4,198)
Purchase of intangible assets	(16,676)	-	(36,718)

NET CASH USED IN INVESTING ACTIVITIES	(16,676)	(987)	(40,916)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	61,000	-	215,553
Payment of notes payable, related party	-	-	(154,553)
Proceeds from issuance of common stock	548,000	375,000	2,063,149

NET CASH PROVIDED BY FINANCING ACTIVITIES	609,000	375,000	2,124,149

NET INCREASE/(DECREASE) IN CASH	(13,466)	(384,046)	14,554

CASH, BEGINNING OF PERIOD	28,020	412,066	-

CASH, END OF PERIOD	$14,554	$28,020	$14,554

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$180	$3,527
Taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the year ended June 30, 2012, the Company issued 1,333,334 shares of common stock for 2,285,716 purchase warrants.
through a cashless exercise. Also, the Company issued 300,000 shares of common stock for an accounts payable of $9,000.

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

1.      ORGANIZATION AND LINE OF BUSINESS

Organization
HyperSolar, Inc. (the "Company") was incorporated in the state of Nevada on February 18, 2009.  The Company, based in Santa Barbara, California, began operations on February 19, 2009 to develop and market a solar concentrator technology.

Line of Business
The company is currently developing a novel solar-powered nanoparticle system that mimics photosynthesis to separate hydrogen from water.  We intend for technology of this system to be licensed for the production of renewable hydrogen to produce renewable electricity and hydrogen for fuel cells.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the year ended June 30, 2012. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business. There is no assurance that the Company will be able to continue raising the required capital.

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

Development Stage Activities and Operations
A development stage entity  is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant. The Company has been in its initial stages of formation and for the period ended June 30, 2012, had no revenues.

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2012, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2012:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Promissory notes, net of discount	$25,786	$-	$-	$25,786
Total liabilities measured at fair value	$25,786	$-	$-	$25,786

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended June 30, 2012, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 51,589,625 and 11,068,182 warrants for the years ended June 30, 2012 and 2011, respectively.

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

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs for years ended June 30, 2012 and 2011, were $25,278 and $11,829, respectively.

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

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued pronouncements
Management reviewed accounting pronouncements issued during the three months ended June 30, 2012, and the following pronouncements were adopted during the period.

The Company adopted ASC 470 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". This pronouncement addresses the accounting for proceeds from the sale of a debt instrument with stock purchase warrants shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants shall be accounted for as paid-in-capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction. This usually results in a discount or occasionally, a reduced premium, which shall be accounted for as interest expense.  The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

The Company adopted ASC 835 "Accounting for Interest". This pronouncement addresses the appropriate accounting when the face amount of a note does not reasonably represent the present value of the consideration given or received in the exchange. A note issued solely for cash equal to its face amount is presumed to earn the stated rate of interest, however, in some cases the parties may also exchange unstated or stated rights or privileges, which are given accounting recognition by establishing a note discount or premium account. In such instances, the effective interest rate differs from the stated rate.  The note discount shall be amortized as interest expense over the life of the note. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

The Company adopted ASC 350 “Accounting for Impairment of Intangibles”. This pronouncement addresses accounting for the impairment of the carrying amount of intangible units. The objective is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and if so, then the impairment loss is only recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted future cash flow. The impairment loss and write-down is then measured as the difference between an asset’s carrying amount and fair value. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

3.	CAPITAL STOCK

During the year ended June 30, 2012, the Company issued 909,091 shares of common stock at a price of $0.055 per share for cash of $50,000, with warrants attached to purchase 1,818,182 shares of common stock at a price of $0.055; issued 8,285,716 shares of common stock at a price of $0.035 per share for cash of $290,000, with warrants attached to purchase 20,285,722 shares of common stock at a price of $0.035, of which 2,285,716 warrants were converted into 1,333,334 shares of common stock through a cashless exercise; issued 300,000 shares of common stock for services with a fair value of $12,000; issued 1,990,000 shares of common stock for services at fair value of $89,550; issued 10,533,335 shares of common stock at a price of $0.015 per share for cash of $158,000, with warrants attached to purchase 21,066,671 shares of common stock at a price of $0.015; issued 6,666,666 shares of common stock at a price of $0.075 per share for cash of $50,000. Also, the Company issued 107,143 shares of common stock for services with a fair value of $3,214, in addition to the issuance of 300,000 shares of common stock for an accounts payable of $9,000.

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

4.      STOCK OPTIONS

During the period June 30, 2012, the Board of Directors of the Company granted non-qualified stock options for 250,000 shares of common stock to a contractor. Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options are fully vested and are exercisable for a period of five years from the date of grant at an exercise price $0.05 per share.

6/30/2012
Risk free interest rate	0.12%
Stock volatility factor	132%
Weighted average expected option life	5 years
Expected dividend yield	None

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

4.      STOCK OPTIONS (Continued)

A summary of the Company’s stock option activity and related information follows:

	6/30/2012		6/30/2011
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	2,000,000	$0.11	-	$-
Granted	250,000	0.05	2,000,000	0.11
Exercised	-	-	-	-
Forfeited/Expired	(2,000,000)	-	-	-
Outstanding, end of year	250,000	$0.05	2,000,000	$0.11
Exercisable at the end of year	250,000	$0.05	363,890	$0.11
Weighted average fair value of
options granted during the year		$0.05		$0.11

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended June 30, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2012 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2012, based on the grant date fair value estimated. We account for forfeitures as they occur, and 2,000,000 options were forfeited during the year ended June 30, 2012. The stock-based compensation expense recognized in the statement of income during the years ended June 30, 2012 and 2011 is $15,885 and $28,784, respectively.

5.	INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition. Any impairment is included in the income statement.

	Useful Lives	6/30/2012	6/30/2011
Domain-gross	15 years	$5,315	$5,315
Less amortization		(1,388)	(1,033)
Domain-net		$3,927	$4,282

Patents-gross		$16,676	$14,727

During the period ended June 30, 2012, the Company abandoned the patents which were not expected to contribute to the Company’s revenue generating activity. The Company recognized an impairment loss in the statement of operations in the amount of $14,727.

6. INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2009.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at June 30, 2012 and 2011, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended June 30, 2012 and 2011, the Company did not recognize interest and penalties.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

7.	DEFERRED TAX BENEFIT

At June 30, 2012, the Company had net operating loss carry-forwards of approximately $2,438,400 that may be offset against future taxable income from 2012 through 2032. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 40% to pretax income from continuing operations for the period ended June 30, 2012 and 2011 due to the following:

	6/30/2012	6/30/2011
Book income	$(333,530)	$(322,210)
State income taxes	-	(960)
Non deductible expenses	12,140	11,890
Loss on abandoned intangible assets	(640)	-
Depreciation and amortization	300	(770)
Related party accrual	340	(220)
Research and development	4,830	(440)

Valuation Allowance	316,560	312,710

Income tax expense	$-	$-

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

	6/30/2012	6/30/2011
Deferred tax assets:
NOL carryover	$975,370	$658,910
Research & development	31,760	9,670
Related party accrual	340	-

Deferred tax liabilites:
Depreciation and amortization	(140)	(1,810)

Less Valuation Allowance	(1,007,330)	(666,770)

Net deferred tax asset	$-	$-

Net deferred tax liabilities consist of the following components as of June 30, 2012:

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

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

9.   SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC Topic 855.

On July 1, 2012, the Company issued 138,889 shares of common stock at a price of $0.036 for services at a fair value of $5,000.

On July 10, 2012, the Company issued 666,667 shares of common stock at a price of $0.015 for cash of $10,000, with warrants attached to purchase 1,333,334 shares of common at a price of $0.015.

On July 17, 2012, the Company entered into a promissory note for cash in the amount of $11,000 from an investor, and granted 1,466,668 purchase warrants to purchase 1, 466,668 shares of common stock at a price of $0.015 per share. The note bears interest at the rate of 5% per annum paid annually.

On July 19, 2012, the Company entered into a promissory note for cash in the amount of $12,500 from an investor. The note bears interest at the rate of 5% per annum. The note was paid off as of August 2, 2012.

On July 20, 2012, the Company entered into a promissory note for cash in the amount of $12,500 from an investor. The note bears interest at the rate of 5% per annum. The note was paid off as of August 3, 2012.

On July 26, 2012, the Company issued 2,000,000 shares of common stock for 3,333,333 purchase warrants through a cashless exercise.

On July 31, 2012, the Company entered into a promissory note for cash in the amount of $50,000 from an investor, and granted 6,666,668 purchase warrants to purchase 6,666,668 shares of common stock at a price of $0.015 per share. The note bears interest at the rate of 5% per annum paid annually.

On August 1, 2012, the Company issued 166,666 shares of common stock at a price of $0.030 for services at a fair value of $5,000.

On August 1, 2012, the Company entered into a new facility lease with monthly rentals for $925 per month. The lease is for a one year term and commenced on September 1, 2012, which terminates on August 31, 2013.

On August 23, 2012, the Company’s Board of Directors authorized the issuance of 666,667 shares of common stock at a price of $0.015 for cash of $10,000, with warrants attached to purchase 1,333,334 shares of common at a price of $0.015.

On September 4, 2012, the Company entered into a short term promissory note for cash in the amount of $7,500 from the Chief Executive Officer of the Company for operating expenses. The note bears interest of 5% per annum.

On September 5, 2012, the Company issued 333,334 shares of common stock at a price per share of $0.015 for cash of $5,000.

On September 9, 2012, the Company’s Board of Directors authorized the sale of 284,571 shares of common stock at a price per share of $0.0175 for cash of $5,000.

On September 18, 2012, the Company’s Board of Directors authorized the sale of 1,000,000 shares of common stock to an investor for cash in the amount of $15,000 with common stock purchase warrants to purchase 2,000,000 shares of common stock at a price of $0.015 per share.