Form 10-Q
period 2012-09-30
Hypersolar, Inc.
filed 2012-11-09
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 000-54437

HYPERSOLAR, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4298300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

510 Castillo St. Suite 304 Santa Barbara, California 93103
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

Large accelerated filer []                                                                                                                 Accelerated Filer []
Non-accelerated filer [ ] (Do not check if a smaller reporting company)                                                                                                                                  Smaller reporting company[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes   No   ☒

There were 168,985,170 shares of the registrant's common stock, par value $0.001, issued and outstanding as of November  9, 2012.

HYPERSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

HYPERSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2012	June 30, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$7,511	$14,554
Prepaid expenses	15,585	11,795

TOTAL CURRENT ASSETS	23,096	26,349

PROPERTY & EQUIPMENT
Computers and peripherals	4,198	4,198
Less: accumulated depreciation	(3,724)	(3,374)

NET PROPERTY AND EQUIPMENT	474	824

OTHER ASSETS
Deposits	925	1,470
Domain, net of amortization $1,388 and $1,033, respectively	3,839	3,927
Patents	16,676	16,676

TOTAL OTHER ASSETS	21,440	22,073

TOTAL ASSETS	$45,010	$49,246

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$112,494	$72,092
Accrued expenses	57,460	34,530
Loan payable	7,500	-
Promissory notes, net of debt discount of $62,487 and $35,214, respectively	59,513	25,786

TOTAL CURRENT LIABILITIES	236,967	132,408

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value;
500,000,000 authorized common shares
168,585,170 and 163,328,376 shares issued and outstanding, respectively	168,586	163,328
Additional Paid in Capital	2,366,526	2,269,056
Deficit Accumulated during the Development Stage	(2,727,069)	(2,515,546)

TOTAL SHAREHOLDERS' DEFICIT	(191,957)	(83,162)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$45,010	$49,246

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

			From Inception on
			February 18, 2009
	For the Three Months Ended		through
	September 30, 2012	September 30, 2011	September 30, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	151,082	149,199	2,132,447
Research and development	47,993	33,576	544,589
Depreciation and amortization	438	438	5,200

TOTAL OPERATING EXPENSES	199,513	183,213	2,682,236

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(199,513)	(183,213)	(2,682,236)

OTHER INCOME/(EXPENSES)
Impairment of intangible asset	-	-	(14,727)
Forgiveness of debt	10,000	-	10,000
Penalties	-	-	(157)
Interest expense	(22,010)	-	(39,949)

TOTAL OTHER INCOME/(EXPENSES)	(12,010)	-	(44,833)

NET LOSS	$(211,523)	$(183,213)	$(2,727,069)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	166,164,770	134,896,880

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at June 30, 2012	-	$-	163,328,376	$163,328	$2,269,056	$(2,515,546)	$(83,162)

Issuance of common stock for cash at prices
ranging from $0.015 to $0.0175 per share (unaudited)	-	-	2,951,239	2,952	42,028	-	44,980

Issuance of common stock for services at fair value
price per share ranging from $0.03 and $0.036 (unaudited)	-	-	305,555	306	9,694	-	10,000

Issuance of common stock for cashless exercise of warrants at fair value
price per share at $0.015 (unaudited)	-	-	2,000,000	2,000	(2,000)	-	-

Debt discount on promissory notes (unaudited)	-	-	-	-	47,748	-	47,748

Net loss for the period ended September 30, 2012 (unaudited)	-	-	-	-	-	(211,523)	(211,523)

Balance at September 30, 2012 (uanudited)	-	$-	168,585,170	$168,586	$2,366,526	$(2,727,069)	$(191,957)

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

			From Inception on
			February 18, 2009
	For the Period Ended		through
	September 30, 2012	September 30, 2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(211,523)	$(183,213)	$(2,727,069)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization expense	438	438	5,200
Common stock issued for services	10,000	-	276,794
Common stock compensation	-	9,887	44,669
Impairment of intangible asset	-	-	14,727
Forgiveness of debt	(10,000)	-	(10,000)
Amortization of debt discount	20,475	-	34,033
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	(3,790)	14,256	(15,585)
Deposits	545	(1,470)	(925)
Increase (Decrease) in:
Accounts payable	50,402	(12,436)	131,494
Accrued expenses	22,930	-	57,460

NET CASH USED IN OPERATING ACTIVITIES	(120,523)	(172,538)	(2,189,202)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(4,198)
Purchase of intangible assets	-	-	(36,718)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(40,916)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	68,500	-	284,053
Payment of notes payable, related party	-	-	(154,553)
Proceeds from issuance of common stock	44,980	195,000	2,108,129

NET CASH PROVIDED BY FINANCING ACTIVITIES	113,480	195,000	2,237,629

NET INCREASE/(DECREASE) IN CASH	(7,043)	22,462	7,511

CASH, BEGINNING OF PERIOD	14,554	28,020	-

CASH, END OF PERIOD	$7,511	$50,482	$7,511

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$3,527
Taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the period ended September 30, 2012, the Company issued 2,000,000 shares of common stock for 3,333,334 purchase warrants through a cashless exercise.

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2012.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended September 30, 2012. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the period ended September 30, 2012, had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
SEPTEMBER 30, 2012

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2012, the amounts reported for cash, accrued interest and other expenses approximate the fair value because of their short maturities.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. A total of 69,838,762 shares for purchase warrants were not used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended September 30, 2012, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently issued pronouncements
Management reviewed accounting pronouncements issued during the period ended September 30, 2012, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the period ended September 30, 2012, the Company issued 2,666,668 shares of common stock at a price of $0.015 per share for cash of $40,000, with warrants attached to purchase 4,666,668 shares of common stock; issued 284,571 shares of common stock at a price of $0.0175 per share; issued 305,555 shares of common stock for services at fair value of $10,000. Also, the Company issued 2,000,000 shares of common stock through a cashless exercise of 3,333,333 purchase warrants.

4.      STOCK OPTIONS AND WARRANTS

During the period ended June 30, 2012, the Board of Directors of the Company granted non-qualified stock options for 250,000 shares of common stock to a contractor. Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options are fully vested and are exercisable for a period of five years from the date of grant at an exercise price $0.05 per share.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

4.      STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

9/30/2012
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	250,000	$0.05
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	250,000	$0.05
Exercisable at the end of period	250,000	$0.05
Weighted average fair value of
options granted during the period		$-

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. We account for forfeitures as they occur. No stock-based compensation expense was recognized in the financial statements of operations during the period ended September 30, 2012.

Warrants

During the period ended September 30, 2012, the Company granted 4,666,668 purchase warrants associated with the purchase of  2,333,334 shares of common stock with an exercise price $0.015 per share. Also, the Company issued 8,133,336 warrants as collateral associated with promissory notes in the amount of $61,000. As of September 30, 2012, the Company had 69,838,762 warrants outstanding to purchase 69,838,762 shares of common stock.

5.   RENTAL LEASE

On August 1, 2012, the Company entered into a new facility lease with monthly rentals for $925 per month. The lease is for a one year term and commenced on September 1, 2012, which terminates on August 31, 2013.

6.   PROMISSORY NOTES

During the period ended September 30, 2012, the Company entered into two additional promissory notes in the amount of $61,000 with warrants attached to purchase 8,133,336 shares of common stock at a price of $0.015 per share. The balance of the notes as of September 30, 2012 was $122,000. The notes bear interest of 5% per annum over a one year period. The notes mature within one year from their commitment dates.

The Company accounted for the warrants by establishing an effective interest rate and recognizing a debt discount. The debt discount of $96,520 was recognized in the financials for the period and will be amortized over the life of the debt. The amortization expense recognized in the financials as interest expense was $20,475 for the period ended September 30, 2012.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

7.   LOAN PAYABLE

During the period ended September 30, 2012, the Chief Executive Officer loaned the Company $7,500   for operating expenses. The loan bears interest of 5% per annum.

8.   SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported the following subsequent event;

On October 1, 2012, the Company issued 400,000 shares of common stock at fair value of $8,000 for marketing services.

On October 3, 2012, the Company received funds on a securities purchase agreement entered into on September 19, 2012 for the sale of 8% convertible promissory note in the aggregate principal amount of $42,500. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note matures on June 21, 2013.

On October 19, 2012, the Company received in consideration upon execution of two (2) notes for the sum of $25,000 on two (2) securities purchase agreements entered into for the sale of 10% convertible promissory notes in the aggregate principal amount of $150,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The notes mature one (1) year from the effective date of each payment.

On October 29, 2012, the Company received in consideration upon execution of a note for the sum of $40,000 on a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The note matures one (1) year from the effective date of each payment.

ITEM 2. Management’s Discussion and Analysis and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements that are not of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology. Forward-looking statements in this Report may also include references to anticipated sales volume and product margins, other business development activities, anticipated financial performance, business prospects and similar matters. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed with the United States Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements.

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

Hydrogen production is a large and growing industry Market size of global hydrogen production was estimated to be 53 million metric tons in 2010, of which 12% was shared by merchant hydrogen and rest with captive production (Markets and Markets Research; Hydrogen Generation Market).  With decreasing sulfur level in petroleum products, lowering crude oil quality and rising demand of hydrogen operated fuel cell applications, global hydrogen production volume is forecasted to grow by compound annual growth rate of 5.6% from 2011 to 2016. The hydrogen production market in terms of value was estimated to be approximately $82 billion in 2011.  (Markets and Markets Research; Hydrogen Generation Market)

Critical Accounting Policies

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2012, and no pronouncements were adopted during the period.

Liquidity and Capital Resources

As of September 30, 2012, we had a working capital deficit of $(213,871) as compared to $(106,059) as of June 30, 2012. This increase of $(107,812) was due primarily to an increase in prepaid expenses, accounts payable,  accrued expense and promissory notes for the current period.

Cash flow used in operating activities was $(120,523) for the period ended September 30, 2012 and $(172,538) for the prior period September 30, 2011. The decrease in cash used by operating activities was primarily due to a decrease in deposits and an increase in prepaid expenses, accounts payable, and accrued expenses. The Company is in its development stage and has had no revenues.

Cash used in investing activities for the periods ended September 30, 2012 and 2011, was $0, respectively.  There were no purchases made during the respective periods for tangible or intangible assets.

Cash provided by financing activities during the period ended September 30, 2012 was $113,480 and $195,000 for the prior period ending September 30, 2011. The decrease of $(81,520) in financing activities was due to decrease in equity financing and an increase in promissory notes from investors during the current period.

Our financial statements as of September 30, 2012 have been prepared under the assumption that we will continue as a going concern from inception (February 18, 2009) through September 30, 2012. Our independent registered public accounting firm have issued their report dated September 28, 2012 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Operating Expenses

Operating expenses for the period ended September 30, 2012 were $199,513 and $183,213 for the prior period ended September 30, 2011. The net change of $16,300 in operating expenses consisted primarily of an overall increase in research and development cost.

Net Loss

For the period ended September 30, 2012, our net loss was $(211,523) and $(183,213) for the prior period September 30, 2011. The increase in net loss was related primarily to operating expenses for research and development, and other expenses for non-cash amortization of debt discount. We recently began operating our business, and no revenues were generated to cover our operating costs, since we are in the development stage of our Company.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

N/A

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

None.

ITEM 1A. Risk factors

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on September 28, 2012.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, the Company issued 2,951,239 shares of common stock, with 4,66,668 common stock purchase warrants at prices ranging from $0.015 to $0.0175 per share for cash of $44,980, and entered into promissory notes in the amount of $61,000, with common stock purchase warrants of 8,1333,336. The proceeds were used for operating expenses.

Also, during the three months ended September 30, 2012, the Company issued 2,000,000 shares of common stock through a cashless exercise for 3,333,333 purchase warrants, and 305,555 shares of common stock for marketing services at fair value of $10,000.

The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4 (2) of the Securities Act of 1933, as amended, in connection with the sale of the above securities.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Mine Safety Disclosures

Not Applicable.

ITEM 5.   Other Information

On September 19, 2012, the Company entered into a Securities Purchase Agreement for the sale of an 8% convertible note in the aggregate principal amount of $42,500, which was funded on October 3, 2012. The Note is convertible into shares of common stock of the Company at a price which shall be equal to 58% multiplied by the Market Price of the Company’s common stock representing a discount of 42%. Market Price is defined as the average of the lowest three trading prices during the 10 trading day period prior to the conversion date.  The Note matures on June 21, 2013.

ITEM 6.   Exhibits

Exhibit No.	Description

10.1*	Securities Purchase Agreement between Hypersolar, Inc. and Asher Enterprises, Inc. dated as of September 19, 2012

10.2*	Form of Note issued pursuant to Securities Purchase Agreement between Hypersolar, Inc. and Asher Enterprises, Inc. dated as of September 19, 2012

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

HYPERSOLAR, INC.

November 9, 2012	By:	/s/ Timothy Young

Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)