Form 10-Q
period 2012-12-31
Hypersolar, Inc.
filed 2013-02-14
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

There were 168,585,170 shares of the registrant's common stock, par value $0.001, issued and outstanding as of February 14, 2013.

HYPERSOLAR, INC.

PART I.  Financial Information

PART II.  Other Information

 PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

HYPERSOLAR, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2012	June 30, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$21,747	$14,554
Prepaid expenses and other current assets	13,252	11,795

TOTAL CURRENT ASSETS	34,999	26,349

PROPERTY & EQUIPMENT
Computers and peripherals	4,198	4,198
Less: accumulated depreciation	(4,074)	(3,374)

NET PROPERTY AND EQUIPMENT	124	824

OTHER ASSETS
Deposits	925	1,470
Domain, net of amortization $1,565 and $1,388, respectively	3,750	3,927
Patents	16,676	16,676

TOTAL OTHER ASSETS	21,351	22,073

TOTAL ASSETS	$56,474	$49,246

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$105,316	$72,092
Accrued expenses	116,921	34,530
Derivative liability	369,083	-
Convertible promissory notes, net of debt discount of $172,306	102,194	-
Promissory notes, net of debt discount of $35,214	-	25,786

TOTAL CURRENT LIABILITIES	693,514	132,408

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value;
500,000,000 authorized common shares
168,585,170 and 163,328,376 shares issued and outstanding, respectively	168,586	163,328
Additional Paid in Capital	2,304,039	2,269,056
Deficit Accumulated during the Development Stage	(3,109,665)	(2,515,546)

TOTAL SHAREHOLDERS' DEFICIT	(637,040)	(83,162)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$56,474	$49,246

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					From Inception on
					February 18, 2009
	For the Three Months Ended		For the Six Months Ended		through
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	119,013	163,578	270,095	312,777	2,251,460
Research and development	61,352	34,020	109,345	67,596	605,941
Depreciation and amortization	438	438	877	877	5,639

TOTAL OPERATING EXPENSES	180,803	198,036	380,317	381,250	2,863,040

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(180,803)	(198,036)	(380,317)	(381,250)	(2,863,040)

OTHER INCOME/(EXPENSES)
Impairment of intangible asset	-	-	-	-	(14,727)
Gain on forgiveness of debt	-	-	10,000	-	10,000
Loss on change in derivative	(94,583)	-	(94,583)	-	(94,583)
Penalties	-	(92)	-	(92)	(157)
Interest expense	(107,209)	-	(129,219)	-	(147,158)

TOTAL OTHER INCOME/(EXPENSES)	(201,792)	(92)	(213,802)	(92)	(246,625)

NET LOSS	$(382,595)	$(198,128)	$(594,119)	$(381,342)	$(3,109,665)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	168,585,170	140,191,065	167,374,970	137,545,668

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS' DEFICIT

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at June 30, 2012	-	$-	163,328,376	$163,328	$2,269,056	$(2,515,546)	$(83,162)

Issuance of common stock for cash at prices
ranging from $0.015 to $0.0175 per share (unaudited)	-	-	2,951,239	2,952	42,028	-	44,980

Issuance of common stock for services at fair value
price per share ranging from $0.03 and $0.036 (unaudited)	-	-	305,555	306	9,694	-	10,000

Issuance of common stock for cashless exercise of warrants at fair value
price per share at $0.015 (unaudited)	-	-	2,000,000	2,000	(2,000)	-	-

Debt discount on promissory notes (unaudited)	-	-	-	-	(14,739)	-	(14,739)

Net loss for the period ended December 31, 2012 (unaudited)	-	-	-	-	-	(594,119)	(594,119)

Balance at December 31, 2012 (unaudited)	-	$-	168,585,170	$168,586	$2,304,039	$(3,109,665)	$(637,040)

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From Inception on
			February 18, 2009
	For the Period Ended		through
	December 31, 2012	December 31, 2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(594,119)	$(381,342)	$(3,109,665)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization expense	877	877	5,639
Common stock issued for services	10,000	-	276,794
Common stock compensation	-	11,535	44,669
Impairment of intangible asset	-	-	14,727
Forgiveness of debt	(10,000)	-	(10,000)
Loss on change in derivative	94,583	-	94,583
Amortization of debt discount recorded as interest expense	122,669	-	136,227
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses and other current assets	(1,457)	21,980	(13,252)
Deposits	545	(1,470)	(925)
Increase (Decrease) in:
Accounts payable	43,224	(14,691)	124,316
Accrued expenses	82,391	14,368	116,921

NET CASH USED IN OPERATING ACTIVITIES	(251,287)	(348,743)	(2,319,966)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(4,198)
Purchase of intangible assets	-	-	(36,718)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(40,916)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	68,500	-	284,053
Promissory notes exchanged	(122,000)	-	(122,000)
Proceeds from convertible notes payable	274,500	-	274,500
Payment of notes payable, related party	(7,500)	-	(162,053)
Proceeds from issuance of common stock	44,980	340,000	2,108,129

NET CASH PROVIDED BY FINANCING ACTIVITIES	258,480	340,000	2,382,629

NET INCREASE/(DECREASE) IN CASH	7,193	(8,743)	21,747

CASH, BEGINNING OF PERIOD	14,554	28,020	-

CASH, END OF PERIOD	$21,747	$19,277	$21,747

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$68	$-	$3,595
Taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the period ended December 31, 2012, the Company issued 2,000,000 shares of common stock for 3,333,334 purchase warrants through a cashless exercise.

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2012.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended December 31, 2012. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the six months ended December 31, 2012, and had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
DECEMBER 31, 2012

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

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2012, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2012:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative Liability	$369,083	$-	$-	$369,083
Convertible Debenture, net of discount	102,194	-	-	102,194
Total liabilities measured at fair value	$471,277	$-	$-	$471,277

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. A total of 69,838,762 shares for purchase warrants were not used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended December 31, 2012, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently adopted pronouncements
Management reviewed accounting pronouncements issued during the three months ended December 31, 2012, and adopted the following:

The Company adopted ASC 815 "Accounting for Derivative Instruments and Hedging Activities". This pronouncement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. Derivative instruments that meet the definition of assets and liabilities should be reported in the financial statements at fair value, and any gain or loss should be recognized in current earnings.  The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

3.	CAPITAL STOCK

At December 31, 2012, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with a par value of $0.001.  The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the six months ended December 31, 2012, the Company issued 2,666,668 shares of common stock at a price of $0.015 per share for cash of $40,000, with warrants attached to purchase 4,666,668 shares of common stock; issued 284,571 shares of common stock at a price of $0.0175 per share for cash of $4,980; issued 305,555 shares of common stock for services at fair value of $10,000. Also, the Company issued 2,000,000 shares of common stock through a cashless exercise of 3,333,333 purchase warrants.

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
DECEMBER 31, 2012

4.      STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

12/31/2012
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	250,000	$0.05
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	250,000	$0.05
Exercisable at the end of period	250,000	$0.05
Weighted average fair value of
options granted during the period		$-

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. We account for forfeitures as they occur. No stock-based compensation expense was recognized in the financial statements of operations during the six months ended December 31, 2012.

Warrants

During the six months ended December 31, 2012, the Company granted 4,666,668 purchase warrants associated with the purchase of  2,333,334 shares of common stock with an exercise price $0.015 per share. Also, the Company issued 8,133,336 warrants as collateral associated with promissory notes in the amount of $61,000. As of December 31, 2012, the Company had 69,838,762 warrants outstanding to purchase 69,838,762 shares of common stock.

5.   RENTAL LEASE

On August 1, 2012, the Company entered into a new facility lease with monthly rentals for $925 per month. The lease is for a one year term and commenced on September 1, 2012, which terminates on August 31, 2013.

6.   PROMISSORY NOTES

During the six months ended December 31, 2012, the Company entered into two additional promissory notes in the amount of $61,000 with warrants attached to purchase 8,133,336 shares of common stock at a price of $0.015 per share. The notes bore interest of 5% per annum over a one year period. The notes matured within one year from their commitment dates. The aggregate balance of the notes in the amount of $122,000, were exchanged on December 26, 2012 for convertible promissory notes.

The Company accounted for the warrants by establishing an effective interest rate and recognizing a debt discount. The debt discount of $96,520 that was recognized in the financials was adjusted by $62,487 during the period due to the exchange of the notes on December 26, 2012. The amortization expense recognized in the financials as interest expense was $20,475 for the six months ended December 31, 2012.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

7.   LOAN PAYABLE

During the period ended December 31, 2012, the Chief Executive Officer loaned the Company $7,500   for operating expenses. The loan bears interest of 5% per annum. The loan plus interest was paid off during the period for a total of $7,568.

8.   CONVERTIBLE PROMISSORY NOTES

On October 3, 2012, and December 18, 2012, the Company received funds on two securities purchase agreements entered into on September 19, 2012 and December 13, 2012 for the sale of 8% convertible promissory notes in the aggregate principal amount of $75,000. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The notes mature on June 21, 2013 and September 17, 2013.

On October 19, 2012, the Company received in consideration upon execution of two (2) notes for the aggregate sum of $25,000 on two (2) securities purchase agreements entered into for the sale of 10% convertible promissory notes in the aggregate principal amount of $150,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The notes mature one (1) year from the effective date of each payment.

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

On December 7, 2012, the Company received in consideration upon execution of a note for the sum of $12,500 on a securities purchase agreements entered into for the sale of 10% convertible promissory notes in the aggregate principal amount of $75,500. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The notes mature one (1) year from the effective date of each payment.

On December 26, 2012, the Company exchanged demand promissory notes in the amount of $122,000 to convertible promissory notes. The securities purchase agreements entered into for the sale of 10% convertible promissory notes in the aggregate principal amount of $122,000, are convertible into shares of common stock of the Company at a price equal to (a) the lesser of $0.011 per share (b) 50% of the lowest trade price of common stock recorded on any trade day after the effective dates (c) the lowest effective price per share granted to any person or entity after the effective date. The notes mature one (1) year from the effective date of each note.

ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed.  For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $474,648 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount of $274,500  representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debt, which resulted in the recognition of $102,193 in interest expense for the six months ended December 31, 2012, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

8.   CONVERTIBLE PROMISSORY NOTES

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.01 - $0.02
Conversion price for the debt	$0.005 - $0.0116
Dividend yield	0.00%
Years to Maturity	1
Risk free rate	.09% - .18%
Expected volatility	124.97% - 283.73%

The value of the derivative liability at December 31, 2012 was $369,083.

9.   SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and there are no subsequent events to be reported.

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

Hydrogen is the lightest and abundant chemical element, constituting roughly 75% of the universe's chemical elemental mass (Palmer, D. (13 September 1997). "Hydrogen in the Universe".NASA). However, naturally occurring elemental hydrogen is relatively rare on earth and hydrogen gas is most often produced using fossil fuels. Industrial production is mainly from the steam reforming of natural gas and is usually employed near its production site, with the two largest uses being crude oil processing (hydrocracking) and ammonia production, mostly for the fertilizer market.  We are developing what we believe is a cleaner and greener way to produce this high value product.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense, Black Scholes valuation model inputs, and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

The Company's cash, accounts payable, accrued interest, and note payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements, and the following pronouncement was adopted during the period.

The Company adopted ASC 815 "Accounting for Derivative Instruments and Hedging Activities". This pronouncement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. Derivative instruments that meet the definition of assets and liabilities should be reported in the financial statements at fair value, and any gain or loss should be recognized in current earnings.  The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

Liquidity and Capital Resources

As of December 31, 2012, we had a working capital deficit of $(657,538) as compared to $(106,059) as of June 30, 2012. This increase of $(551,479) was due primarily to an increase in prepaid expenses, accounts payable, accrued expense, derivative and convertible promissory notes for the current period.

Cash flow used in operating activities was $(251,287) for the six months ended December 31, 2012 and $(348,743) for the prior period ended December 31, 2011. The decrease in cash used by operating activities was primarily due to a decrease in deposits and an increase in prepaid expenses, accounts payable, and accrued expenses. Also, the increase in net loss was due to the increase in non-cash amortization of discount and change in derivative.The Company is in its development stage and has had no revenues.

Cash used in investing activities for the six months ended December 31, 2012 and 2011, was $0, respectively.  There were no purchases made during the respective periods for tangible or intangible assets.

Cash provided by financing activities during the six months ended December 31, 2012 was $258,480 and $340,000 for the prior period ending December 31, 2011. The decrease of $(81,520) in financing activities was due to decrease in equity financing and an increase in convertible promissory notes from investors during the current period.

Our financial statements as of December 31, 2012 have been prepared under the assumption that we will continue as a going concern from inception (February 18, 2009) through December 31, 2012. Our independent registered public accounting firm has issued their report dated September 28, 2012, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our current cash balance as of February 12, 2013 will fund our operations for the next thirty days as we continue working to develop a prototype of our technology.  As a result of our inability to raise sufficient financing in the second fiscal quarter, the CEO and certain vendors have not been fully compensated for their services.  We are seeking further financing through the sales of additional equity securities.  The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. If we are unable to obtain additional financing, we may be forced to curtail our operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to further research, develop, and protect our technology.

In May of 2012, we completed a lab scale prototype of our technology that can be seen on our website at www.hyper solar.com This prototype demonstrates hydrogen production from small scale solar devices coated with our unique, low-cost polymer coating , and submerged in waste water from a pulp and paper mill.  This prototype will be used for demonstration purposes only and is not meant for commercial deployment.  We are currently underway in the development of a larger field-scale demonstration prototype. We do not expect to purchase any significant plant and equipment for completing the prototype.

In addition to working on a field-scale prototype, we intend to explore other utilizations of our most recently file patent.  This invention is related to coatings, processes, and systems for stable operation of electrical, electrochemical, photoelectrochemical and photosynthetic devices with increased efficiency, unprecedented long term operational stability, and low cost. The present invention provides a stable functional coating material which when disposed on an electroactive device stabilizes it from electrical/chemical/electrochemical/photo degradation providing exceptional operational performance. We are exploring several possible systems that could benefit including “stabilization of a solar battery” and “enhancement and possible replacement for platinum in a fuel cell.”  We will be working with our research partner, University of California Santa Barbara, to further explore the potentially valuable opportunities from this invention.

Operating Expenses

Operating expenses for the six months ended December 31, 2012 were $379,340 and $381,250 for the prior period December 31, 2011. The net change in operating expenses consisted primarily of a net decrease in general and administrative expenses with an increase in research and development.

Net Loss

For the six months ended December 31, 2012, our net loss was $(593,142) and $(381,342) for the prior period December 31, 2011. The change in net loss was related primarily to a reduction in operating expenses of $1,910, an increase in other income and expenses of $(213,710), which consisted of interest expense  and penalties of $(6,459), non-cash expense of a loss on change in derivative of $(94,583), amortization of debt discount of $(122,668), and forgiveness of debt for $10,000. We recently began operating our business, and no revenues were generated to cover our operating costs, since we are in the development stage of our Company.

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

On October 3, 2012, and December 18, 2012, the Company received funds on two securities purchase agreements entered into on September 19, 2012 and December 13, 2012 for the sale of 8% convertible promissory notes in the aggregate principal amount of $75,000. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The notes mature on June 21, 2013 and September 17, 2013.

On October 19, 2012, the Company received in consideration upon execution of two (2) notes for the aggregate sum of $25,000 on two (2) securities purchase agreements entered into for the sale of 10% convertible promissory notes in the aggregate principal amount of $150,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The notes mature one (1) year from the effective date of each payment.

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

On December 7, 2012, the Company received in consideration upon execution of a note for the sum of $12,500 on a securities purchase agreements entered into for the sale of 10% convertible promissory notes in the aggregate principal amount of $75,500. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The notes mature one (1) year from the effective date of each payment.

The Company relied on an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended in connection with the sale and issuances of its shares of common stock described above.

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

HYPERSOLAR, INC.

February 14, 2013	By:	/s/ Timothy Young
Timothy Young
Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)