Form 10-Q
period 2013-03-31
Hypersolar, Inc.
filed 2013-05-15
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 000-54437

HYPERSOLAR, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4298300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

510 Castillo St., Suite 304 Santa Barbara, California 93101
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (805) 966-6566

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐ .

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

There were 168,585,170 shares of the registrant's common stock, par value $0.001, issued and outstanding as of May 14, 2013.

HYPERSOLAR, INC.
INDEX

Index

HYPERSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

PART I.  Financial Information

	March 31, 2013	June 30, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$15,260	$14,554
Prepaid expenses and other current assets	6,134	11,795

TOTAL CURRENT ASSETS	21,394	26,349

PROPERTY & EQUIPMENT
Computers and peripherals	4,198	4,198
Less: accumulated depreciation	(4,074)	(3,374)

NET PROPERTY AND EQUIPMENT	124	824

OTHER ASSETS
Deposits	925	1,470
Domain, net of amortization $1,653 and $1,388, respectively	3,662	3,927
Patents	16,676	16,676

TOTAL OTHER ASSETS	21,263	22,073

TOTAL ASSETS	$42,781	$49,246

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$175,972	$72,092
Accrued expenses	138,740	34,530
Derivative liability	380,360	-
Convertible promissory notes, net of debt discount of $146,334	148,166	-
Promissory notes, net of debt discount of $35,214	-	25,786

TOTAL CURRENT LIABILITIES	843,238	132,408

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value;
500,000,000 authorized common shares
168,585,170 and 163,328,376 shares issued and outstanding, respectively	168,586	163,328
Additional Paid in Capital	2,304,039	2,269,056
Deficit Accumulated during the Development Stage	(3,273,082)	(2,515,546)

TOTAL SHAREHOLDERS' DEFICIT	(800,457)	(83,162)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$42,781	$49,246

The accompanying notes are an integral part of these financial statements

Index

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

					From Inception on
					February 18, 2009
	For the Three Months Ended		For the Nine Months Ended		through
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	119,391	133,462	389,486	446,239	2,370,851
Research and development	-	20,788	109,345	88,384	605,941
Depreciation and amortization	88	438	965	1,315	5,727

TOTAL OPERATING EXPENSES	119,479	154,688	499,796	535,938	2,982,519

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(119,479)	(154,688)	(499,796)	(535,938)	(2,982,519)

OTHER INCOME/(EXPENSES)
Impairment of intangible asset	-	-	-	-	(14,727)
Gain on forgiveness of debt	-	-	10,000	-	10,000
Gain/(Loss) on change in derivative liability	8,723	-	(85,860)	-	(85,860)
Penalties	-	-	-	(92)	(157)
Interest expense	(52,661)	(4,323)	(181,880)	(4,323)	(199,819)

TOTAL OTHER INCOME/(EXPENSES)	(43,938)	(4,323)	(257,740)	(4,415)	(290,563)

NET LOSS	$(163,417)	$(159,011)	$(757,536)	$(540,353)	$(3,273,082)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	168,585,170	146,629,362	167,772,481	143,573,372

The accompanying notes are an integral part of these financial statements

Index

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
(Unaudited)

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at June 30, 2012 (Audited)	-	$-	163,328,376	$163,328	$2,269,056	$(2,515,546)	$(83,162)

Issuance of common stock for cash at prices
ranging from $0.015 to $0.0175 per share	-	-	2,951,239	2,952	42,028	-	44,980

Issuance of common stock for services at fair value
price per share ranging from $0.03 and $0.036	-	-	305,555	306	9,694	-	10,000

Issuance of common stock for cashless exercise of warrants at fair value
price per share at $0.015	-	-	2,000,000	2,000	(2,000)	-	-

Debt discount on promissory notes	-	-	-	-	(14,739)	-	(14,739)

Net loss for the nine months ended March 31, 2013	-	-	-	-	-	(757,536)	(757,536)

Balance at March 31, 2013	-	$-	168,585,170	$168,586	$2,304,039	$(3,273,082)	$(800,457)

The accompanying notes are an integral part of these financial statements

Index

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			From Inception on
			February 18, 2009
	Nine Months Ended		through
	March 31, 2013	March 31, 2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(757,536)	$(540,353)	$(3,273,082)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization expense	965	1,315	5,727
Common stock issued for services	10,000	15,214	276,794
Common stock compensation	-	11,535	44,669
Impairment of intangible asset	-	-	14,727
Forgiveness of debt	(10,000)	-	(10,000)
Loss on change in derivative liability	85,860	-	85,860
Amortization of debt discount recorded as interest expense	168,641	4,198	182,199
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses and other current assets	5,661	20,406	(6,134)
Deposits	545	(1,470)	(925)
Increase (Decrease) in:
Accounts payable	113,880	(8,167)	194,972
Accrued expenses	104,210	19,634	138,740

NET CASH USED IN OPERATING ACTIVITIES	(277,774)	(477,688)	(2,346,453)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(4,198)
Purchase of intangible assets	-	-	(36,718)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(40,916)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	68,500	42,000	284,053
Proceeds from convertible notes payable	172,500	-	172,500
Payment of notes payable, related party	(7,500)	-	(162,053)
Proceeds from issuance of common stock	44,980	445,000	2,108,129

NET CASH PROVIDED BY FINANCING ACTIVITIES	278,480	487,000	2,402,629

NET INCREASE/(DECREASE) IN CASH	706	9,312	15,260

CASH, BEGINNING OF PERIOD	14,554	28,020	-

CASH, END OF PERIOD	$15,260	$37,332	$15,260

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$3,595
Taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS

During the nine months ended On March 31, 2013, the Company issued 2,000,000 shares of common stock for 3,333,334 purchase warrants througha cashless exercise. During the nine months ended March 31, 2012, the Company issued 1,333,334 shares of common stock for purchase warrants of 2,285,716 through a cashless exercise. Also, the Comapany issued 300,000 shares of common stock for an accounts payable of $9,000.

The accompanying notes are an integral part of these financial statements

Index

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

1.     Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2012.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended March 31, 2013. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the six months ended March 31, 2013, and had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2013, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative Liability	$380,360	$-	$-	$380,360
Convertible Debenture, net of discount	148,166	-	-	148,166
Total liabilities measured at fair value	$528,526	$-	$-	$528,526

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. A total of 69,838,762 shares for purchase warrants were not used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended March 31, 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently adopted pronouncements
Management reviewed accounting pronouncements issued during the three months ended March 31, 2013, and no pronouncements were adopted.

Index

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
3.	CAPITAL STOCK

At March 31, 2013, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with a par value of $0.001.  The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the nine months ended March 31,2013, the Company issued 2,666,668 shares of common stock at a price of $0.015 per share for cash of $40,000, with warrants attached to purchase 4,666,668 shares of common stock; issued 284,571 shares of common stock at a price of $0.0175 per share for cash of $4,980; issued 305,555 shares of common stock for services at fair value of $10,000. Also, the Company issued 2,000,000 shares of common stock through a cashless exercise of 3,333,333 purchase warrants.

4.     STOCK OPTIONS AND WARRANTS

During the nine months ended March 31, 2013, the Board of Directors of the Company granted no stock options for the period. In recognizing the share based compensation, each option is exercisable to the nearest whole share, in installments or otherwise, as the respective agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options vest and are exercisable for a period of five years from the date of grant.

A summary of the Company’s stock option activity and related information follows:

3/31/2013
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	250,000	$0.05
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	250,000	$0.05
Exercisable at the end of period	250,000	$0.05
Weighted average fair value of
options granted during the period		$-

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. We account for forfeitures as they occur. No stock-based compensation expense was recognized in the financial statements of operations during the nine months ended March 31, 2013.

Warrants

During the nine months ended March 31, 2013, the Company granted 4,666,668 purchase warrants associated with the purchase of  2,333,334 shares of common stock with an exercise price $0.015 per share. Also, the Company issued 8,133,336 warrants as collateral associated with promissory notes in the amount of $61,000. As of March 31, 2013, the Company had 69,838,762 warrants outstanding to purchase 69,838,762 shares of common stock.

5.   RENTAL LEASE

On August 1, 2012, the Company entered into a new facility lease with monthly rentals for $925 per month. The lease is for a one year term and commenced on September 1, 2012, which terminates on August 31, 2013.

Index

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

6.   PROMISSORY NOTES

During the nine months ended March 31, 2013, the Company entered into two additional promissory notes in the amount of $61,000 with warrants attached to purchase 8,133,336 shares of common stock at a price of $0.015 per share. The notes bore interest of 5% per annum over a one year period. The notes matured within one year from their commitment dates. The aggregate balance of the notes in the amount of $122,000, were exchanged on December 26, 2012 for convertible promissory notes.

The Company accounted for the warrants by establishing an effective interest rate and recognizing a debt discount. The debt discount of $96,520 that was recognized in the financials was adjusted by $62,487 during the period due to the exchange of the notes on December 26, 2012. The amortization expense recognized in the financials as interest expense was $20,475 for the nine months ended March 31, 2012.

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

On October 19, 2012, the Company received an initial advance of $25,000 in consideration for issuance of two (2) notes in the principal amount of $25,000 on two (2) securities purchase agreements entered into for the sale of 10% convertible promissory notes in the principal amount of $150,000.  During the period ended March 31, 2013, an additional $20,000 was advanced to the Company on the two (2) notes, which has a principal amount of $45,000 as of March 31, 2013. The notes for the principal amount of  $25,000 are convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trade price of the previous 25 trading days. The notes for the principal amount of $20,000 received during the period are convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0035 or 50% of the lowest trade price recorded on any trade day after the effective date. The notes mature one (1) year from the effective date of each advance.

On October 29, 2012, the Company received an initial advance of $40,000 in consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The note matures one (1) year from the effective date of each advance.

On December 7, 2012, the Company received an initial advance of $12,500 in consideration for issuance of a securities purchase agreements entered into for the sale of 10% convertible promissory notes in the aggregate principal amount of $75,500. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The notes mature one (1) year from the effective date of each advance.

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

Index

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

8.   CONVERTIBLE PROMISSORY NOTES (Continued)

ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed.  For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $515,871 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount of $294,500  representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debt, which resulted in the recognition of $148,166  in interest expense for the nine months ended March 31, 2013, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.

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

The value of the derivative liability at March 31, 2012 was $380,360.

9.   SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and reported the following:

On April 2, 2013, the Company received an advance on a 10% convertible promissory note in the amount of $25,000. The principal advance to-date on the note as of April 2, 2013 was $65,000.

Index

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

Index

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

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements, and the following pronouncement was adopted during the nine months ended March 31, 2013.

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

Index

Liquidity and Capital Resources

As of March 31, 2013, we had a working capital deficit of $(821,844) as compared to $(106,059) as of June 30, 2012. This increase of $(715,785) was due primarily to a decrease in prepaid expenses, with an increase in accounts payable, accrued expense, derivative liability and convertible promissory notes for the current period.

Cash flow used in operating activities was $(277,774) for the nine months ended March 31, 2013 and $(477,688) for the prior period ended March 31, 2012. The decrease in cash used by operating activities was primarily due to an increase in deposits, prepaid expenses, accounts payable, and accrued expenses. Also, the overall increase in net loss was due to the increase in non-cash amortization of discount and change in derivative liability. The Company is in its development stage and has had no revenues.

Cash used in investing activities for the nine months ended March 31, 2013 and 2012, was $0, respectively.  There were no purchases made during the respective periods for tangible or intangible assets.

Cash provided by financing activities during the nine months ended March 31, 2013 was $278,480 and $487,000 for the prior period ending March 31, 2012. The decrease of $(208,520) in financing activities was due to a decrease in equity financing and an increase in convertible promissory notes from investors during the current period.

Our financial statements as of March 31, 2013 have been prepared under the assumption that we will continue as a going concern from inception (February 18, 2009) through Mach 31, 2013. Our independent registered public accounting firm has issued their report dated September 28, 2012, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our current cash balance as of May 14, 2013 will fund our operations for the next thirty days as we continue working to develop a prototype of our technology.  As a result of our inability to raise sufficient financing in the third fiscal quarter, the CEO and certain vendors have not been fully compensated for their services.  We are seeking further financing through the sales of additional equity securities.  The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. If we are unable to obtain additional financing, we may be forced to curtail our operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to further research, develop, and protect our technology.

In May of 2012, we completed a lab scale prototype of our technology that can be seen on our website at www.hypersolar.com This prototype demonstrates hydrogen production from small scale solar devices coated with our unique, low-cost polymer coating, and submerged in waste water from a pulp and paper mill.  This prototype will be used for demonstration purposes only and is not meant for commercial deployment.  We are currently underway in the development of a larger field-scale demonstration prototype. We do not expect to purchase any significant plant and equipment for completing the prototype.

In addition to working on a field-scale prototype, we intend to explore other utilizations of our most recently filed patent.  This invention is related to coatings, processes, and systems for stable operation of electrical, electrochemical, photoelectrochemical and photosynthetic devices with increased efficiency, unprecedented long term operational stability, and low cost. The present invention provides a stable functional coating material which when disposed on an electroactive device stabilizes it from electrical/chemical/electrochemical/photo degradation providing exceptional operational performance. We are exploring several possible systems that could benefit including “stabilization of a solar battery” and “enhancement and possible replacement for platinum in a fuel cell.”  We will be working with our research partner, University of California Santa Barbara, to further explore the potentially valuable opportunities from this invention.

Index

In March of 2013, we announced plans to build a renewable hydrogen generator named the H2Generator.  We are still in development of this system that uses semiconductor devices immersed in water to split water to form hydrogen without the aid of an external solar panel and electrolyzer.  We are currently working on a one square meter demonstration unit of this system.

Operating Expenses

Operating expenses for the nine months ended March 31, 2013 were $499,796 and $535,938 for the prior period March 31, 2012. The net change in operating expenses consisted primarily of a net decrease in investor relations expense of $(35,865), miscellaneous G&A expenses of (9,703), non-cash stock compensation of $(11,535), and an increase in research and development of $20,961.

Net Loss

For the nine months ended March 31, 2013, our net loss was $(757,536) and $(540,353) for the prior period March 31, 2013. The change in net loss was related primarily to a reduction in operating expenses of $36,142, an increase in other income and expenses of $(253,325), which consisted of interest expense and penalties of $(13,022), non-cash expense of a loss on change in derivative of $(85,860), amortization of debt discount of $(168,641), and an increase on gain for forgiveness of debt of $10,000. We recently began operating our business, and no revenues were generated to cover our operating costs, since we are in the development stage of our Company.

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

Index

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk factors

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on September 28, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31 2013, the Company received $20,000 additional advances on two (2) securities purchase agreements entered into for the sale of 10% convertible promissory notes in the principal amount of $150,000 to purchase common stock of the Company.

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

Index

HYPERSOLAR, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERSOLAR, INC.

May 15, 2013	By:	/s/ Timothy Young
Timothy Young
Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)