Form 10-K
period 2013-06-30
Hypersolar, Inc.
filed 2013-09-27
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐ No ☒

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second quarter was approximately $1,282,104.91.

The number of shares of registrant’s common stock outstanding, as of September 27, 2013 was 203,087,091.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.       BUSINESS.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K  to“Hypersolar”, the “Company”, “we”, “us”, or “our” refer to Hypersolar, Inc.

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

In March of 2013, we announced plans to build the H2Generator.  We are still in development of this system that uses semiconductor devices immersed in water to split water to form hydrogen without the aid of an external solar panel and electrolyzer.  We are currently working on a one square meter demonstration unit of this system.

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

As consideration under the SRA, UCSB will receive from the Company, $174,772.  When expenditures reach that amount, we will no longer be obligated to fund any additional research activities and UCSB will not be obligated to perform any additional research activities pursuant to the SRA, unless mutually agreed upon.  Either us or UCSB may terminate the agreement upon sixty days written notice. U.S. Patent Law and University policy will govern any patentable developments or discoveries throughout the course of the SRA.  If such an invention is determined to be jointly owned by us and UCSB, we will prepare and file, at our cost, patent applications for such invention and claim it as a joint invention in the name of both the Company and the University, and shall prosecute and maintain such joint patent rights.  Neither party may assign its joint ownership in such patents without the consent of the other party.  We have a time-limited first right to negotiate a license to UCSB’s interest in any joint invention.

We believe the partnership with UCSB will enable us to refine our solar-powered nanoparticle technology for generating zero carbon hydrogen and renewable natural gas using sunlight, water and carbon dioxide (CO2). The research project will be led by Professor Eric McFarland in the Department of  Chemical Engineering at UCSB.

On January 11, 2013, we signed an amendment to this agreement extending it to July 31 for no additional cost.  On July 31, 2013, we signed an additional amendment to this agreement extending it to December 31, 2013 for additional consideration of $54,045.  When expenditures reach that additional amount, we will no longer be obligated to fund any additional research activities and UCSB will not be obligated to perform any additional research activities pursuant to the SRA, unless mutually agreed upon.  The milestones for the agreement amendment are as follows:

Milestones: 8/1/13 - 12/31/13

1.	Milestone 1: (August 30, 2013) Prepare model multilayer PAH with sufficient open circuit voltage to split water.
2.	Milestone 2: (November 15, 2013) Demonstrate water splitting with at least one PAH device.
3.	Milestone 3: (December 30, 2013) Deliver to Hypersolar a final report and all synthesis details of materials produced during the project period.

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

Corporate Information

Our executive offices are located at 510 Castillo Street, Suite 304, Santa Barbara, CA 93101. Our telephone number is (805) 966-6566.

EMPLOYEES

As of September 22, 2013 we had 1 full-time employee and several consultants.  We have not experienced any work stoppages and we consider relations with our employees and consultants to be good.

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

For the period from our inception, through June 30, 2013, we incurred an aggregate net loss, and had an accumulated deficit, of $(3,643,268). For the years ended June 30, 2013 and 2012, we incurred net losses of $(1,127,722) and $(833,819).We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

In November of 2012, we filed the non-provisional patent for “Photoelectrochemically active heterostructures, methods for their manufacture, and methods and systems for producing desired products.”

In August of 2013, we announced that we had reached the “one volt” milestone for open circuit voltage for use in direct solar hydrogen production. This achievement represents a dramatic voltage increase over the previous 0.2 volt just 8 months ago, and 0.75 volt just 3 months ago.

In September of 2013, we filed the non-provisional patent jointly with the University of Californa, Santa Barbara to provide broad coverage for a jointly developed innovative polymer electrocatalyst coating, which allows for photoelectrochemical hydrogen production.

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

We filed U.S. patent applications to protect the intellectual property rights for “Photoelectrochemically Active Heterostructures, methods for their manufacture, and methods and systems for producing desired products” “Process and systems for stable operation of electroactive devices.”  It could take several years for the applications to be processed. However, patent protection may not be obtainable for the technology whether in the U.S. or internationally.  Alternatively, any protection that is obtained may not be broad enough to be effective and of value, or it may not withstand challenges as to validity and enforceability.

In November of 2012, we filed the non-provisional patent for “Photoelectrochemically active heterostructures, methods for their manufacture, and methods and systems for producing desired products.”

In September of 2013, we filed the non-provisional patent jointly with the University of Californa, Santa Barbara to provide broad coverage for a jointly developed innovative polymer electrocatalyst coating, which allows for photoelectrochemical hydrogen production.

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

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our CEO, Timothy Young, and our development team at the University of California, Santa Barbara.  The loss of these valuable resources could have a material adverse effect on our operations. Our officers are employed on  “at will” basis. Accordingly, there can be no assurance that they will remain associated with us. Our management’s efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Mr. Young or the services of the development team at the university or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

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

On January 11, 2013, we signed an amendment to this agreement extending it to July 31 for no additional cost.  On July 31, 2013, we signed an additional amendment to this agreement extending it to December 31, 2013 for additional consideration of $54,045.  When expenditures reach that additional amount, we will no longer be obligated to fund any additional research activities and UCSB will not be obligated to perform any additional research activities pursuant to the SRA, unless mutually agreed upon.  The milestones for the agreement amendment are as follows:

Milestones: 8/1/13 - 12/31/13

1.	Milestone 1: (August 30, 2013) Prepare model multilayer PAH with sufficient open circuit voltage to split water.
2.	Milestone 2: (November 15, 2013) Demonstrate water splitting with at least one PAH device.
3.	Milestone 3: (December 30, 2013) Deliver to Hypersolar a final report and all synthesis details of materials produced during the project period.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent public accounting firm in their report dated September 27, 2013, included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern.  Any such adjustment, if necessary, would materially affect the value of our assets.

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

INSIDERS HAVE SUBSTANTIAL CONTROL OVER THE COMPANY.

Our principal shareholders, officers and directors beneficially owned, as of September 27, 2013,  in the aggregate, approximately 74,876,600 shares of our outstanding common stock, which constitutes approximately 36.9% of our outstanding shares.

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

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001, of which 203,087,091 shares of common stock and 0 shares of preferred stock are currently outstanding. Our Board of Directors has the ability to authorize the issuance of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock without shareholder approval. Any such issuance will result in substantial dilution to existing shareholders. In addition, the availability of such a large number of capital stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None

ITEM 2.       PROPERTIES.

Our principal office is located at 510 Castillo Street, Suite 304, Santa Barbara, CA, 93101. We lease approximately 1,200 square feet, with an annual cost of approximately $11,000.  The term of the lease is month to month. We believe that our current premises are sufficient to handle our activities for the near future.

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

Period	High	Low

First Quarter FY 2013	$.03	$0.021
Second Quarter FY 2013	$0.023	$0.006
Third Quarter FY 2013	$0.0195	$0.0061
Fourth Quarter FY 2013	$0.015	$0.0063

First Quarter FY 2012	$0.15	$0.03
Second Quarter FY 2012	$0.108	$0.033
Third Quarter FY 2012	$0.054	$0.02
Fourth Quarter FY 2012	$0.079	$0.025

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

As of September 27, 2013, our common stock was held by 90 stockholders of record and we had 203,087,091 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Trust Company N.A., 250 Royall Street Canton, MA 02021.

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

Recent Sales of Unregistered Securities

During the three month period ended June 30, 2013, the Company issued 25,678,401 shares of common stock for $104,293 in convertible notes, which consisted of principal in the amount of $100,000, plus interest of $4,293.

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

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended June 30, 2013, and adopted the following pronouncements:

The Company adopted ASC 815 "Accounting for Derivative Instruments and Hedging Activities". This pronouncement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. Derivative instruments that meet the definition of assets and liabilities should be reported in the financial statements at fair value, and any gain or loss should be recognized in current earnings.  The adoption of this pronouncement had a material effect on the financial statements of the Company.

Liquidity and Capital Resources

As of June 30, 2013, we had a working capital deficit of $938,380 as compared to $106,059 as of June 30, 2012. This increase in working capital deficit of $832,321 was due primarily to an increase in accounts payable, accrued expense, derivative liability and convertible notes.

Cash flow used in operating activities was $392,097 for the year ended June 30, 2013 and $605,790 for the prior period June 30, 2012. The decrease in cash used by operating activities was primarily due to a decrease in deposits, and an increase in prepaid expenses, accounts payable, accrued expenses, derivative liability, amortization of debt discount, and settlement on debt.  The Company is in its development stage and has had no revenues.

Cash used in investing activities for the year ended June 30, 2013 was $0, compared to $16,676 for the prior year ended June 30, 2012. The decrease was due to no purchases of intangible assets for the current period.

Cash provided by financing activities during the year ended June 30, 2013 was $393,480 and $609,000 for the prior period ending June 30, 2012. The decrease of $215,520 in financing activities was due to equity financing and convertible debt during the current period.

Our financial statements as of June 30, 2013 have been prepared under the assumption that we will continue as a going concern from inception (February 18, 2009) through June 30, 2013. Our independent registered public accounting firm have issued their report dated September 27, 2013 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our current cash balance as of September 27, 2013 will fund our operations for the next thirty days as we continue working to develop a prototype of our technology.  As a result of our inability to raise sufficient financing in the third fiscal quarter, the CEO and certain vendors have not been fully compensated for their services.  We are seeking further financing through the sales of additional equity securities.  The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. If we are unable to obtain additional financing, we may be forced to curtail our operations.

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

In addition to working on a field-scale prototype, we intend to explore other utilizations of our most recently filed patent.  This invention is related to coatings, processes, and systems for stable operation of electrical, electrochemical, photoelectrochemical and photosynthetic devices with increased efficiency, unprecedented long term operational stability, and low cost. The present invention provides a stable functional coating material which when disposed on an electroactive device stabilizes it from electrical/chemical/electrochemical/photo degradation providing exceptional operational performance. We are exploring several possible systems that could benefit including “stabilization of a solar battery.”  We will be working with our research partner, University of California Santa Barbara, to further explore the potentially valuable opportunities from this invention.

In March of 2013, we announced plans to build a renewable hydrogen generator named the H2Generator.  We are still in development of this system that uses semiconductor devices immersed in water to split water to form hydrogen without the aid of an external solar panel and electrolyzer.  We are currently working on a one square meter demonstration unit of this system.

Operating Expenses

Operating expenses for the year ended June 30, 2013 were $604,121 and $804,588 for the prior period June 30, 2012. The net decrease in operating expenses consisted primarily of the investor relations, and research and development cost.

Other Income/(Expenses)

Other income and (expenses) for the year ended June 30, 2013 were $(523,601) and $(29,231) for the prior period June 30, 2012. The increase in income and (expenses) was the result of an increase in net loss on change in fair value of the derivative instruments of $350,684, amortization of debt discount of $247,260, gain on exchange and modification of debt in the amount of $125,485, loss on settlement of debt of $28,381, gain on forgiveness of debt of $10,000, and interest expense of $18,349, with a decrease in impairment of intangible asset of $14,727, and penalties of $92. The overall increase is the result of debt financing.

Net Loss

For the year ended June 30, 2013, our net loss was $(1,127,722) and $(833,819) for the prior period June 30, 2012. The increase in net loss was related primarily to operating expenses, and other income and (expenses). We recently began operating our business, and no revenues were generated to cover our operating costs, since we are in the development stage of our Company.

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

(b) Changes in Internal Controls. During the three months ended June 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2013, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempts smaller reporting companies.

ITEM 9B.     OTHER INFORMATION.

 None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors:

Name	Age	Position
Timothy Young	48	President, CEO and Chairman

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended June 30, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

CHANGES IN NOMINATING PROCEDURES

None

ITEM 11.     EXECUTIVE COMPENSATION.

The following the table below sets forth the compensation earned by each person acting as our Principal Executive Officer and our other most highly compensated executive officers whose total annual compensation exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Young, CEO and Acting CFO	2013	$255,000	0	0	0	0	0	0	255,000
	2012	$255,000	0	0	0	0	0	0	255,000

Outstanding Equity Awards at Fiscal Year-End

There were no grants of options to purchase our common stock to the named executive officers at June 30, 2013.

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

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth, as of September 27, 2013, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,
●	our executive officers,
●	our directors and executive officers as a group, without naming them, and

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from September 27 2013 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of September 27, 2013 have been exercised and converted.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock (1)
Common Stock	Timothy A. Young	10,000,000		4.92%
Common Stock	Cumorah Capital, Inc.(2)	32,363,300	(2)	15.94%
Common Stock	Pearl Innovations, LLC.(3)	32,513,300	(3)	16.01%
Common Stock	All Executive Officers and Directors as a Group (1 person)	10,000,000		4.92%

(1)	Based upon 203,087,091 shares issued and outstanding as of September 27, 2013.

(2)	William E. Beifuss holds voting and dispositive power over the shares held by Cumorah Capital, Inc.

(3)	Elaine Lei holds voting and dispositive power over the shares held by Pearl Innovations, LLC.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2013 and 2012 for the audits and quarterly reviews of our financial statements for the fiscal year totaled approximately $25,500 and $23,300, respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2013 and 2012 of $0 and $0, respectively, to HJ Associates & Consultants, LLP in connection with the audit of the financial statements of the Company for the years ended June 30, 2013 and June 30, 2012, for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We incurred fees of $0 and $0 billed to us by HJ Associates & Consultants, LLP for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended June 30, 2013 and June 30, 2012, respectively.

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

10.8
Securities Purchase Agreement between Hypersolar, Inc. and Asher Enterprises, Inc. dated as of September 19, 2012 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012).

10.9
Form of Note issued pursuant to Securities Purchase Agreement between Hypersolar, Inc. and Asher Enterprises, Inc. dated as of September 19, 2012 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012).

14	Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2012).

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS*	XBRL INSTANCE DOCUMENT

EX-101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB*	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERSOLAR, INC.

Date: September 27 2013	By:	/s/ Timothy Young
CHIEF EXECUTIVE OFFICER PRESIDENT (PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Timothy Young	CHIEF EXECUTIVE OFFICER, PRESIDENT (PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN	September 27, 2013
Timothy Young

INDEX TO FINANCIAL STATEMENTS

HYPERSOLAR, INC.

FINANCIAL STATEMENTS

ASSOCIATES & CONSULTANTS, L.L.P.	50 West Broadway, Suite 600 Salt Late City, Utah 84101 (801) 328-4408 Fax (801) 328-4461 www.hjcpafirm.com
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
HyperSolar, Inc.
Santa Barbara, California

We have audited the accompanying balance sheets of HyperSolar, Inc. as of June 30, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and from inception of the development stage on February 18, 2009 through June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HyperSolar, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and from inception of the development stage on February 18, 2009 through June 30, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the Note 1 to the financial statements, the Company does not generate revenue and has negative cash flows from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
September 27, 2013

HYPERSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2013	June 30, 2012

ASSETS

CURRENT ASSETS
Cash	$15,937	$14,554
Prepaid expenses and other current assets	11,855	11,795

TOTAL CURRENT ASSETS	27,792	26,349

PROPERTY & EQUIPMENT
Computers and peripherals	4,198	4,198
Less: accumulated depreciation	(3,965)	(3,374)

NET PROPERTY AND EQUIPMENT	233	824

OTHER ASSETS
Deposits	925	1,470
Domain, net of amortization $1,742 and $1,388, respectively	3,573	3,927
Patents	16,676	16,676

TOTAL OTHER ASSETS	21,174	22,073

TOTAL ASSETS	$49,199	$49,246

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$121,240	$72,092
Accrued expenses	130,205	34,530
Derivative liability	536,640	-
Convertible promissory notes, net of debt discount of $192,254	178,087	-
Promissory notes, net of debt discount of $0 and $35,214, respectively	-	25,786

TOTAL CURRENT LIABILITIES	966,172	132,408

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value;
500,000,000 authorized common shares
194,263,571 and 163,328,376 shares issued and outstanding, respectively	194,263	163,328
Additional Paid in Capital	2,532,032	2,269,056
Deficit Accumulated during the Development Stage	(3,643,268)	(2,515,546)

TOTAL SHAREHOLDERS' DEFICIT	(916,973)	(83,162)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$49,199	$49,246

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception on
			February 18, 2009
	For the Years Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	505,367	649,801	2,486,732
Research and development cost	97,809	153,034	594,405
Depreciation and amortization	945	1,753	5,707

TOTAL OPERATING EXPENSES	604,121	804,588	3,086,844

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(604,121)	(804,588)	(3,086,844)

OTHER INCOME/(EXPENSES)
Impairment of intangible asset	-	(14,727)	(14,727)
Gain on forgiveness of debt	10,000	-	10,000
Gain on settlement of debt	97,104	-	97,104
Loss on change in derivative liability	(350,684)	-	(350,684)
Penalties	-	(92)	(157)
Interest expense	(280,021)	(14,412)	(297,960)

TOTAL OTHER INCOME/(EXPENSES)	(523,601)	(29,231)	(556,424)

NET LOSS	$(1,127,722)	$(833,819)	$(3,643,268)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	170,442,787	160,634,582

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at February 18, 2009	-	$-	-	$-	$-	$-	$-

Issuance of common stock for cash at prices ranging from $0.00005 to $0.000075 per share	-	-	113,526,600	113,526	(105,537)	-	7,989

Net Loss from inception (February 19, 2009) through June 30, 2009	-	-	-	-	-	(41,523)	(41,523)
Balance at June 30, 2009	-	-	113,526,600	113,526	(105,537)	(41,523)	(33,534)

Issuance of common stock for cash at $0.10 per share	-	-	11,321,600	11,321	1,120,840	-	1,132,161

Issuance of common stock for services at $0.10 per share	-	-	1,520,800	1,521	150,559	-	152,080

Net Loss for the year ended June 30, 2010	-	-	-	-	-	(832,287)	(832,287)
Balance at June 30, 2010	-	-	126,369,000	126,368	1,165,861	(873,810)	418,419

Issuance of common stock for cash at prices ranging from $0.055 to $0.08 per share	-	-	6,534,091	6,534	368,466	-	375,000

Common stock compensation cost	-	-	-	-	28,784	-	28,784

Net loss for the year ended June 30, 2011	-	-	-	-	-	(807,917)	(807,917)
Balance at June 30, 2011	-	-	132,903,091	132,902	1,563,111	(1,681,727)	14,286

Issuance of common stock for cash at prices ranging from $0.0075 to $0.055 per share	-	-	26,394,808	26,396	521,604	-	548,000

Issuance of common stock for services at fair value ranging from November 2011 thru June 2012 at prices ranging from $0.03 - $0.06	-	-	2,397,143	2,397	112,317	-	114,714

Issuance of common stock in payment of accounts payable at fair value price per share at $0.03	-	-	300,000	300	8,700	-	9,000

Issuance of common stock for cashless exercise of warrants at fair value price per share at $0.015	-	-	1,333,334	1,333	(1,333)	-	-

Stock option compensation cost	-	-	-	-	15,885	-	15,885

Beneficial conversion feature	-	-	-	-	48,772	-	48,772

Net loss for the year ended June 30, 2012	-	-	-	-	-	(833,819)	(833,819)
Balance at June 30, 2012	-	-	163,328,376	163,328	2,269,056	(2,515,546)	(83,162)

Issuance of common stock for cash at prices ranging from $0.015 to $0.0175 per share	-	-	2,951,239	2,951	42,029	-	44,980

Issuance of common stock for services at fair value price per share ranging from $0.03 and $0.036	-	-	305,555	306	9,694	-	10,000

Issuance of common stock for cashless exercise of warrants at fair value price per share at $0.015	-	-	2,000,000	2,000	(2,000)	-	-

Issuance of common stock for conversion of debt price per share at $0.015	-	-	25,678,401	25,678	203,862	-	229,540

Beneficial conversion feature	-	-	-	-	9,391	-	9,391

Net loss for the year ended June 30, 2013	-	-	-	-	-	(1,127,722)	(1,127,722)

Balance at June 30, 2013	-	$-	194,263,571	$194,263	$2,532,032	$(3,643,268)	$(916,973)

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception on
			February 18, 2009
	Years Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,127,722)	$(833,819)	$(3,643,268)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization expense	945	1,753	5,707
Common stock issued for services and accounts payable	10,000	114,714	276,794
Common stock compensation	-	15,885	44,669
Impairment of intangible asset	-	14,727	14,727
Forgiveness of debt	(10,000)	-	(10,000)
Loss on change in derivative liability	350,684	-	350,684
Amortization of debt discount recorded as interest expense	260,657	13,558	274,215
Net gain on settlement and exchange of debt	(97,104)	-	(97,104)
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses and other current assets	(59)	22,454	(11,854)
Deposits	545	(1,470)	(925)
Increase (Decrease) in:
Accounts payable	114,148	26,045	195,240
Accrued expenses	105,809	20,363	140,339

NET CASH USED IN OPERATING ACTIVITIES	(392,097)	(605,790)	(2,460,776)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(4,198)
Purchase of intangible assets	-	(16,676)	(36,718)

NET CASH USED IN INVESTING ACTIVITIES	-	(16,676)	(40,916)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, other	93,500	61,000	309,053
Proceeds from convertible notes payable	287,500	-	287,500
Payment of notes payable, other	(32,500)	-	(187,053)
Proceeds from issuance of common stock	44,980	548,000	2,108,129

NET CASH PROVIDED BY FINANCING ACTIVITIES	393,480	609,000	2,517,629

NET INCREASE/(DECREASE) IN CASH	1,383	(13,466)	15,937

CASH, BEGINNING OF YEAR	14,554	28,020	-

CASH, END OF YEAR	$15,937	$14,554	$15,937

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$3,595
Taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS

During the year ended June 30, 2013, the Company issued 2,000,000 shares of common stock for 3,333,334 purchase warrants through a cashless   exercise. Also, the Company exchanged a promissory notes in the amount of $122,000 for a convertible promissory note and recognized a loss of   104831, and entered into a convertible promissory note for an accounts payable in the amount of $55,000. In addition, the Company modified the    convertible notes in the aggregate of $127,841, which includes accrued interest of $4,293, and recognized a gain of $230,939. During the year ended   June 30, 2012, the Company issued 1,333,334 shares of common stock for purchase warrants of 2,285,716 through a cashless exercise. Also, the Comapany issued 300,000 shares of common stock for an accounts payable of $9,000.

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the year ended June 30, 2013. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business. There is no assurance that the Company will be able to continue raising the required capital.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the period ended June 30, 2013, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2013, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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
JUNE 30, 2013

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	536,640	-	-	536,640
Convertible notes, net of discount	178,087	-	-	178,087
Total liabilities measured at fair value	$714,727	$-	$-	$714,727

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended June 30, 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 69,838,762 and 51,589,625 warrants for the years ended June 30, 2013 and 2012, respectively.

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

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs for years ended June 30, 2013 and 2012, were $0 and $25,278, respectively.

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
JUNE 30, 2013

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued pronouncements
Management reviewed accounting pronouncements issued during the year ended June 30, 2013, and adopted the following pronouncements:

The Company adopted ASC 815 "Accounting for Derivative Instruments and Hedging Activities". This pronouncement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. Derivative instruments that meet the definition of assets and liabilities should be reported in the financial statements at fair value, and any gain or loss should be recognized in current earnings.  The adoption of this pronouncement had a material effect on the financial statements of the Company.

3.	CAPITAL STOCK

During the year ended June 30, 2013, the Company issued 2,666,668 shares of common stock at a price of $0.015 per share for cash of $40,000, with warrants attached to purchase 4,666,668 shares of common stock; issued 284,571 shares of common stock at a price of $0.0175 per share for cash of $4,980; issued 305,555 shares of common stock for services at fair value of $10,000; issued 25,678,401 shares of common stock for $100,000 in principal for convertible notes, plus $4,293 in accrued interest. The Company recognized a loss of $125,247 on conversion of the notes. Also, the Company issued 2,000,000 shares of common stock through a cashless exercise of 3,333,333 purchase warrants.

During the year ended June 30, 2012, the Company issued 909,091 shares of common stock at a price of $0.055 per share for cash of $50,000, with warrants attached to purchase 1,818,182 shares of common stock at a price of $0.055; issued 8,285,716 shares of common stock at a price of $0.035 per share for cash of $290,000, with warrants attached to purchase 20,285,722 shares of common stock at a price of $0.035, of which 2,285,716 warrants were converted into 1,333,334 shares of common stock through a cashless exercise; issued 300,000 shares of common stock for services with a fair value of $12,000; issued 1,990,000 shares of common stock for services at fair value of $99,500; issued 10,533,335 shares of common stock at a price of $0.015 per share for cash of $158,000, with warrants attached to purchase 21,066,671 shares of common stock at a price of $0.015; issued 6,666,666 shares of common stock at a price of $0.075 per share for cash of $50,000. Also, the Company issued 407,143 shares of common stock for services with a fair value of $15,214, in addition to the issuance of 300,000 shares of common stock for an accounts payable at a fair value of $9,000.

4.	STOCK OPTIONS

As of June 30, 2013, the Board of Directors of the Company granted non-qualified stock options for 250,000 shares of common stock to a contractor. Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options are fully vested and are exercisable for a period of five years from the date of grant at an exercise price $0.05 per share.

	6/30/2013	2008
Risk free interest rate	0.12%	0.00%
Stock volatility factor	132%	0%
Weighted average expected option life	5 years	0
Expected dividend yield	None	0

        A summary of the Company’s stock option activity and related information follows:

	6/30/2013		6/30/2012
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	250,000	$0.04	2,000,000	$0.11
Granted	-	-	250,000	0.04
Exercised	-	-	-	-
Forfeited/Expired	-	-	(2,000,000)	-
Outstanding, end of year	250,000	$0.04	250,000	$0.04
Exercisable at the end of year	250,000	$0.04	250,000	$0.04

Weighted average fair value of options granted during the year		$-		$0.04

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

4.	STOCK OPTIONS (Continued)

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended June 30, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2013 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2013, based on the grant date fair value estimated. We account for forfeitures as they occur, and no options were forfeited during the year ended June 30, 2013. The stock-based compensation expense recognized in the statement of income during the years ended June 30, 2013 and 2012 is $0 and $15,885, respectively.

5.	INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition. Any impairment is included in the income statement.

	Useful Lives	6/30/2013	6/30/2012
Domain-gross	15 years	$5,315	$5,315
Less amortization		(1,742)	(1,388)
Domain-net		$3,573	$3,927

Patents-gross		$16,676	$16,676

6. INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2009.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at June 30, 2013 and 2012, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended June 30, 2013 and 2012, the Company did not recognize interest and penalties.

7.	DEFERRED TAX BENEFIT

At June 30, 2013, the Company had net operating loss carry-forwards of approximately $3,030,400 that may be offset against future taxable income from 2012 through 2031. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 40% to pretax income from continuing operations for the period ended June 30, 2013 and 2012 due to the following:

	6/30/2013	6/30/2012
Book income	$(451,090)	$(333,530)
Non deductible expenses	210,010	12,140
Loss on abandoned intangible assets	-	(640)
Depreciation and amortization	(290)	300
Related party accrual	34,000	340
Research and development	3,980	4,830

Valuation Allowance	203,390	316,560

Income tax expense	$-	$-

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

7.	DEFERRED TAX BENEFIT (Continued)

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

Net deferred tax liabilities consist of the following components as of June 30, 2013 and 2012:

	6/30/2013	6/30/2012
Deferred tax assets:
NOL carryover	$1,212,160	$975,370
Research & development	41,700	31,760
Related party accrual	46,750	340

Deferred tax liabilites:
Depreciation and amortization	(430)	(140)

Less Valuation Allowance	(1,300,180)	(1,007,330)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

8.     PROMISSORY NOTES

During the year ended June 30, 2013, the Company entered into two additional promissory notes in the amount of $61,000 with warrants attached to purchase 8,133,336 shares of common stock at a price of $0.015 per share. The notes bore interest of 5% per annum over a one year period. The notes matured within one year from their commitment dates. The aggregate balance of the notes in the amount of $122,000, were exchanged on December 26, 2012 for convertible promissory notes. The exchange was accounted for under ASC 470, Debt Extinguishment and Modification, since the note was substantially different (more than a 10% difference). The note was accounted as an extinguishment of debt, and recognized a loss of $105,454 on exchange. On May 9, 2013, the convertible note was modified.

The Company accounted for the warrants by establishing an effective interest rate and recognizing a debt discount. The debt discount of $96,520 that was recognized in the financials was adjusted by $38,357 during the period due to the exchange of the notes on December 26, 2012. The amortization expense recognized in the financials as interest expense was $44,605 for the year ended June 30, 2013.

9.     LOAN PAYABLE

During the year ended June 30, 2013, the Chief Executive Officer loaned the Company $7,500   for operating expenses. The loan bore interest of 5% per annum. The loan plus interest was paid off during the period for a total of $7,568.

10.   CONVERTIBLE PROMISSORY NOTES

On October 3, 2012, and December 18, 2012, the Company received funds on two securities purchase agreements entered into on September 19, 2012 and December 13, 2012 for the sale of 8% convertible promissory notes in the aggregate principal amount of $75,000. The notes were convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2013, the notes were converted into 18,249,075 shares of common stock of the Company, and recognized a loss on conversion of $88,390. The Company recorded debt discount of $75,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of the year   ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $75,000, resulting in a remaining net debt discount of $0 at June 30, 2013.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

10.   CONVERTIBLE PROMISSORY NOTES (Continued)

On October 19, 2012, the Company received funds of $12,500 in consideration for issuance of a note in the principal amount of $12,500 on a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the principal amount of $75,000.  During the year ended June 30, 2013, an additional $10,000 was advanced to the Company on the note for an aggregate principal amount of $22,500 as of March 31, 2013. The note for the principal amount of $12,500 was convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trade price of the previous 25 trading days. The note for the principal amount of $10,000 received during the period is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0035 or 50% of the lowest trade price recorded on any trade day after the effective date. The notes mature one (1) year from the effective date of each advance. During the period ended June 30, 2013, the note for 12,500 was converted into 3,917,910 shares of common stock of the Company, and recognized a loss on conversion of $20,178. The Company recorded debt discount of $22,500 related to the conversion feature of the notes, along with derivative liabilities at inception. As of the year ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $15,651, resulting in a remaining net debt discount of $6,849 at June 30, 2013.

On October 19, 2012, the Company received funds of $12,500 in consideration for issuance of a note in the principal amount of $12,500 on a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the principal amount of $75,000.  During the period ended March 31, 2013, an additional $10,000 was advanced to the Company for a total aggregate principal amount of $22,500 as of June 30, 2013. The note for the principal amount of $12,500 is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trade price of the previous 25 trading days. The note for the principal amount of $10,000 received during the period is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0035 or 50% of the lowest trade price recorded on any trade day after the effective date. The notes mature one (1) year from the effective date of each advance. The Company recorded debt discount of $22,500 related to the conversion feature of the notes, along with derivative liabilities at inception. As of the year ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $11,849, resulting in a remaining net debt discount of $10,651 at June 30, 2013.

As of June 30, 2013, the Company received funds of $40,000 in consideration for issuance of a securities purchase agreement entered into on October 29, 2012 for the sale of a 10% convertible promissory notes in the aggregate principal amount of $100,000. The Company received additional advances of $50,000 during the period June 30, 2013 for a total aggregate amount of $90,000. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The notes mature one (1) year from the effective dates of each advance. The Company recorded debt discount of $90,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of the year ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $34,068, resulting in a remaining net debt discount of $55,932 at June 30, 2013.

On December 7, 2012, the Company received funds of $12,500 in consideration for issuance of a securities purchase agreements entered into for the sale of 10% convertible promissory note in the aggregate principal amount of $12,500. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The notes mature one (1) year from the effective date of each advance. During the period ended June 30, 2013, the note for 12,500 was converted into 3,511,416 shares of common stock of the Company, and recognized a loss on conversion of $16,679. As of the year ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $12,500, resulting in a remaining net debt discount of $0 at June 30, 2013.

On December 26, 2012, the Company exchanged demand promissory notes in the amount of $122,000 to convertible promissory notes. A securities purchase agreement was entered into for the sale of 10% convertible promissory note in the aggregate principal amount of $122,000,   convertible into shares of common stock of the Company at a price equal to (a) the lesser of $0.011 per share (b) 50% of the lowest trade price of common stock recorded on any trade day after the effective dates (c) the lowest effective price per share granted to any person or entity after the effective date. On May 9, 2013, the Company modified the terms of the convertible note, and the principal of $122,000 and interest of $5,841 were combined into a note for a total aggregate of $127,841. The modification of the note was accounted for under ASC 470, Debt Extinguishment and Modification, whereby the Company recognized a gain on extinguishment of $230,939. As of the year ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $47,524, resulting in a remaining net debt discount of $0 at June 30, 2013.

On May 9, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note entered into for the extinguishment of a previous note in the aggregate principal amount of $127,841. The note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.009 or 50% of the lowest trade price after the effective date. The note matures on November 5, 2013. As of the year ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $22,155, resulting in a remaining net debt discount of $15,755 at June 30, 2013.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

10.   CONVERTIBLE PROMISSORY NOTES (Continued)

ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed.  For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $924,474 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount of $428,470 representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debt, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.0080 - $0.02
Conversion price for the debt	$0.0031 - $0.0116
Dividend yield	0.00%
Years to Maturity	6 months -1 year
Risk free rate	.03% - .18%
Expected volatility	51.13% - 283.73%

The value of the derivative liability at June 30, 2013 was $536,640.

11.   COMMITMENTS AND CONTINGENCIES

Legal Matters
The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

12.   SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC Topic 855.

On July 1, 2013, the Company issued 3,762,986 shares of common stock for a cashless exercise of 7,922,078 purchase warrants.

On July 9, 2013, the Company received funds of $42,500 in consideration for issuance of a securities purchase agreement entered into for the sale of an 8% convertible promissory note in the aggregate principal amount of $42,500. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

On August 9, 2013, the Company received funds of $15,000 in consideration for issuance of a securities purchase agreement entered into for the sale of a of a 10% convertible promissory note in the aggregate principal amount of $100,000. An additional advance of $25,000 was received on August 27, 2013 for a total aggregate amount of $40,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date. The note matures six (6) months from the effective dates of the advances.

On August 26, 2013, the Company issued 270,616 shares of common stock for a partial conversion of a convertible promissory note in the amount of $500 in principal, plus $41 in interest.

On August 29, 2013, the Company issued 4,789,918 shares of common stock for a cashless exercise of 5,428,574 purchase warrants.

On September 13, 2013, the Company received funds of $32,500 in consideration for issuance of a securities purchase agreement entered into for the sale of an 8% convertible promissory note in the aggregate principal amount of $32,500. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date.