Form 10-K/A
period 2013-06-30
Hypersolar, Inc.
filed 2013-10-31
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K to the Annual Report on Form 10-K that was filed by Hypersolar, Inc. (the “Company”) with the Securities and Exchange Commission on September 27, 2013 (the “Form 10-K”), is to insert a page (page F-12) that was inadvertently omitted from the original filing.

No other changes have been made to the Form 10-K filed on September 27, 2013.  This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K, except as otherwise set forth above.

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

HYPERSOLAR, INC.

Date: October 30 2013	By:	/s/ Timothy Young
CHIEF EXECUTIVE OFFICER PRESIDENT (PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Timothy Young	CHIEF EXECUTIVE OFFICER, PRESIDENT (PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN	October 30, 2013
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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

10.   CONVERTIBLE PROMISSORY NOTES (Continued)

On April 23, 2013, the Company entered into a securities purchase agreement for the sale of a 8% convertible promissory note in the aggregate principal amount of $32,500, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $32,500.  The total advances received on the note as of June 30, 2013 was $32,500. The note matures on January 17, 2014. The note are convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The fair value of the notes has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 71.88% to 147.16%, risk-free interest rate ranging from .12% to .15%, and an expected life of less than one (1) year. The Company recorded a debt discount of $32,500 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $8,216, resulting in a net debt discount of $24,284 at June 30, 2013.

On May 21, 2013, the Company entered into a securities purchase agreement for the sale of a 8% convertible promissory note in the aggregate principal amount of $32,500, to be advanced in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $32,500.  The total advances received on the note as of June 30, 2013 was $32,500. The note matures on February 17, 2014. The note are convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The fair value of the notes has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 140.29% to 152.28%, risk-free interest rate ranging from .12% to .15%, and an expected life of less than one (1) year. The Company recorded a debt discount of $32,477 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $4,776, resulting in a net debt discount of $27,701 at June 30, 2013.

On June 3, 2013, the Company entered into a 10% convertible promissory note in the aggregate principal amount of $55,000, for payment of an accounts payable. On June 4, 2013, the note was assigned to another lender. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0085 per share, b) fifty percent (50%) of the lowest trading price of the common stock recorded on any trade day after the effective date or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock, or adjustments. The note matures one (1) year from the effective date. The fair value of the notes has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 142.37% to 144.63%, risk-free interest rate ranging from .14% to .15%, and an expected life of less than one (1) year. The Company recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $3,918, resulting in a net debt discount of $51,082 at June 30, 2013.

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