Form 10-Q
period 2013-09-30
Hypersolar, Inc.
filed 2013-11-13
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Large accelerated filer ☐		Accelerated Filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes  ☐ No   ☒

There were 248,123,318 shares of the registrant's common stock, par value $0.001, issued and outstanding as of November 11, 2013.

HYPERSOLAR, INC.
INDEX

PART I.  Financial Information

HYPERSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2013	June 30, 2013
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$23,375	$15,937
Prepaid expenses and other current assets	34,212	11,855

TOTAL CURRENT ASSETS	57,587	27,792

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	4,198
Less: accumulated depreciation	(3,974)	(3,965)

NET PROPERTY AND EQUIPMENT	2,244	233

OTHER ASSETS
Deposits	925	925
Domain, net of amortization $1,831 and $1,742, respectively	3,484	3,573
Patents	16,676	16,676

TOTAL OTHER ASSETS	21,085	21,174

TOTAL ASSETS	$80,916	$49,199

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$163,375	$121,240
Accrued expenses	200,061	130,205
Derivative liability	2,017,799	536,640
Convertible promissory notes, net of debt discount of $177,076 and $192,254, respectively	275,265	178,087

TOTAL CURRENT LIABILITIES	2,656,500	966,172

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 500,000,000 authorized common shares 225,745,582 and 194,263,571 shares issued and outstanding, respectively	225,745	194,263
Additional Paid in Capital	2,502,445	2,532,032
Deficit Accumulated during the Development Stage	(5,303,774)	(3,643,268)

TOTAL SHAREHOLDERS' DEFICIT	(2,575,584)	(916,973)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$80,916	$49,199

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception on
			February 18, 2009
	For the Three Months Ended		through
	September 30, 2013	September 30, 2012	September 30, 2013

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	125,276	151,082	2,612,008
Research and development cost	26,947	47,993	621,352
Depreciation and amortization	98	438	5,805

TOTAL OPERATING EXPENSES	152,321	199,513	3,239,165

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(152,321)	(199,513)	(3,239,165)

OTHER INCOME/(EXPENSES)
Impairment of intangible asset	-	-	(14,727)
Gain on forgiveness of debt	-	10,000	10,000
Gain on settlement of debt	78	-	97,182
Loss on change in derivative liability	(1,400,091)	-	(1,750,775)
Penalties	-	-	(157)
Interest expense	(108,172)	(22,010)	(406,132)

TOTAL OTHER INCOME/(EXPENSES)	(1,508,185)	(12,010)	(2,064,609)

NET LOSS	$(1,660,506)	$(211,523)	$(5,303,774)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	199,722,588	166,164,770

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
(Unaudited)

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at June 30, 2013	-	$-	194,263,571	$194,263	$2,532,032	$(3,643,268)	$(916,973)

Issuance of common stock for cashless exercise of warrants at fair value	-	-	31,211,395	31,211	(31,211)	-	-

Issuance of common stock for conversion of debt price per share at $0.002	-	-	270,616	271	1,624	-	1,895

Net loss for the three months ended September 30, 2013	-	-	-	-	-	(1,660,506)	(1,660,506)

Balance at September 30, 2013	-	$-	225,745,582	$225,745	$2,502,445	$(5,303,774)	$(2,575,584)

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception on
			February
			18, 2009
	Three Months Ended		through
	September 30, 2013	September 30, 2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,660,506)	$(211,523)	$(5,303,774)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization expense	98	438	5,805
Common stock issued for services and accounts payable	-	10,000	276,794
Common stock compensation	-	-	44,669
Impairment of intangible asset	-	(10,000)	14,727
Forgiveness of debt	-	-	(10,000)
Loss on change in derivative liability	1,400,090	-	1,750,774
Amortization of debt discount recorded as interest expense	97,678	20,475	371,893
Net gain on settlement and exchange of debt	(78)	-	(97,182)
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses and other current assets	(22,356)	(3,790)	(34,210)
Deposits	-	545	(925)
Increase (Decrease) in:
Accounts payable	42,135	50,402	237,375
Accrued expenses	69,897	22,930	210,236

NET CASH USED IN OPERATING ACTIVITIES	(73,042)	(120,523)	(2,533,818)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,020)	-	(6,218)
Purchase of intangible assets	-	-	(36,718)

NET CASH USED IN INVESTING ACTIVITIES	(2,020)	-	(42,936)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, other	-	68,500	309,053
Proceeds from convertible notes payable	82,500	-	370,000
Payment of notes payable, other	-	-	(187,053)
Proceeds from issuance of common stock	-	44,980	2,108,129

NET CASH PROVIDED BY FINANCING ACTIVITIES	82,500	113,480	2,600,129

NET INCREASE/(DECREASE) IN CASH	7,438	(7,043)	23,375

CASH, BEGINNING OF YEAR	15,937	14,554	-

CASH, END OF PERIOD	$23,375	$7,511	$23,375

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$3,595
Taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the three months ended September 30, 2013, the Company issued 31,211,395 shares of common stock for 39,522,088 purchase warrants through a cashless exercise. Also, the Company converted a convertible promissory note for a principal amount of $500, plus interest of $41, and recognized a gain of $78, plus the write-off to additional-paid-in-capital for the portion attributable to the derivative liability of $1,432 associated with the principal and interest converted. During the period ended September 30, 2012, the Company issued 2,000,000 shares of common stock for 3,333,334 purchase warrants through a cashless exercise.

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2013.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds from its shareholders since its inception. It is management's plan to generate additional working capital from the issuance and sale of its securities to enable to the Company to pursue its business plan and purposes. There can be no assurance that the Company will be able to continue to raise the capital necessary for it to continue to operate.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the period ended September 30, 2013, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2013, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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
SEPTEMBER 30, 2013

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	2,017,799	-	-	2,017,799
Convertible notes, net of discount	275,265	-	-	275,265
Total liabilities measured at fair value	$2,293,064	$-	$-	$2,293,064

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended September 30, 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 30,316,674 warrants for the three months ended September 30, 2013.

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

Recently issued pronouncements
Management reviewed accounting pronouncements issued during the three months ended September 30, 2013, and no pronouncements were adopted.

3.	CAPITAL STOCK

During the three months ended September 30, 2013, the Company issued 31,211,395 shares of common stock through a cashless exercise of 39,522,088 purchase warrants at a fair value of $0.002 per share; issued 270,616 shares of common stock for $500 in principal for partial conversion of a convertible note, plus $41 in accrued interest. The Company recognized a gain of $78, plus the write-off to additional-paid-in-capital for the portion attributable to the derivative liability of $1,432 associated with the principal and interest converted on partial conversion of the note.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

4.	STOCK OPTIONS

The Board of Directors of the Company granted 250,000 non-qualified stock options common stock to a contractor, which are outstanding as of September 30, 2013. Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options are fully vested and are exercisable for a period of five years from the date of grant at an exercise price $0.05 per share.

9/30/2013
Risk free interest rate	0.12%
Stock volatility factor	132%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

9/30/2013
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of year	250,000	$0.04
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	250,000	$0.04
Exercisable at the end of period	250,000	$0.04
Weighted average fair value of options granted during the period		$-

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the statements of operations during the period ended September 30, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2013 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2013, based on the grant date fair value estimated. We account for forfeitures as they occur, and no options were forfeited during the three months ended September 30, 2013. There was no stock-based compensation expense recognized in the statement of income during the three months ended September 30, 2013.

Warrants

During the three months ended September 30, 2013, the Company issued 31,211,395 shares of common stock through a cashless exercise of 39,522,088 purchase warrants. As of  September 30, 2013, the Company had 30,316,674 outstanding purchase warrants.

5.    CONVERTIBLE PROMISSORY NOTES

On October 19, 2012, the Company received funds of $12,500 in consideration for issuance of a note in the principal amount of $12,500 pursuant to a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the principal amount of up to $75,000. On March 7, 2013, an additional $10,000 was advanced to the Company on the note for an aggregate principal amount of $22,500, of which $12,500 in principal and $625 in interest were converted on May 31, 2013 into 3,917,910 shares of common stock of the Company. The Company recognized a loss on conversion of $20,178. As of September 30, 2013, $10,000 in principal remains due on the convertible note. The remaining principal is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0035 per share or fifty percent (50%) of the lowest trade price recorded on any trade day after the effective date. The note matures one (1) year from the effective date of each respective advance. The Company recorded debt discount of $22,500 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the cumulative debt discount amortized, and recorded as interest expense is $18,171, with a remaining net debt discount of $4,329 at September 30, 2013.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

5.     CONVERTIBLE PROMISSORY NOTES (Continued)

On October 19, 2012, the Company received funds of $12,500 in consideration for issuance of a note in the principal amount of $12,500 pursuant a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the principal amount of up to $75,000. On March 7, 2013, an additional $10,000 was advanced to the Company for a total aggregate principal amount of $22,500 as of September 30, 2013. The note for the principal amount of $12,500 is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trade price of the previous 25 trading days. The note for the principal amount of $10,000 received during the period is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0035 or 50% of the lowest trade price recorded on any trade day after the effective date. The notes mature one (1) year from the effective date of each respective advance. The Company recorded debt discount of $22,500 related to the conversion feature of the notes, along with derivative liabilities at inception. As of the September 30, 2013, the cumulative debt discount amortized, and recorded as interest expense is $17,521, with a remaining net debt discount of $4,979 at September 30, 2013.

On October 29, 2012, the Company received funds of $40,000 pursuant to a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Company received additional advances in the amount of $50,000 on various dates in 2013 for a total aggregate principal sum of $90,000. On August 23, 2013, principal in the amount of $500, plus interest of $41 was converted into 270,616 shares of common stock at a fair of $0.002 per share. As of September 30, 2013, a principal sum of $89,500 remains due. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The notes mature one (1) year from the effective dates of each respective advance. The Company recorded debt discount of $90,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the cumulative debt discount amortized, and recorded as interest expense is $56,753, with a remaining net debt discount of $33,247 at September 30, 2013.

On April 23, 2013, the Company entered into a securities purchase agreement for the sale of an 8% convertible promissory note in the aggregate principal amount of up to $32,500, for consideration of $32,500. The note matures on January 17, 2014. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price, representing a discount of 42%. The market price is defined to mean the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount of $32,500 related to the conversion feature of the note, along with a derivative liability at inception. As of September 30, 2013, the cumulative debt discount amortized, and recorded as interest expense is $19,331, with a remaining net debt discount of $13,169 at September 30, 2013.

On May 9, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note entered into for the extinguishment of a previous note in the aggregate principal amount of $127,841. The note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.009 or 50% of the lowest trade price after the effective date. The note matures on November 5, 2013. As of September 30, 2013, the debt discount amortized, and recorded as interest expense is $17,724, with a remaining net debt discount of $4,431 at September 30, 2013.

On May 21, 2013, the Company entered into a securities purchase agreement for the sale of an 8% convertible promissory note in the aggregate principal amount of $32,500, for consideration of $32,500. The note matures on February 17, 2014. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price is defined to mean the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount of $32,477 related to the conversion feature of the note, along with a derivative liability at inception. As of September 30, 2013, the cumulative debt discount amortized, and recorded as interest expense is $15,761, with a remaining net debt discount of $16,716 at September 30, 2013.

On June 3, 2013, the Company issued a 10% convertible promissory note in the aggregate principal amount of $55,000, for payment of an account payable. On June 4, 2013, the note was assigned to another lender. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0085 per share, b) fifty percent (50%) of the lowest trading price of the common stock recorded on any trade day after the effective date or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock, or adjustments. The note matures one (1) year from the effective date. The Company recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. As of September 30, 2013, the cumulative debt discount amortized, and recorded as interest expense is $17,781, with a remaining net debt discount of $37,219 at September 30, 2013.

On July 29, 2013, the Company received funds of $42,500 pursuant to a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of up to $42,500. The note is convertible into shares of common stock of the Company at a price equal to 58% times the average of the lowest three trading prices for the common stock during the ten days prior to the conversion. The note matures on April 11, 2014. The Company recorded debt discount of $42,500 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the cumulative debt discount amortized, and recorded as interest expense is $10,459, with a remaining net debt discount of $32,041 at September 30, 2013.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

5.     CONVERTIBLE PROMISSORY NOTES (Continued)

On August 9, 2013, the Company received funds of $15,000 pursuant to a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Company received an additional $25,000 on August 27, 2013 for a total aggregate principal sum of $40,000. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0048 per share; b) fifty percent (50%) of the lowest trading price after the effective date of each respective advance or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of each respective advance. The notes mature six (6) months from the effective dates of each respective advance. The Company recorded debt discount of $40,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the cumulative debt discount amortized, and recorded as interest expense is $9,056, with a remaining net debt discount of $30,944 at September 30, 2013.

ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed.  For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debt, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.0080 - $0.02
Conversion price for the debt	$0.002 - $0.0116
Dividend yield	0.00%
Years to Maturity	6 months -1 year
Risk free rate	.03% - .18%
Expected volatility	51.13% - 283.73%

The value of the derivative liability at September 30, 2013 was $2,017,799.

6.     SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC Topic 855.

On September 13, 2013, the Company entered into a securities purchase agreement for the sale of an 8% convertible promissory note in the aggregate principal amount of $42,500, which funded on October 2, 2013. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

On October 1, 2013, the Company issued 6,844,178 shares of common stock upon conversion of a convertible note for the principal amount of $12,500, plus interest of $1,188 at a fair value of $0.002 per share.

On October 2, 2013, the Company issued 7,511,301 shares of common stock upon conversion of a convertible note for the principal amount of $14,450, plus interest of $572 at a fair value of $0.002 per share.

On October 2, 2013, the Company received an additional advance in the amount of $10,000 in consideration for issuance of a securities purchase agreement entered into on March 7, 2013, for the sale of a of a 10% convertible promissory note in the aggregate principal amount of up to $75,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0035 per share; b) fifty percent (50%) of the lowest trading price after the effective date of each respective advance or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of each respective advance. The notes mature one (1) year from the effective dates of each respective advance.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

6.     SUBSEQUENT EVENTS (Continued)

On October 3, 2013 and October 11, 2013, the Company received an additional advances in the amount of $24,000 pursuant to a securities purchase agreement entered into on August 9, 2013, for the sale of a of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0048 per share; b) fifty percent (50%) of the lowest trading price after the effective date of each respective advance or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of each respective advance. The notes mature six (6) months from the effective dates of each respective advance.

On October 24, 2013, the Company issued 2,941,176 shares of common stock upon conversion of a convertible note for the principal amount of $15,000 at a fair value of $0.0051 per share.

On November 7, 2013, the Company issued 5,081,081 shares of common stock upon conversion of a convertible note for the principal amount of $17,500, plus interest of $1,300 at a fair value of $0.0037 per share.

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

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2013, and no pronouncements were adopted.

Liquidity and Capital Resources

As of September 30, 2013, we had a working capital deficit of $2,598,913 as compared to $938,380 as of June 30, 2013. This increase in working capital deficit of $1,660,533 was due primarily to an increase in accounts payable, accrued expense, derivative liability and convertible notes.

Cash flow used in operating activities was $73,042 for the three months ended September 30, 2013 and $120,523 for the prior period ended September 30, 2012. The decrease in cash used by operating activities was primarily due to a decrease in deposits, and accounts payable, with an increase in accrued expenses, loss on derivative liability, amortization of debt discount, and settlement on debt.  The Company is in its development stage and has had no revenues.

Cash used in investing activities for the three month ended September 30, 2013 was $2,020, compared to $0 for the prior period ended September 30, 2012. The increase was due to the purchase of a small office asset for the current period.

Cash provided by financing activities during the three months ended September 30, 2013 was $82,500 and $113,480 for the prior period ended September 30, 2012. The decrease in financing activities was due to less equity financing through private placements during the current period.

Our financial statements as of September 30, 2013 have been prepared under the assumption that we will continue as a going concern from inception (February 18, 2009) through September 30, 2013. Our independent registered public accounting firm have issued their report dated September 27, 2013 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our current cash balance as of November 11, 2013 will fund our operations for the next thirty days as we continue working to develop a prototype of our technology. As a result of our inability to raise sufficient financing in the third fiscal quarter, the CEO and certain vendors have not been fully compensated for their services. We are seeking further financing through the sales of our securities. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. If we are unable to obtain additional financing, we may be forced to curtail our operations.

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

In addition to working on a field-scale prototype, we intend to explore other utilizations of our most recently filed patent. The patent seeks protection for an invention related to coatings, processes, and systems for stable operation of electrical, electrochemical, photoelectrochemical and photosynthetic devices with increased efficiency, unprecedented long term operational stability, and low cost. The present invention provides a stable functional coating material which when disposed on an electroactive device stabilizes it from electrical/chemical/electrochemical/photo degradation providing exceptional operational performance. We are exploring several possible systems that could benefit including “stabilization of a solar battery” and “enhancement and possible replacement for platinum in a fuel cell.” We will be working with our research partner, University of California Santa Barbara, to further explore the potentially valuable opportunities from this invention.

In March of 2013, we announced plans to build a renewable hydrogen generator named the H2Generator.  We are still in development of this system that uses semiconductor devices immersed in water to split water to form hydrogen without the aid of an external solar panel and electrolyzer.  We are currently working on a one square meter demonstration unit of this system.

Operating Expenses

Operating expenses for the three months ended September 30, 2013 were $152,321 and $202,181 for the prior period ended September 30, 2012. The net decrease in operating expenses consisted primarily of the investor relations and research and development cost. The decrease was due to the Company utilizing less equity financing for services and reduction in cost associated with outside consultants.

Other Income/(Expenses)

Other income and (expenses) for the three months ended September 30, 2013 were $1,508,185 and $12,010 for the prior period ended September 30, 2012. The increase in income and (expenses) was the result of an increase in net loss on change in fair value of the derivative instruments of $1,400,091, amortization of debt discount of $77,203, gain on settlement of debt of $78, and interest expense of $18,349. The increase in other income and (expenses) was due to the Company entering into debt financing transactions and issuance of convertible promissory notes.

Net Loss

For the three months ended September 30, 2013, our net loss was $1,660,506 and $211,523 for the prior period September 30, 2012. The increase in net loss was related primarily to other income and (expenses) due to non-cash cost associated with the derivatives. We are in the development stage of our Company and have not yet began to generate  no revenues to cover our operating costs.

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

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K/A filed with the SEC on October 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, the Company issued 31,211,395 shares of common stock through a cashless exercise of 39,522,088 purchase warrants. Also, the Company issued 270,616 shares of common stock upon partial conversion of a convertible note in the amount of $500 in principal, and $41 in interest.

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

HYPERSOLAR, INC.

November 13, 2013	By:	/s/ Timothy Young
Timothy Young
Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)