Form 10-Q
period 2013-12-31
Hypersolar, Inc.
filed 2014-02-11
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐.

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

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes ☐  No ☒

There were 303,457,792 shares of the registrant's common stock, par value $0.001, issued and outstanding as of February 7, 2014.

HYPERSOLAR, INC.
INDEX

PART I.    Financial Information

HYPERSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2013	June 30, 2013
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$57,611	$15,937
Prepaid expenses and other current assets	4,864	11,855

TOTAL CURRENT ASSETS	62,475	27,792

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	4,198
Less: accumulated depreciation	(4,142)	(3,965)

NET PROPERTY AND EQUIPMENT	2,076	233

OTHER ASSETS
Deposits	925	925
Domain, net of amortization $1,919 and $1,742, respectively	3,396	3,573
Patents	16,676	16,676

TOTAL OTHER ASSETS	20,997	21,174

TOTAL ASSETS	$85,548	$49,199

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$123,559	$121,240
Accrued expenses	217,555	130,205
Derivative liability	1,130,002	536,640
Convertible promissory notes, net of debt discount of $176,464 and $192,254, respectively	324,927	178,087

TOTAL CURRENT LIABILITIES	1,796,043	966,172

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 500,000,000 authorized common shares 275,415,492 and 194,263,571 shares issued and outstanding, respectively	275,415	194,263
Additional Paid in Capital	2,763,447	2,532,032
Deficit Accumulated during the Development Stage	(4,749,357)	(3,643,268)

TOTAL SHAREHOLDERS' DEFICIT	(1,710,495)	(916,973)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$85,548	$49,199

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception on
					February 18, 2009
	For the Three Months Ended		For the Six Months Ended		through
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	96,682	119,013	221,958	270,095	2,708,690
Research and development cost	30,027	61,352	56,974	109,345	651,379
Depreciation and amortization	256	438	354	877	6,061

TOTAL OPERATING EXPENSES	126,965	180,803	279,286	380,317	3,366,130

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(126,965)	(180,803)	(279,286)	(380,317)	(3,366,130)

OTHER INCOME/(EXPENSES)
Impairment of intangible asset	-	-	-	-	(14,727)
Gain on forgiveness of debt	-	-	-	10,000	10,000
Gain/(Loss) on settlement of debt	7,460	-	7,538	-	104,642
Gain/(Loss) on change in derivative liability	839,558	(94,583)	(560,533)	(94,583)	(911,217)
Penalties	-	-	-	-	(157)
Interest expense	(165,636)	(107,209)	(273,808)	(129,219)	(571,768)

TOTAL OTHER INCOME/(EXPENSES)	681,382	(201,792)	(826,803)	(213,802)	(1,383,227)

NET INCOME/ (LOSS)	$554,417	$(382,595)	$(1,106,089)	$(594,119)	$(4,749,357)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	250,952,782	168,585,170	225,337,685	167,374,970

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
(Unaudited)

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at June 30, 2013	-	$-	194,263,571	$194,263	$2,532,032	$(3,643,268)	$(916,973)

Issuance of common stock for cashless exercise of warrants at fair value	-	-	38,216,803	38,217	(38,217)	-	-

Issuance of common stock for conversion of debt price per share at fair value ranging from $0.005 to $0.01	-	-	42,935,118	42,935	269,632	-	312,567

Net loss for the six months ended December 31, 2013	-	-	-	-	-	(1,106,089)	(1,106,089)

Balance at December 31, 2013	-	$-	275,415,492	$275,415	$2,763,447	$(4,749,357)	$(1,710,495)

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception on
			February 18, 2009
	Six Months Ended		through
	December 31, 2013	December 31, 2012	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,106,089)	$(594,119)	$(4,749,357)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization expense	354	877	6,061
Common stock issued for services and accounts payable	-	10,000	276,794
Common stock compensation	-	-	44,669
Impairment of intangible asset	-	-	14,727
Forgiveness of debt	-	(10,000)	(10,000)
Loss on change in derivative liability	560,533	94,583	911,217
Amortization of debt discount recorded as interest expense	251,872	122,669	526,087
Gain on settlement and exchange of debt	(7,538)	-	(104,642)
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses and other current assets	6,991	(1,457)	(4,863)
Deposits	-	545	(925)
Increase (Decrease) in:
Accounts payable	2,319	43,224	197,559
Accrued expenses	91,752	82,391	232,091

NET CASH USED IN OPERATING ACTIVITIES	(199,806)	(251,287)	(2,660,582)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,020)	-	(6,218)
Purchase of intangible assets	-	-	(36,718)

NET CASH USED IN INVESTING ACTIVITIES	(2,020)	-	(42,936)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, other	-	68,500	309,053
Promissory notes exchanged	-	(122,000)
Proceeds from convertible notes payable	243,500	274,500	531,000
Payment of notes payable, other	-	(7,500)	(187,053)
Proceeds from issuance of common stock	-	44,980	2,108,129

NET CASH PROVIDED BY FINANCING ACTIVITIES	243,500	258,480	2,761,129

NET INCREASE/(DECREASE) IN CASH	41,674	7,193	57,611

CASH, BEGINNING OF YEAR	15,937	14,554	-

CASH, END OF PERIOD	$57,611	$21,747	$57,611

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$854	$68	$4,449
Taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS

During the six months ended December 31, 2013, the Company issued 38,216,803 shares of common stock for 49,122,092 purchase warrants through a cashless  exercise. Also, the Company converted promissory notes for an aggregate principal amount of $243,500, plus interest of $4,402, and recognized a gain of $7,538.  Upon conversion of the notes the Company issued 42,935,118 shares of common stock at fair value ranging from $0.005 to $0.01. During the six months ended  December 31, 2012, the Company issued 2,000,000 shares of common stock for 3,333,334 purchase warrants through a cashless exercise.

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2013.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended December 31, 2013. The Company also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business. There is no assurance that the Company will be able to continue raising the required capital for its operations.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the period ended December 31, 2013, had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2013, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

ASC Topic 820  measures financial instruments at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	1,130,002	-	-	1,130,002
Convertible notes, net of discount	324,927	-	-	324,927
Total liabilities measured at fair value	$1,454,929	$-	$-	$1,454,929

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended December 31, 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 20,716,670 warrants for the six months ended December 31, 2013.

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

Recently issued pronouncements

Management reviewed accounting pronouncements issued during the six months ended December 31, 2013, and no pronouncements were adopted. That would have a material impact on the Company's Financial Statements.

3.	CAPITAL STOCK

During the six months ended December 31, 2013, the Company issued 38,216,803 shares of common stock through a cashless exercise of 49,122,092 purchase warrants at fair value; issued 42,935,118 shares of common stock for $112,450 in principal for conversion of various convertible notes, plus $4,402 in accrued interest.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

4.	STOCK OPTIONS

The Board of Directors of the Company granted 250,000 non-qualified stock options common stock to a contractor, which are outstanding as of December 31, 2013. Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options are fully vested and are exercisable for a period of five years from the date of grant at an exercise price $0.04 per share.

12/31/2013
Risk free interest rate	0.12%
Stock volatility factor	132%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

12/31/2013
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of year	250,000	$0.04
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	250,000	$0.04
Exercisable at the end of period	250,000	$0.04
Weighted average fair value of options granted during the period		$-

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the period ended December 31, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2013 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2013, based on the grant date fair value estimated. We account for forfeitures as they occur, and no options were forfeited during the six months ended December 31, 2013. There was no stock-based compensation expense recognized in the statement of income during the six months ended December 31, 2013.

Warrants

During the six months ended December 31, 2013, the Company issued 38,216,803 shares of common stock through a cashless exercise of 49,122,092 purchase warrants. The outstanding purchase warrants as of December 31, 2013 was 20,716,670.

5.	CONVERTIBLE PROMISSORY NOTES

On October 19, 2012, the Company received funds of $12,500 pursuant to the terms of a securities purchase agreement which provided for the sale by the Company of 10% convertible promissory notes in the principal amount of up to $75,000.  The convertible promissory note was convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0035 per share or fifty percent (50%) of the lowest trade price of the previous 25 trading days after the effective date. On October 1, 2013, the principal of $12,500, including interest of $1,188 was converted into 6,844,180 shares of common stock. The Company recorded debt discount of $12,500 related to the conversion feature of the notes, along with derivative liabilities at inception. As of the December 31, 2013, the cumulative debt discount amortized, and recorded as interest expense is $12,500, with a remaining net debt discount of $0 at December 31, 2013.

On October 29, 2012, the Company received funds of $40,000 pursuant to the terms of a securities purchase agreement which provided for the sale of 10% convertible promissory notes in the aggregate principal amount of up to $100,000. The Company received additional advances in the amount of $50,000 on various dates in 2013 for a total aggregate principal sum of $90,000. On August 23, 2013, principal in the amount of $500, plus interest of $41 was converted into 270,616 shares of common stock at a fair of $0.007 per share. As of December 31, 2013, there is a principal sum of $89,500. The convertible promissory notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a)$0.01 per share b)fifty percent (50%) of the lowest trading price of the previous 25 trading days or c)lowest price offered. The notes mature one (1) year from the effective dates of each respective advance. The Company recorded debt discount of $90,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the cumulative debt discount amortized, and recorded as interest expense is $72,644, with a remaining net debt discount of $17,356 at December 31, 2013.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On March 7, 2013, the Company received funds in the amount of $10,000 pursuant to the terms of a securities purchase agreement which provided for the sale of 10% convertible promissory notes in the principal amount of up to $100,000.  On October 1, 2013, $10,000 was advanced to the Company on the note for an aggregate principal amount of $20,000, of which $14,450 in principal and $573 in interest was converted into 7,511,300 shares of common stock of the Company, and recognized a loss on conversion of $57,837.  As of December 31, 2013, $5,550 in principle remains on the convertible note. The remaining note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0035 per share or fifty percent (50%) of the lowest trade price recorded on any trade day after the effective date. The note matures one (1) year from the effective date of each respective advance. The Company recorded debt discount of $20,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the cumulative debt discount amortized, and recorded as interest expense is $15,813, with a remaining net debt discount of $4,187 at December 31, 2013.

On March 7, 2013, the Company received funds in the amount of $10,000 pursuant to the terms of a securities purchase agreement entered into for the sale of 10% convertible promissory notes in the principal amount of up to $100,000.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0035 per share or fifty percent (50%) of the lowest trade price recorded on any trade day after the effective date. The note matures one (1) year from the effective date of each respective advance. The Company recorded debt discount of $10,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the cumulative debt discount amortized, and recorded as interest expense is $8,192, with a remaining net debt discount of $1,808 at December 31, 2013.

On April 23, 2013, the Company entered into a securities purchase agreement for the sale of an 8% convertible promissory note in the aggregate principal amount of up to $32,500, for consideration of $32,500. The note matures on January 17, 2014. During the month of October and November 2013, the principal amount of the note of $32,500, plus interest of $1,300 was converted into 8,022,257 shares of common stock of the Company and recognized a loss on conversion of $24,227. The Company recorded a debt discount of $32,500 related to the conversion feature of the note, along with a derivative liability at inception. As of December 31, 2013, the cumulative debt discount amortized, and recorded as interest expense is $32,500, with a remaining net debt discount of $0 at December 31, 2013.

On May 9, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note entered into for the extinguishment of a previous note in the aggregate principal amount of $127,841. The note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.009 or 50% of the lowest trade price after the effective date. The note matured on November 5, 2013, and was extended for six months. As of December 31, 2013, the debt discount amortized, and recorded as interest expense is $22,155, with a remaining net debt discount of $0 at December 31, 2013.

On May 21, 2013, the Company entered into a securities purchase agreement for the sale of an 8% convertible promissory note in the aggregate principal amount of $32,500, for consideration of $32,500. The note matures on February 17, 2014. During the month of November 2013, the principal amount of the note in the amount of $32,500, plus interest of $1,300 was converted into 10,286,765 shares of the Company’s common stock, and recognized a loss on conversion of $24,544. The Company recorded a debt discount of $32,477 related to the conversion feature of the note, along with a derivative liability at inception. As of December 31, 2013, the cumulative debt discount amortized, and recorded as interest expense is $32,477, with a remaining net debt discount of $0 at December 31, 2013.

On June 3, 2013, the Company issued a 10% convertible promissory note in the aggregate principal amount of $55,000, for payment of a   accounts payable. On June 4, 2013, the note was assigned to another lender. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0085 per share, b) fifty percent (50%) of the lowest trading price of the common stock recorded on any trade day after the effective date or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock, or adjustments. During the month of December 2013, the Company issued 10,000,000 shares of common stock upon conversion of $20,000 in principal leaving a remaining balance of $35,000. The Company recognized a loss on conversion of $33,000. The note matures one (1) year from the effective date. The Company recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. As of December 31, 2013, the cumulative debt discount amortized, and recorded as interest expense is $40,137, with a remaining net debt discount of $14,863 at December 31, 2013.

On July 29, 2013, the Company received funds of $42,500 pursuant to the terms of a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of up to $42,500. The note is convertible into shares of common stock of the Company at a price equal to 58% times the average of the lowest three trading prices for the common stock during the ten days prior to the conversion. The note matures on April 11, 2014. The Company recorded debt discount of $42,500 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the cumulative debt discount amortized, and recorded as interest expense is $25,732, with a remaining net debt discount of $16,768 at December 31, 2013.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On August 9, 2013, the Company received funds of $15,000 pursuant to the terms of a securities purchase agreement entered into for the sale of 10% convertible promissory notes in the aggregate principal amount of up to $100,000. The Company received additional advances in the aggregate amount of $85,000 during the six months ended December 31, 2013 for a total aggregate principal sum of $100,000. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0048 per share; b) fifty percent (50%) of the lowest trading price after the effective date of each respective advance or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of each respective advance. The notes mature six (6) months from the effective dates of each respective advance. The Company recorded debt discount of $100,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the cumulative debt discount amortized, and recorded as interest expense is $47,939, with a remaining net debt discount of $52,061 at December 31, 2013.

On October 2, 2013, the Company received funds of $32,500 pursuant to the terms of a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of up to $32,500. The note is convertible into shares of common stock of the Company at a price equal to 58% times the average of the lowest three trading prices for the common stock during the ten days prior to the conversion. The note matures on June 17,, 2014. The Company recorded debt discount of $25,086 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the cumulative debt discount amortized, and recorded as interest expense is $8,751, with a remaining net debt discount of $16,335 at December 31, 2013.

On December 5, 2013, the Company received funds of $32,500 pursuant to the terms of a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of up to $32,500. The note is convertible into shares of common stock of the Company at a price equal to 58% times the average of the lowest three trading prices for the common stock during the ten days prior to the conversion. The note matures on August 22, 2014. The Company recorded debt discount of $32,497 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the cumulative debt discount amortized, and recorded as interest expense is $3,250, with a remaining net debt discount of $29,247 at December 31, 2013.

On December 16, 2013, the Company received funds of $26,000 pursuant to the terms of a securities purchase agreement entered into for the sale of 10% convertible promissory notes in the aggregate principal amount of up to $100,000.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The notes mature six (6) months from the effective dates of each respective advance. The Company recorded debt discount of $26,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the cumulative debt discount amortized, and recorded as interest expense is $2,167, with a remaining net debt discount of $23,833 at December 31, 2013.

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

At the time of conversion, the Company recognized losses on extinguishment of debt at fair value of $195,715, and recorded a gain as the extinguishment of the associated derivative liability of $203,253, which resulted in a net gain on extinguishment of debt of $7,438 for the six months ended December 31, 2013.

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.0048 - $0.02
Conversion price for the debt	$0.002 - $0.0116
Dividend yield	0.00%
Years to Maturity	6 months - 1 year
Risk free rate	.03% - .18%
Expected volatility	51.13% - 283.73%

The value of the derivative liability at December 31, 2013 was $1,130,002.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

6.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC Topic 855 and noted the following items:

On January 3, 2014, the Company issued 5,630,772 shares of common stock upon conversion of 8,133,336 purchase warrants through a cashless exercise.

On January 13, 2014, the Company issued 2,307,692 shares of common stock upon conversion of 3,333,334 purchase warrants through a cashless exercise.

On January 13, 2014, the Company issued 10,000,000 shares of common stock upon conversion of a convertible note for the principal amount of $20,000 at a fair value of $0.002 per share.

On January 13, 2014, the Company received an additional advance in the amount of $15,000 pursuant to the terms of a securities purchase agreement entered into on December 16, 2013, which provided for the sale of a of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The note matures six (6) months from the effective dates of each respective advance.

On January 15, 2014, the Company issued 4,205,137 shares of common stock upon conversion of a convertible note for the principal amount of $7,500, plus interest of $910 at a fair value of $0.002 per share.

On January 23, 2014, the Company issued 5,898,699 shares of common stock upon conversion of a convertible note for the principal amount of $10,500, plus interest of $1,297 at a fair value of $0.002 per share.

On January 28, 2014, the Company received an additional advance in the amount of $25,000 pursuant to the terms of a securities purchase agreement entered into on December 16, 2013, for the sale of a of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The note matures six (6) months from the effective dates of each respective advance.

On January 28, 2014, the Company issued 8,875,000 shares of common stock upon conversion of a convertible note for the principal amount of $17,750 at a fair value of $0.002 per share.

On January 30, 2014, the Company issued 4,687,500 shares of common stock upon conversion of a convertible note for the principal amount of $15,000 at a fair value of $0.0032 per share.

On February 4, 2014, the Company issued 3,380,548 shares of common stock upon conversion of a convertible note for the principal amount of $6,000, plus accrued interest of $761 at a fair value of $0.002 per share.

On February 4, 2014, the Company issued 5,172,414 shares of common stock upon conversion of a convertible note for the principal amount of $15,000 at a fair value of $0.0029 per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion may  contain forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements that are not of historical fact may  be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology. Forward-looking statements in this Report may  also include references to anticipated sales volume and product margins, efforts aimed at establishing new or improving existing relationships with customers, other business development activities, anticipated financial performance, business prospects and similar matters. Actual events or results may  differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed by the Company with the United States Securities and Exchange Commission. These factors may  cause our actual results to differ materially from any forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements.

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

Hydrogen has a number of applications from chemical processing, petroleum recovery and refining, metal production and fabrication, aerospace, and fuel cells. The sectors with the greatest demand for hydrogen are petroleum refineries for hydrocracking and ammonia production for fertilizer.  Transportation fuel is an emerging sector which we believe has an enormous potential in the future.    We believe fuel cell technology will be the major growth driver of hydrogen in the future as many major automobile manufacturers such as Honda and Nissan bring hydrogen powered cars to market.

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

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements, and the following pronouncement was adopted during the three months ended December 31, 2013.

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

Liquidity and Capital Resources

As of December 31, 2013, we had a working capital deficit of $1,733,568 as compared to $938,380 as of June 30, 2013. This increase in working capital deficit of $795,188 was due primarily to an increase in accounts payable, accrued expenses, derivative liabilities and convertible notes.

Cash flow used in operating activities was $199,806 for the six months ended December 31, 2013 and $251,287 for the prior period ended December 31, 2012. The decrease in cash used by operating activities was primarily due to a decrease in prepaid expenses, deposits, and accounts payable, and accrued expenses, with an increase in loss on derivative liability, amortization of debt discount, and gain on settlement on debt.  The Company is in its development stage and has had no revenues.

Cash used in investing activities for the six months ended December 31, 2013 was $2,020, compared to $0 for the prior period ended December 31, 2012. The increase was due to purchases of tangible assets for the current period.

Cash provided by financing activities during the six months ended December 31, 2013 was $243,500 and $258,480 for the prior period ended December 31, 2012.  The decrease in financing activities was due to less equity financing with notes, and no equity financing through private placements during the current period.

Our financial statements as of December 31, 2013 have been prepared under the assumption that we will continue as a going concern from inception (February 18, 2009) through December 31, 2013. Our independent registered public accounting firm have issued their report dated September 27, 2013 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon  our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our current cash balance as of January 31, 2014 will fund our operations for the next sixty days as we continue working to develop a prototype of our technology. As a result of our inability to raise sufficient financing in our fourth fiscal quarter, our CEO and certain vendors have not been fully compensated for their services. We are seeking further financing through the sales of our securities. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. If we are unable to obtain additional financing, we may be forced to curtail our operations.

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

Results of Operations for the Three Months Ended December 31, 2013 compared to Three Months Ended December 31, 2012.

Operating Expenses

Operating expenses for the three months ended December 31, 2013 were $126,965 and $180,803 for the prior period ended December 31, 2012. The decrease in operating expenses was attributed to reduction in investor relations expenses and payments for research and development made in a subsequent quarter.

Other Income/(Expenses)

Other income and (expenses) for the three months ended December 31, 2013 were $681,382 and $(201,792) for the prior period ended December 31, 2012. The increase in income and (expenses) was the result of an increase in net loss on change in fair value of the derivative instruments of $934,141, amortization of debt discount of $52,000, gain on settlement of debt of $7,460, and interest expense of $6,427. The increase in other income and (expenses) was due to the issuance of convertible promissory notes.

Net Loss

For the three months ended December 31, 2013, our net income was $554,417 compared to a net loss of $(382,595) for the prior period December 31, 2012. The decrease in net loss was related primarily to other income and (expenses) due to non-cash cost associated with the derivatives.  We recently began operating our business, and no revenues were generated to cover our operating costs, since we are in the development stage of our Company.

Results of Operations for the Six Months Ended December 31, 2013 compared to Six Months Ended December 31, 2012.

Operating Expenses

Operating expenses for the six months ended December 31, 2013 were $279,286 and $380,317 for the prior period ended December 31, 2012. The decrease in operating expenses was attributed to reduction in investor relations expenses and payments for research and development made in a subsequent quarter. .

Other Income/(Expenses)

Other income and (expenses) for the six months ended December 31, 2013 were $826,803 and $213,802 for the prior period ended December 31, 2012. The increase in income and (expenses) was the result of an increase in net loss on change in fair value of the derivative instruments of $465,950, amortization of debt discount of $129,203, gain on settlement of debt of $7,538, and interest expense of $25,386. The increase in other income and (expenses) was due to the issuance of convertible promissory notes in a debt financing transaction.

Net Loss

For the six months ended December 31, 2013, our net loss was $1,106,089 and $594,119 for the prior period December 31, 2012. The increase in net loss was related primarily to other income and (expenses) due to non-cash cost associated with the derivatives.  We recently began operating our business, and no revenues were generated to cover our operating costs, since we are in the development stage of our Company.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risks Factors

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K/A filed with the SEC on October 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2013, the Company issued 7,005,408 shares of common stock through a cashless exercise of 9,600,004 purchase warrants. Also, the Company issued 42,664,502 shares of common stock upon conversion of convertible notes in the amount of $112,450 in principal, and $4,402 in interest.

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

HYPERSOLAR, INC.

February 11, 2014	By:	/s/ Timothy Young
Timothy Young
Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)