Form 10-Q
period 2014-03-31
Hypersolar, Inc.
filed 2014-05-15
CIK 1481028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

There were 399,043,630 shares of the registrant's common stock, par value $0.001, issued and outstanding as of May 13, 2014.

HYPERSOLAR, INC.
INDEX

PART I.  Financial Information

HYPERSOLAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2014	June 30, 2013
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$55,882	$15,937
Prepaid expenses and other current assets	2,140	11,855

TOTAL CURRENT ASSETS	58,022	27,792

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	4,198
Less: accumulated depreciation	(4,311)	(3,965)

NET PROPERTY AND EQUIPMENT	1,907	233

OTHER ASSETS
Deposits	925	925
Domain, net of amortization $2,008 and $1,742, respectively	3,307	3,573
Patents	16,676	16,676

TOTAL OTHER ASSETS	20,908	21,174

TOTAL ASSETS	$80,837	$49,199

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$88,578	$121,240
Accrued expenses	218,706	130,205
Derivative liability	12,743,419	536,640
Convertible promissory notes, net of debt discount of $150,919 and $192,254, respectively	331,472	178,087

TOTAL CURRENT LIABILITIES	13,382,175	966,172

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value;
500,000,000 authorized common shares
384,991,623 and 194,263,571 shares issued and outstanding, respectively	384,991	194,263
Additional Paid in Capital	4,016,706	2,532,032
Deficit Accumulated during the Development Stage	(17,703,035)	(3,643,268)

TOTAL SHAREHOLDERS' DEFICIT	(13,301,338)	(916,973)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$80,837	$49,199

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception on
					February 18, 2009
	For the Three Months Ended		For the Nine Months Ended		through
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	105,883	119,391	327,843	389,486	2,814,575
Research and development cost	21,729	-	78,703	109,345	673,108
Depreciation and amortization	257	88	611	965	6,318

TOTAL OPERATING EXPENSES	127,869	119,479	407,157	499,796	3,494,001

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(127,869)	(119,479)	(407,157)	(499,796)	(3,494,001)

OTHER INCOME/(EXPENSES)
Impairment of intangible asset	-	-	-	-	(14,727)
Gain on forgiveness of debt	-	-	-	10,000	10,000
Gain/(Loss) on settlement of debt	25,293	-	32,831	-	129,935
Gain/(Loss) on change in derivative liability	(12,694,787)	8,723	(13,255,320)	(85,860)	(13,606,004)
Penalties	-	-	-	-	(157)
Interest expense	(156,313)	(52,661)	(430,121)	(181,880)	(728,081)

TOTAL OTHER INCOME/(EXPENSES)	(12,825,807)	(43,938)	(13,652,610)	(257,740)	(14,209,034)

NET INCOME/ (LOSS)	$(12,953,676)	$(163,417)	$(14,059,767)	$(757,536)	$(17,703,035)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.00)	$(0.05)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	334,908,982	168,585,170	261,328,257	167,772,481

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
(Unaudited)

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at June 30, 2013	-	$-	194,263,571	$194,263	$2,532,032	$(3,643,268)	$(916,973)

Issuance of common stock for cashless exercise of warrants at fair value	-	-	54,846,527	54,847	(54,847)	-	-

Issuance of common stock for conversion of debt price per share at fair value ranging from $0.005 to $0.01	-	-	135,881,525	135,881	1,539,521	-	1,675,402

Net loss for the nine months ended March 31, 2014	-	-	-	-	-	(14,059,767)	(14,059,767)

Balance at March 31, 2014	-	$-	384,991,623	$384,991	$4,016,706	$(17,703,035)	$(13,301,338)

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception on
			February 18, 2009
	Nine Months Ended		through
	March 31, 2014	March 31, 2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,059,767)	$(757,536)	$(17,703,035)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization expense	611	965	6,318
Common stock issued for services and accounts payable	-	10,000	276,794
Common stock compensation	-	-	44,669
Impairment of intangible asset	-	-	14,727
Forgiveness of debt	-	(10,000)	(10,000)
Loss on change in derivative liability	13,255,320	85,860	13,606,004
Amortization of debt discount recorded as interest expense	396,838	168,641	671,054
Gain on settlement and exchange of debt	(32,831)	-	(129,935)
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses and other current assets	9,715	5,661	(2,140)
Deposits	-	545	(925)
Increase (Decrease) in:
Accounts payable	(32,662)	113,880	162,578
Accrued expenses	107,241	104,210	247,580

NET CASH USED IN OPERATING ACTIVITIES	(355,535)	(277,774)	(2,816,311)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,020)	-	(6,218)
Purchase of intangible assets	-	-	(36,718)

NET CASH USED IN INVESTING ACTIVITIES	(2,020)	-	(42,936)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, other	-	68,500	309,053
Proceeds from convertible notes payable	397,500	172,500	685,000
Payment of notes payable, other	-	(7,500)	(187,053)
Proceeds from issuance of common stock	-	44,980	2,108,129

NET CASH PROVIDED BY FINANCING ACTIVITIES	397,500	278,480	2,915,129

NET INCREASE/(DECREASE) IN CASH	39,945	706	55,882

CASH, BEGINNING OF YEAR	15,937	14,554	-

CASH, END OF PERIOD	$55,882	$15,260	$55,882

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,077	$68	$4,672
Taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of debt at fair value	$1,675,402	$-
Issuance of common stock upon cashless conversion of warrants	$54,847	$-

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2013.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended March 31, 2014. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business. There is no assurance that the Company will be able to continue raising the required capital.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the nine months ended March 31, 2014, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2014, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

ASC Topic 820 measures financial instruments at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2014:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	12,743,419	-	-	12,743,419
Convertible notes, net of discount	331,472	-	-	331,472
Total liabilities measured at fair value	$13,074,891	$-	$-	$13,074,891

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No outstanding shares for the convertible debt were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Recently issued pronouncements
Management reviewed accounting pronouncements issued during the nine months ended March 31, 2014, and no pronouncements were adopted.

3.	CAPITAL STOCK

During the nine months ended March 31, 2014, the Company issued 54,846,527 shares of common stock through a cashless exercise of 69,838,762 purchase warrants at fair value.

During the nine months ended March 31, 2014, the Company issued 135,881,525 shares of common stock for $285,450 in principal for conversion of various convertible notes, plus $18,739 in accrued interest.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

4.	STOCK OPTIONS

As of March 31, 2014, 250,000 non-qualified stock options common stock to a contractor were outstanding. Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options are fully vested and are exercisable for a period of five years from the date of grant at an exercise price $0.04 per share.

A summary of the Company’s stock option activity and related information follows:

3/31/2014
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of year	250,000	$0.04
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	250,000	$0.04
Exercisable at the end of period	250,000	$0.04
Weighted average fair value of options granted during the period		$-

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the nine months ended March 31, 2014, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2014 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to March 31, 2014, based on the grant date fair value estimated. We account for forfeitures as they occur, and no options were forfeited during the nine months ended March 31, 2014. There was no stock-based compensation expense recognized in the statement of income during the nine months ended March 31, 2014.

Warrants

During the nine months ended March 31, 2014, the Company issued 54,846,527 shares of common stock through a cashless exercise of 69,838,762 purchase warrants. There were no outstanding purchase warrants as of March 31, 2014.

5.	CONVERTIBLE PROMISSORY NOTES

On October 19, 2012, the Company received funds of $12,500 in consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the principal amount of up to $75,000.  The Company received an additional advance on March 7, 2013 in the amount of $10,000 for an aggregate total of $22,500. During the nine months ended March 31, 2014, principal of $22,500, including interest of $2,188 was fully converted into 13,129,894 shares of common stock of the Company. The Company recorded debt discount of $12,500 related to the conversion feature of the notes, along with derivative liabilities at inception. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $10,651 for the nine months ended March 31, 2014.

On October 29, 2012, the Company received funds of $40,000 in consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Company received additional advances in the amount of $50,000 on various dates in 2013 for a total aggregate principal sum of $90,000. During the nine months ended March 31, 2014, principal in the amount of $86,000, plus interest of $8,928 was converted into 52,279,728 shares of common stock of the Company. As of March 31, 2014, the remaining principal balance is $4,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a)$0.01 per share b)fifty percent (50%) of the lowest trading price of the previous 25 trading days or c)lowest price offered. The note matures one (1) year from the effective dates of each respective advance. The Company recorded debt discount of $90,000 related to the conversion feature of the notes, along with derivative liabilities at inception. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $55,066 for the nine months ended March 31, 2014.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On March 7, 2013, the Company received funds in the amount of $10,000 in the consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note for a principal amount of up to $100,000.  On October 1, 2013, $10,000 was advanced to the Company on the note for an aggregate principal amount of $20,000, of which $14,450 in principal and $573 in interest was converted into 7,511,300 shares of common stock of the Company.  As of March 31, 2014, $5,550 in principle remains on the convertible note. The remaining note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0035 per share or fifty percent (50%) of the lowest trade price recorded on any trade day after the effective date. The note matures one (1) year from the effective date of each respective advance. The Company recorded debt discount of $20,000 related to the conversion feature of the notes, along with derivative liabilities at inception. The Company recorded amortization of debt discount, which was recognized as interest expense of $14,044 during the nine months ended March 31, 2014.

On April 23, 2013, the Company entered into a securities purchase agreement for the sale of an 8% convertible promissory note in the aggregate principal amount of up to $32,500, for consideration of $32,500. During the month of October and November 2013, the principal amount of the note of $32,500, plus interest of $1,300 was fully converted into 8,022,257 shares of common stock of the Company. The Company recorded amortization of debt discount, which was recognized as interest expense of $24,289 during the nine months ended March 31, 2014.

On May 9, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note entered into for the extinguishment of a previous note in the aggregate principal amount of $127,841. The note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.009 or 50% of the lowest trade price after the effective date. The note matured on November 5, 2013, and was extended for six months to May 5, 2014. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $15,755 during the nine months ended March 31, 2014.

On May 21, 2013, the Company entered into a securities purchase agreement for the sale of an 8% convertible promissory note in the aggregate principal amount of $32,500, for consideration of $32,500. During the month of November 2013, the principal amount of the note in the amount of $32,500, plus interest of $1,300 was fully converted into 10,286,765 shares of the Company’s common stock of the Company.  The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $27,701 during the nine months ended March 31, 2014.

On June 3, 2013, the Company entered into a 10% convertible promissory note in the aggregate principal amount of $55,000, for payment of a   accounts payable. On June 4, 2013, the note was assigned to another lender. The note, plus interest of $2,750 was fully converted during the months of December 2013 and January 2014 into 28,875,000 shares of common stock of the Company. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $51,082 during the nine months ended March 31, 2014.

On July 29, 2013, the Company received funds of $42,500 in consideration for issuance of a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of up to $42,500. The note was fully converted on various dates in January and February of 2014, into 15,776,581 shares of common stock of the Company for principal in the amount of $42,500, plus accrued interest of $1,700. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $42,500 during the nine months ended March 31, 2014.

On August 9, 2013, the Company received funds of $15,000 in consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Company received additional advances in the aggregate amount of $85,000 during the nine months ended March 31, 2014 for a total aggregate principal sum of $100,000. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0048 per share; b) fifty percent (50%) of the lowest trading price after the effective date of each respective advance or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of each respective advance. The notes matured six (6) months from the effective dates of each respective advance, and each advance was extended for another six (6) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $88,439 during the nine months ended March 31, 2014.

On October 2, 2013, the Company received funds of $32,500 in consideration for issuance of a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of up to $32,500. The note is convertible into shares of common stock of the Company at a price equal to 58% times the average of the lowest three trading prices for the common stock during the ten days prior to the conversion. The note matures on June 17, 2014. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $17,501 during the nine months ended March 31, 2014.

On December 5, 2013, the Company received funds of $32,500 in consideration for issuance of a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of up to $32,500. The note is convertible into shares of common stock of the Company at a price equal to 58% times the average of the lowest three trading prices for the common stock during the ten days prior to the conversion. The note matures on August 22, 2014. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $14,499 during the nine months ended March 31, 2014.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On December 16, 2013, the Company received funds of $26,000 in consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000.  The Company received additional advances in the amount of $74,000 for an aggregate sum of $100,000.The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The notes mature six (6) months from the effective dates of each respective advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $28,222 during the nine months ended March 31, 2014.

On March 5, 2014, the Company received funds of $30,000 in consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000.  The Company received an additional advance in the amount of $50,000 for an aggregate sum of $80,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The notes mature six (6) months from the effective dates of each respective advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $7,111 during the nine months ended March 31, 2014.

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

At the time of conversion, the Company recognized losses on extinguishment of debt at fair value of $1,371,214, and recorded a gain as the extinguishment of the associated derivative liability of $1,404,045, which resulted in a net gain on extinguishment of debt of $32,831 for the nine months ended March 31, 2014.

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.0048 - $0.05
Conversion price for the debt	$0.002 - $0.0116
Dividend yield	0.00%
Years to Maturity	6 months -1 year
Risk free rate	.03% - .18%
Expected volatility	51.13% - 523.07%

The value of the derivative liability at March 31, 2014 was $12,743,419.

HYPERSOLAR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

6.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC Topic 855 and noted the following items:

On April 3, 2014, the Company issued 1,557,604 shares of common stock upon conversion of a convertible note for the principal amount of $32,500, plus accrued interest of $1,300.

On April 16, 2014, the Company issued 2,474,834 shares of common stock upon conversion of a convertible note for the principal amount of $4,000, plus accrued interest of $331.

On April 24, 2014, the Company issued 10,019,569 shares of common stock upon conversion of a convertible note for the principal amount of $16,000, plus accrued interest of $1,534.

On May 9, 2014, the Company received an additional advance in the amount of $20,000 in consideration for issuance of a securities purchase agreement entered into on March 5, 2014, for the sale of a of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The note matures six (6) months from the effective dates of each respective advance.

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

In addition to the many industrial uses of hydrogen, one of the most intriguing uses, is for fuel cells for transportation. A fuel cell is a device that converts the chemical energy from a fuel into electricity through a chemical reaction with oxygen or another oxidizing agent, using hydrogen as the most common fuel. Although there are currently no fuel cell vehicles available for commercial sale, carmakers are hopeful that hydrogen fuel cells and infrastructure technologies will be developed in the future. (http://world.honda.com/FuelCell/)

Our research is centered on developing a low-cost and submersible hydrogen production particle that can split water molecules under the sun, emulating the core functions of photosynthesis. Each particle is a complete hydrogen generator that contains a novel high voltage solar cell bonded to chemical catalysts by a proprietary encapsulation coating.  We are striving to reach an open circuit voltage goal of 1.5 to effectively split the water molecules to produce hydrogen with our technology.

Recent Developments

On February 11, 2014, we announced that our artificial photosynthesis technology is now capable of producing 1.2 volt open circuit voltage for use in direct solar hydrogen production. This achievement represents another 10% increase over the previous 1.1 volt reached and announced in December 2013.

On March 21, 2014 we filed a joint patent application with the University of California, Santa Barbara for the “method of manufacture of multi-junction artificial photosynthetic cells.”

On April 4, 2014 we extended our Sponsored Research Agreement dated February 12, 2012, through December 31, 2014.

In January of 2014, we temporarily moved our administrative offices to the Synergy Business and Technology Center at 1 North Calle Cesar Chavez, Suite 102, Santa Barbara, CA 93103 due to construction at our building at 510 Castillo St, Suite 304, Santa Barbara, CA 93101.  Our plan is to relocate back to our office at 510 Castillo St, Suite 304, Santa Barbara, CA 93101 in June of 2014.  All mail is still received at the Castillo Street address.

Market Opportunity

Hydrogen has a number of applications from chemical processing, petroleum recovery and refining, metal production and fabrication, aerospace, and fuel cells. The sectors with the greatest demand for hydrogen are petroleum refineries for hydrocracking and ammonia production for fertilizer. Transportation fuel is an emerging sector which we believe has an enormous potential in the future.  We believe fuel cell technology will be the major growth driver of hydrogen in the future as many major automobile manufacturers such as Honda, Hyundai, BMW and Toyota bring hydrogen powered cars to market.

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

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements, and no pronouncements were adopted during the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, we had a working capital deficit of $13,324,153 as compared to $938,380 as of June 30, 2013. This increase in working capital deficit of $12,385,773 was due primarily to an increase in accrued expenses, convertible notes, and non-cash derivative liability, with a decrease in accounts payable.

Cash flow used in operating activities was $355,535 for the nine months ended March 31, 2014 and $277,774 for the prior period ended March 31, 2013. The decrease in cash used by operating activities was primarily due to a decrease in prepaid expenses, and accounts payable,  with an increase in accrued expenses, loss on derivative liability, amortization of debt discount, and gain on settlement on debt.  The Company is in its development stage and has had no revenues.

Cash used in investing activities for the nine months ended March 31, 2014 was $2,020, compared to $0 for the prior period ended March 31, 2013. The increase was due to purchases of tangible assets for the current period.

Cash provided by financing activities during the nine months ended March 31, 2014 was $397,500 and $278,480 for the prior period ended March 31, 2014. The increase in financing activities was due to equity financing with convertible notes through private placements during the current period.

Our financial statements as of March 31, 2014 have been prepared under the assumption that we will continue as a going concern from inception (February 18, 2009) through March 31, 2014. Our independent registered public accounting firm have issued their report dated September 27, 2013 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our current cash balance as of April 30, 2014 will fund our operations for the next sixty days as we continue working to develop a prototype of our technology. As a result of our inability to raise sufficient financing in our third fiscal quarter, our CEO and certain vendors have not been fully compensated for their services. We are seeking further financing through the sales of our securities. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. If we are unable to obtain additional financing, we may be forced to curtail our operations.

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

Results of Operations for the Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 were $127,869 and $119,479 for the prior period ended March 31, 2014. The net increase in operating expenses consisted primarily of the research and development cost. The decrease was due to the Company utilizing less equity financing for services and reduction in cost associated with outside consultants.

Other Income/(Expenses)

Other income and (expenses) for the three months ended March 31, 2014 were $12,825,807 and $43,938 for the prior period ended March 31, 2014. The increase in other income and (expenses) was the result of an increase in net loss on change in fair value of the derivative instruments of $12,703,510, amortization of debt discount of $98,993, gain on settlement of debt of $25,293, and interest expense of $4,659. The increase in other income and (expenses) was due to the Company entering into debt financing with convertible promissory notes.

Net Loss

For the three months ended March 31, 2014, our net loss was $12,953,676 compared to a net loss of $163,417 for the prior period March 31, 2013. The increase in net loss was related primarily to other income and (expenses) due to non-cash cost associated with the derivatives. We recently began operating our business, and no revenues were generated to cover our operating costs, since we are in the development stage of our Company.

Results of Operations for the Nine Months Ended March 31, 2014 compared to Nine Months Ended March 31, 2013.

Operating Expenses

Operating expenses for the nine months ended March 31, 2014 were $407,157 and $499,796 for the prior period ended March 31, 2014. The net decrease in operating expenses consisted primarily of the investor relations and research and development cost. The decrease was due to the Company utilizing less equity financing for services and reduction in cost associated with outside consultants.

Other Income/(Expenses)

Other income and (expenses) for the nine months ended March 31, 2014 were $13,652,610 and $257,740 for the prior period ended March 31, 2014. The increase in income and (expenses) was the result of an increase in net loss on change in fair value of the derivative instruments of $13,169,460, amortization of debt discount of $228,198, gain on settlement of debt of $32,831, and interest expense of $20,043, with a decrease in forgiveness of debt of $10,000. The increase in other income and (expenses) was due to the Company entering into debt financing with convertible promissory notes.

Net Loss

For the nine months ended March 31, 2014, our net loss was $14,059,767 and $757,536 for the prior period March 31, 2013. The increase in net loss was related primarily to other income and (expenses) due to non-cash cost associated with the derivatives.

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

ITEM 1A . Risks Factors

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K/A filed with the SEC on October 31, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014 the Company issued 92,946,407 shares of common stock upon conversion of promissory notes in the amount of $173,000 in principal, plus $14,336 in accrued interest.

During the three months ended March 31, 2014, the Company issued 16,629,724 shares of common stock upon a cashless conversion of 20,716,670 shares of common stock purchase warrants.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended in connection with the sale and issuances of its shares of common stock described above.

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

HYPERSOLAR, INC.

May 15, 2014	By:	/s/ Timothy Young
Timothy Young
Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)