Form 10-K
period 2014-06-30
Hypersolar, Inc.
filed 2014-09-23
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-54437

HYPERSOLAR, INC.

(Name of registrant in its charter)

NEVADA	26-4298300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 East Micheltorena, Suite A, Santa Barbara, CA 93101

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second quarter was approximately $1,345,794.

The number of shares of registrant’s common stock outstanding, as of September 22, 2014 was 448,562,525.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.       BUSINESS.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K  to “Hypersolar”, the “Company”, “we”, “us”, or “our” refer to Hypersolar, Inc.

Overview

Inspired by the photosynthetic process that plants use to harness the power of the sun to create energy molecules, we are developing a novel solar-powered particle system that mimics photosynthesis to separate hydrogen from water.  On November 15, 2011, we filed a patent application to protect the intellectual property rights to the production of renewable hydrogen and natural gas using sunlight, water, and carbon dioxide.

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

In addition to the many industrial uses of hydrogen, one of the most intriguing uses, is for fuel cells for transportation. A fuel cell is a device that converts the chemical energy from a fuel into electricity through a chemical reaction with oxygen or another oxidizing agent, using hydrogen as the most common fuel. In 2013, many automotive manufacturers announced plans to develop hydrogen vehicles including Toyota, Honda, Hyundai, and BMW. Source:

(http://www.driveclean.ca.gov/Search_and_Explore/Technologies_and_Fuel_Types/Hydrogen_Fuel_Cell.php)

On May 20, 2014 the first Hyundai fuel cell vehicles (FCEV’s) rolled onto U.S. soil marking the first delivery of mass-produced fuel cell hydrogen vehicles in the U.S. market. (Source: http://www.hyundainews.com/us/en-us/Media/PressRelease.aspx?mediaid=40852&title=hyundais-first-mass-produced-tucson-fuel-cell-cuvs-arrive-in-southern-california)

Our research is centered on developing a low-cost and submersible hydrogen production particle that can split water molecules under the sun, emulating the core functions of photosynthesis. Each particle is a complete hydrogen generator that contains a novel high voltage solar cell bonded to chemical catalysts by a proprietary encapsulation coating.  We are striving to reach an open circuit voltage (OCV) goal of 1.5 to effectively split the water molecules to produce hydrogen with our technology. On February 11, 2014, we announced that we had reached open circuit voltage of 1.2. We are currently working on increasing the OCV to 1.5 and building a larger proof of concept prototype of our technology.

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

Technology for Making Renewable Hydrogen from Sunlight

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

While the concept of water splitting is very appealing, the following challenges must be addressed for renewable hydrogen to be commercially viable:

●	Energy Inefficiency — Since hydrogen is an energy carrier, the most energy it can store is 100% of the input energy. However, conventional systems approach to electrolysis lose so much of the input energy in system components, wires and electrodes resulting in only a small portion of electricity making it into the hydrogen molecules. This translates to high production cost and is the fundamental problem with water splitting for hydrogen production. We intend to address this problem with our low cost and energy efficient particle technology.

●	Need for Clean Water — Conventional electrolysis requires highly purified clean water to prevent fouling of system components. This prevents current technology from using large quantities of available water from oceans, rivers, industrial waste and municipal waste as feedstock. Our technology is being designed to use any natural water or waste water for the unlimited production of renewable hydrogen.

Technology

Electrolysis water-splitting in its simplest form is the transfer of "input electrons" in the following chemical reactions:

●	Cathode (reduction): 2 H2O + 2e- -> H2 + 2 OH-
●	Anode (oxidation): 4 OH- -> O2 + 2 H2O + 4 e-

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

To address this fundamental electron transfer efficiency problem, we are developing a novel self-contained particle to maximally ensure that every single electron is put to work in splitting a water molecule. Our self-contained particle has two very important features:

●	Self-contained Photoelectrochemical System — Our low cost self-contained particle is designed to mimic photosynthesis and contains a solar absorber that generates electrons from sunlight, as well as integrated cathode and anode areas to readily split water and transfer those electrons to the molecular bonds of hydrogen. Unlike solar panels or wind turbines that produce lots of electrons that will be lost before reaching the hydrogen bonds, our particles are optimized to ensure maximal electron generation and utilization efficiency. Consequently, our particles use much less photovoltaic elements, an expensive material, than conventional solar panels to achieve the same system level efficiency. Thereby significantly lowering the system cost of what is essentially an electrolysis process.

●	Protective Coating — The biggest problem with submerging photovoltaic elements in water for direct electrolysis is corrosion and short circuiting. To address this problem, we are developing a protective coating that encapsulates key elements of the particle to allow it to function for a long period of time in a wide range of water conditions without corrosion. This allows the particles to be submerged or dissolved into any water, such as sea water, runoff water, river water, or waste water, instead of purified distilled water.

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

HyperSolar H2Generator™

Since our particles are intended to mimic the natural room temperature conditions of photosynthesis, they can be housed in very low cost reactors such as glass vessels or clear plastic bags. To facilitate the commercial use of our self-contained particle technology we are developing a modular system that will enable the daily production and storage of hydrogen for any time use in electricity generation, oil and gas refining, fertilizer manufacturing or any other current and future applications of hydrogen.

The HyperSolar H2Generator comprise of the following primary stages:

●	Reactor Vessels — These reactors resemble transparent rectangular boxes containing water and tens of thousands of self-contained particles suspended in solution. When exposed to sunlight, hydrogen gas will bubble up into an air gap on top for separation and collection.
●	Hydrogen Compressor — Produced hydrogen gas will be compressed for space efficient storage
●	Hydrogen Storage — Hydrogen can be stored in compressed gas tanks or chemical canisters depending on the application.

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

Intellectual Property

On November 15, 2011 we filed a provisional patent application with the U.S. Patent and Trademark Office to protect the intellectual property rights for ”Photoelectrochemically Active Heterostructures, Methods For Their Manufacture, And Methods And Systems For Producing Desired Products.” Disclosed in that patent application are methods for producing desired chemical products, including hydrocarbons such as methane and other alkanes, synthesis gas (carbon monoxide and hydrogen), and methanol, from carbon dioxide and oxidizable reactant compounds in wastewater as a feedstock using solar energy to drive at least a portion of the chemical reaction process (e.g., to produce hydrogen gas).  Photoelectrochemical processes employ photoelectrochemically active heterostructures (PAHs) to absorb sunlight and transform the light energy into electrochemical potential energy, which converts reactants containing hydrogen atoms into products, which react with carbon dioxide to form desired chemical products.  On November 14, 2012, we filed the utility patent application for the above and the examination and prosecution of this patent are ongoing.

In February of 2012, we entered into a sponsorship research agreement with the University of California, Santa Barbara.  As a result of that agreement, in September of 2012, we jointly filed with the university an additional patent application to protect the intellectual property rights of our proprietary coating for protecting our semiconductor devices from corrosion in various types of water.  This patent is titled:  “Process And Systems For Stable Operation of Electroactive Devices”  The present invention is directed towards processes and systems for stable operation of electrical, electrochemical, photoelectrochemical and photosynthetic devices with increased efficiency, stability, and low cost. In particular, what is disclosed are new functional coating materials and applications of those coatings that are optically transparent, electronically conducting, electrocatalytically active, thermally stable, and which can be applied conformally and easily on an electroactive unit for stable and efficient operation.  We believe this patent will be valuable beyond our specific utilization in developing hydrogen from water using the power of the sun. In February of 2013, we filed the utility patent application for the above and the examination and prosecution of this patent are ongoing.

In March of 2014, jointly with the University of California, we filed an additional patent to further protect our technology for the “method and manufacture of multi-junction solar cells.”

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

As consideration under the SRA, UCSB will receive from the Company, $218,231.  When expenditures reach that amount, we will no longer be obligated to fund any additional research activities and UCSB will not be obligated to perform any additional research activities pursuant to the SRA, unless mutually agreed upon.  Either us or UCSB may terminate the agreement upon sixty days written notice. U.S. Patent Law and University policy will govern any patentable developments or discoveries throughout the course of the SRA.  If such an invention is determined to be jointly owned by us and UCSB, we will prepare and file, at our cost, patent applications for such invention and claim it as a joint invention in the name of both the Company and the University, and shall prosecute and maintain such joint patent rights.  Neither party may assign its joint ownership in such patents without the consent of the other party.  We have a time-limited first right to negotiate a license to UCSB’s interest in any joint invention.

We believe the partnership with UCSB will enable us to refine our solar-powered particle technology for generating zero carbon hydrogen and renewable natural gas using sunlight, water and carbon dioxide (CO2). The research project will be led by Professor Eric McFarland in the Department of  Chemical Engineering at UCSB.

On January 11, 2013, we signed an amendment to this agreement extending it to July 31 for no additional cost.  On July 31, 2013, we signed an additional amendment to this agreement extending it to December 31, 2013 for additional consideration of $54,045.  On December 16, 2013 we signed an amendment to extend this agreement through June 30, 2014 for additional consideration of $43,459. On April 4, 2014, we signed an amendment to extend the current agreement through December 31, 2014 at no additional cost to the Company.

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

The energy source and feedstock used in these existing production technologies are fossil fuels.  Therefore, the hydrogen produced is not considered renewable.  We are developing a new low cost technology to use sunlight as the energy source to split water into hydrogen in a truly renewable fashion.  To our knowledge, there are no commercially available technologies for producing large quantities of renewable hydrogen that is cost competitive with fossil fuel based hydrogen. Niche market electrolysis systems that split water for hydrogen production have existed for a long time but their capital and operating costs are much higher than conventional hydrogen.  Various academic and research institutions around the world are attempting to develop renewable hydrogen production technologies as well.  To our knowledge, none have reached commercial success.

If we are able to complete the commercial development of our technology, we do not intend to manufacture hydrogen and compete with companies such as Air Liquide.  We intend to license our technology to companies like Air Products and Air Liquide for the production of renewable hydrogen used in applications such as hydrogen vehicle fueling stations and hydrogen power plants.

Organizational History

We were incorporated in the State of Nevada on February 18, 2009. Our authorized capital was increased from 505,000,000 to 1,005,000,000 on November 21, 2013.

Corporate Information

Our executive offices are located at 32 East Micheltorena, Suite A, Santa Barbara, CA 93101. Our telephone number is (805) 966-6566.

EMPLOYEES

As of September 22, 2014 we had 1 full-time employee and several consultants.  We have not experienced any work stoppages and we consider relations with our employees and consultants to be good.

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

As of June 30, 2014, we have incurred an aggregate net loss, and had an accumulated deficit, of $(15,186,280). For the years ended June 30, 2014 and 2013, we incurred net losses of $(11,543,012) and $(1,127,722), respectively. The net losses for the years ended June 30, 2014 and 2013, include non cash expenses of $10,938,756 and $514,237, respectively, associated with the derivatives. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

On November 15, 2011 we filed a provisional patent application with the U.S. Patent and Trademark Office to protect the intellectual property rights for ”Photoelectrochemically Active Heterostructures, Methods For Their Manufacture, And Methods And Systems For Producing Desired Products.” Disclosed in that patent application are methods for producing desired chemical products, including hydrocarbons such as methane and other alkanes, synthesis gas (carbon monoxide and hydrogen), and methanol, from carbon dioxide and oxidizable reactant compounds in wastewater as a feedstock using solar energy to drive at least a portion of the chemical reaction process (e.g., to produce hydrogen gas).  Photoelectrochemical processes employ photoelectrochemically active heterostructures (PAHs) to absorb sunlight and transform the light energy into electrochemical potential energy, which converts reactants containing hydrogen atoms into products, which react with carbon dioxide to form desired chemical products.  On November 14, 2012, we filed the utility patent application for the above and the examination and prosecution of this patent are ongoing.

In February of 2012, we entered into a sponsorship research agreement with the University of California, Santa Barbara.  As a result of that agreement, in September of 2012, we jointly filed with the university an additional patent application to protect the intellectual property rights of our proprietary coating for protecting our semiconductor devices from corrosion in various types of water.  This patent is titled:  “Process And Systems For Stable Operation of Electroactive Devices”  The present invention is directed towards processes and systems for stable operation of electrical, electrochemical, photoelectrochemical and photosynthetic devices with increased efficiency, stability, and low cost. In particular, what is disclosed are new functional coating materials and applications of those coatings that are optically transparent, electronically conducting, electrocatalytically active, thermally stable, and which can be applied conformally and easily on an electroactive unit for stable and efficient operation.  We believe this patent will be valuable beyond our specific utilization in developing hydrogen from water using the power of the sun. In February of 2013, we filed the utility patent application for the above and the examination and prosecution of this patent are ongoing.

In March of 2014, jointly with the University of California, we filed an additional patent to further protect our technology for the “method and manufacture of multi-junction solar cells.”

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

On November 15, 2011 we filed a provisional patent application with the U.S. Patent and Trademark Office to protect the intellectual property rights for ”Photoelectrochemically Active Heterostructures, Methods For Their Manufacture, And Methods And Systems For Producing Desired Products.” Disclosed in that patent application are methods for producing desired chemical products, including hydrocarbons such as methane and other alkanes, synthesis gas (carbon monoxide and hydrogen), and methanol, from carbon dioxide and oxidizable reactant compounds in wastewater as a feedstock using solar energy to drive at least a portion of the chemical reaction process (e.g., to produce hydrogen gas).  Photoelectrochemical processes employ photoelectrochemically active heterostructures (PAHs) to absorb sunlight and transform the light energy into electrochemical potential energy, which converts reactants containing hydrogen atoms into products, which react with carbon dioxide to form desired chemical products.  On November 14, 2012, we filed the utility patent application for the above and the examination and prosecution of this patent are ongoing.

In February of 2012, we entered into a sponsorship research agreement with the University of California, Santa Barbara.  As a result of that agreement, in September of 2012, we jointly filed with the university an additional patent application to protect the intellectual property rights of our proprietary coating for protecting our semiconductor devices from corrosion in various types of water.  This patent is titled:  “Process And Systems For Stable Operation of Electroactive Devices”  The present invention is directed towards processes and systems for stable operation of electrical, electrochemical, photoelectrochemical and photosynthetic devices with increased efficiency, stability, and low cost. In particular, what is disclosed are new functional coating materials and applications of those coatings that are optically transparent, electronically conducting, electrocatalytically active, thermally stable, and which can be applied conformally and easily on an electroactive unit for stable and efficient operation.  We believe this patent will be valuable beyond our specific utilization in developing hydrogen from water using the power of the sun. In February of 2013, we filed the utility patent application for the above and the examination and prosecution of this patent are ongoing.

In March of 2014, jointly with the University of California, we filed an additional patent to further protect our technology for the “method and manufacture of multi-junction solar cells.”

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

As consideration under the SRA, UCSB will receive from the Company, $218,231.  When expenditures reach that amount, we will no longer be obligated to fund any additional research activities and UCSB will not be obligated to perform any additional research activities pursuant to the SRA, unless mutually agreed upon.  Either us or UCSB may terminate the agreement upon sixty days written notice. U.S. Patent Law and University policy will govern any patentable developments or discoveries throughout the course of the SRA.  If such an invention is determined to be jointly owned by us and UCSB, we will prepare and file, at our cost, patent applications for such invention and claim it as a joint invention in the name of both the Company and the University, and shall prosecute and maintain such joint patent rights.  Neither party may assign its joint ownership in such patents without the consent of the other party.  We have a time-limited first right to negotiate a license to UCSB’s interest in any joint invention.

We believe the partnership with UCSB will enable us to refine our solar-powered self-contained particle technology for generating zero carbon hydrogen and renewable natural gas using sunlight, water and carbon dioxide (CO2). The research project will be led by Professor Eric McFarland in the Department of  Chemical Engineering at UCSB.

On January 11, 2013, we signed an amendment to this agreement extending it to July 31 for no additional cost.  On July 31, 2013, we signed an additional amendment to this agreement extending it to December 31, 2013 for additional consideration of $54,045. On December 16, 2013 we signed an amendment to extend this agreement through June 30, 2014 for additional consideration of $43,459. On April 4, 2014, we signed an amendment to extend the current agreement through December 31, 2014 at no additional cost to the Company.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent public accounting firm in their report dated September 23, 2014, included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern.  Any such adjustment, if necessary, would materially affect the value of our assets.

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

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001, of which 429,348,439 shares of common stock and no shares of preferred stock are currently outstanding. Our Board of Directors has the ability to authorize the issuance of 1,000,000,000 shares of common stock and 5,000,000 shares of preferred stock without shareholder approval. Any such issuance will result in substantial dilution to existing shareholders. In addition, the availability of such a large number of capital stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None

ITEM 2.         PROPERTIES.

Our principal office is located at 32 East Micheltorena, Suite A, Santa Barbara, CA, 93101. We lease approximately 1,200 square feet, with an annual cost of approximately $17,400.  The term of the lease is nine(9) months and a week, which expires on February 28, 2015. We believe that our current premises are sufficient to handle our activities for the near future.

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

Period	High	Low
First Quarter FY 2014	$0.02	$0.004
Second Quarter FY 2014	$0.015	$0.0044
Third Quarter FY 2014	$0.1345	$0.0035
Fourth Quarter FY 2014	$0.0569	$0.025

First Quarter FY 2013	$.03	$0.021
Second Quarter FY 2013	$0.023	$0.006
Third Quarter FY 2013	$0.0195	$0.0061
Fourth Quarter FY 2013	$0.015	$0.0063

Securities

Our Articles of Incorporation, as amended, authorize the issuance of 1,000,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, par value $.001 per share.

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

As of September 22, 2014, our common stock was held by 74 stockholders of record and we had 448,562,525 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Trust Company N.A., 250 Royall Street Canton, MA 02021.

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

Recent Sales of Unregistered Securities

During the three months ended June 30, 2014, the Company issued 44,356,816 shares of common stock upon conversion of $130,050 in principal, plus accrued interest of $9,231.

The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended in connection with the sale and issuances of its shares of common stock described above.

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

Overview

Inspired by the photosynthetic process that plants use to harness the power of the sun to create energy molecules, we are developing a novel solar-powered particle system that mimics photosynthesis to separate hydrogen from water.  On November 15, 2011, we filed a patent application to protect the intellectual property rights to the production of renewable hydrogen and natural gas using sunlight, water, and carbon dioxide.

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

In addition to the many industrial uses of hydrogen, one of the most intriguing uses, is for fuel cells for transportation. A fuel cell is a device that converts the chemical energy from a fuel into electricity through a chemical reaction with oxygen or another oxidizing agent, using hydrogen as the most common fuel. In 2013, many automotive manufacturers announced plans to develop hydrogen vehicles including Toyota, Honda, Hyundai, and BMW. Source:

(http://www.driveclean.ca.gov/Search_and_Explore/Technologies_and_Fuel_Types/Hydrogen_Fuel_Cell.php)

On May 20, 2014 the first Hyundai fuel cell vehicles (FCEV’s) rolled onto U.S. soil marking the first delivery of mass-produced fuel cell hydrogen vehicles in the U.S. market. (Source: http://www.hyundainews.com/us/en-us/Media/PressRelease.aspx?mediaid=40852&title=hyundais-first-mass-produced-tucson-fuel-cell-cuvs-arrive-in-southern-california)

Our research is centered on developing a low-cost and submersible hydrogen production particle that can split water molecules under the sun, emulating the core functions of photosynthesis. Each particle is a complete hydrogen generator that contains a novel high voltage solar cell bonded to chemical catalysts by a proprietary encapsulation coating.  We are striving to reach an open circuit voltage (OCV) goal of 1.5 to effectively split the water molecules to produce hydrogen with our technology. On February 11, 2014, we announced that we had reached open circuit voltage of 1.2. We are currently working on increasing the OCV to 1.5 and building a larger proof of concept prototype of our technology.

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

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2014, and adopted the pronouncements disclosed in the notes.

Liquidity and Capital Resources

As of June 30, 2014, we had a working capital deficit of $9,262,871as compared to $938,380 as of June 30, 2013. This increase in working capital deficit of $8,324,491 was due primarily to an increase in accrued expense, derivative liability, convertible notes with a decrease in accounts payable.

Cash flow used in operating activities was $503,729 for the year ended June 30, 2014 and $392,097 for the prior period June 30, 2013. The increase in cash used by operating activities was primarily due to a decrease in prepaid expenses, deposits, accounts payable, with an increase in accrued expenses, derivative liability, and amortization of debt discount. The Company has had no revenues and has received funds through issuance of convertible notes.

Cash used in investing activities for the year ended June 30, 2014 was $18,080, compared to $0 for the prior year ended June 30, 2013. The increase was due to purchases of intangible and fixed assets for the current period.

Cash provided by financing activities during the year ended June 30, 2014 was $567,500 and $393,480 for the prior period ending June 30, 2013. The increase of $174,020 in financing activities was due to equity financing and convertible debt during the current period.

Our financial statements as of June 30, 2014 have been prepared under the assumption that we will continue as a going concern for the year ended June 30, 2014. Our independent registered public accounting firm have issued their report dated September 23, 2014 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our current cash balance as of September 23, 2014, and commitments of future monies through investors, including additional equity financing will fund our operations for the next twelve months as continue to progress our technology.  However, there may be unforeseen operational issues such as multiple rounds of design and redesign of the prototype that may exceed our current projected budget. If any unforeseen circumstances should we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. If we are unable to obtain additional financing, we may be forced to curtail our operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to further research, develop, and protect our technology.

Working with consultants and academic institutions, we are working towards our goal of open-circuit voltage of 1.5 volts in our self–contained particles for splitting water molecules. We will be looking to add further expertise to our team in the near future.

In tandem with work on our self-contained particles, we will be working on the system side of the H2 Generator and production unit and larger prototype.

Our financing needs consist of general operating expenses, sponsorship agreements with academic institutions, patent prosecution and IP protection and paying consultants.

Operating Expenses

Operating expenses for the year ended June 30, 2014 were $558,669 and $604,121 for the prior period June 30, 2013. The net decrease in operating expenses consisted primarily of the investor relations, and research and development cost.

Other Income/(Expenses)

Other income and (expenses) for the year ended June 30, 2014 were $10,984,343 and $523,601 for the prior period June 30, 2013. The increase in income and (expenses) was the result of an increase in net loss on change in fair value of derivative instruments of $10,104,775, amortization of debt discount of $280,705, net gain on settlement of debt of $39,039, and interest expense of $26,223, with a decrease in gain on forgiveness of debt of $10,000. The overall increase is the result of debt financing.

Net Loss

For the year ended June 30, 2014, our net loss was $11,543,012 and $1,127,722 for the prior period June 30, 2013. The increase in net loss was related primarily to operating expenses, and other income and (expenses). We recently began operating our business, and no revenues were generated to cover our operating costs.

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

(b) Changes in Internal Controls. During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2014, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempts smaller reporting companies.

ITEM 9B.	OTHER INFORMATION.

 None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors:

Name	Age	Position
Timothy Young	49	President, CEO and Chairman

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

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. A copy of the Code of Ethics can be obtained without charge upon request to Timothy Young, CEO and President, 32 East Micheltorena, Suite A, Santa Barbara, CA 93101 is also been filed as an exhibit to this Annual Report. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Board of Directors.  Any such waivers will be promptly disclosed to our shareholders.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended June 30, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

CHANGES IN NOMINATING PROCEDURES

None

ITEM 11.	EXECUTIVE COMPENSATION.

The following the table below sets forth the compensation earned by each person acting as our Principal Executive Officer and our other most highly compensated executive officers whose total annual compensation exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Young, CEO and Acting CFO	2014	$255,000	0	0	0	0	0	0	$255,000
	2013	$255,000	0	0	0	0	0	0	$255,000

Outstanding Equity Awards at Fiscal Year-End

There were no grants of options to purchase our common stock to the named executive officers at June 30, 2014.

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

The following tables sets forth, as of September 22, 2014, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,
●	our executive officers,
●	our directors and executive officers as a group, without naming them, and

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from September 22, 2014 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of September 22, 2014 have been exercised and converted.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock(1)
Common Stock	Timothy A. Young	10,000,000	2.22%
Common Stock	Cumorah Capital, Inc.	32,363,300	7.19%
Common Stock	All Executive Officers and Directors as a Group (1 person)	10,000,000	2.22%

(1)	Based upon 429,348,439 shares issued and outstanding as of September 22, 2014.

(2)	William E. Beifuss holds voting and dispositive power over the shares held by Cumorah Capital, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Audit Fees

The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2014 and 2013 for the audits and quarterly reviews of our financial statements for the fiscal year totaled approximately $24,000 and $25,500, respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2014 and 2013 of $0 and $0  respectively, to HJ Associates & Consultants, LLP in connection with the audit of the financial statements of the Company for the years ended June 30, 2014 and June 30, 2013, for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We incurred fees of $0 and $0 billed to us by HJ Associates & Consultants, LLP for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended June 30, 2014 and June 30, 2013, respectively.

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

ITEM 15.	EXHIBITS.

Exhibit No.	Description

3.1	Articles of Incorporation of HyperSolar, Inc. filed with the Nevada Secretary of State on February 18, 2009. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010)

3.2	Articles of Amendment of Articles of Incorporation of HyperSolar, Inc. filed with the Nevada Secretary of State on September 11, 2009. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010)

3.3	Articles of Amendment of Articles of Incorporation of HyperSolar, Inc. filed with the Nevada Secretary of State on November 21, 2013. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013)

3.4	Bylaws of HyperSolar, Inc. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010)

10.1	Form of Subscription Agreement dated as of September 21, 2010. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010)

10.2	Form of Subscription Agreement dated as of April 10, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.3	Form of Subscription Agreement dated as of April 17, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.4	Offer of Employment to Timothy Young dated August 13, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.5	Consulting Agreement between Hypersolar, Inc. and Nadir Dagli dated as of March 1, 2009(Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.6	Invention Transfer dated as of June 10, 2009(Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.7	Lease Agreement dated as of July 26, 2011(Incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2011).

10.8	Securities Purchase Agreement between Hypersolar, Inc. and Asher Enterprises, Inc. dated as of September 19, 2012 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012).

10.9	Form of Note issued pursuant to Securities Purchase Agreement between Hypersolar, Inc. and Asher Enterprises, Inc. dated as of September 19, 2012 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012).

14	Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2012).

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1 *	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS *	XBRL INSTANCE DOCUMENT

EX-101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB *	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERSOLAR, INC.

Date: September 23, 2014	By:	/s/ Timothy Young
CHIEF EXECUTIVE OFFICER PRESIDENT (PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN

ASSOCIATES & CONSULTANTS, L.L.P.	50 West Broadway, Suite 600 Salt Late City, Utah 84101 (801) 328-4408 Fax (801) 328-4461 www.hjcpafirm.com
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HyperSolar, Inc.

Santa Barbara, California

We have audited the accompanying balance sheets of HyperSolar, Inc. as of June 30, 2014 and 2013, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HyperSolar, Inc. as of June 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

September 23, 2014

HYPERSOLAR, INC.

BALANCE SHEETS

	June 30, 2014	June 30, 2013

ASSETS

CURRENT ASSETS
Cash	$61,628	$15,937
Prepaid expenses and other current assets	-	11,855

TOTAL CURRENT ASSETS	61,628	27,792

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	4,198
Less: accumulated depreciation	(4,479)	(3,965)

NET PROPERTY AND EQUIPMENT	1,739	233

OTHER ASSETS
Deposits	925	925
Domain, net of amortization $2,097 and $1,742, respectively	3,218	3,573
Patents	32,736	16,676

TOTAL OTHER ASSETS	36,879	21,174

TOTAL ASSETS	$100,246	$49,199

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$92,801	$121,240
Accrued expenses	218,478	130,205
Derivative liability	8,667,274	536,640
Convertible promissory notes, net of debt discount of $176,395 and $192,254, respectively	345,946	178,087

TOTAL CURRENT LIABILITIES	9,324,499	966,172

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 1,500,000,000 authorized common shares 429,348,439 and 194,263,571 shares issued and outstanding, respectively	429,348	194,263
Additional Paid in Capital	5,532,679	2,532,032
Deficit Accumulated during the Development Stage	(15,186,280)	(3,643,268)

TOTAL SHAREHOLDERS' DEFICIT	(9,224,253)	(916,973)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$100,246	$49,199

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	For the Years Ended
	June 30, 2014	June 30, 2013

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	460,871	505,367
Research and development cost	96,929	97,809
Depreciation and amortization	869	945

TOTAL OPERATING EXPENSES	558,669	604,121

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(558,669)	(604,121)

OTHER INCOME/(EXPENSES)
Gain on forgiveness of debt	-	10,000
Gain/(Loss) on settlement of debt	58,065	97,104
Gain/(Loss) on change in derivative liability	(10,455,459)	(350,684)
Interest expense	(586,949)	(280,021)

TOTAL OTHER INCOME/(EXPENSES)	(10,984,343)	(523,601)

NET INCOME/ (LOSS)	$(11,543,012)	$(1,127,722)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	296,013,816	170,442,787

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Preferred stock		Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2012	-	$-	163,328,376	$163,328	$2,269,056	$(2,515,546)	$(83,162)

Issuance of common stock for cash at prices ranging from $0.015 to $0.0175 per share	-	-	2,951,239	2,951	42,029	-	44,980
Issuance of common stock for services at fair value price per share ranging from $0.03 and $0.036	-	-	305,555	306	9,694	-	10,000
Issuance of common stock for cashless exercise of warrants at fair value price per share at $0.015	-	-	2,000,000	2,000	(2,000)	-	-
Issuance of common stock for conversion of debt price per share at $0.015	-	-	25,678,401	25,678	203,862	-	229,540
Beneficial conversion feature	-	-	-	-	9,391	-	9,391
Net loss for the year ended June 30, 2013	-	-	-	-	-	(1,127,722)	(1,127,722)
Balance at June 30, 2013	-	-	194,263,571	194,263	2,532,032	(3,643,268)	(916,973)
Issuance of common stock for cashless exercise of warrants at fair value	-	-	54,846,527	54,847	(54,847)	-	-
Issuance of common stock for conversion of debt price per share at fair value ranging from $0.005 to $0.01	-	-	180,238,341	180,238	3,055,494	-	3,235,732
Net loss for the year ended June 30, 2014	-	-	-	-	-	(11,543,012)	(11,543,012)
Balance at June 30, 2014	-	$-	429,348,439	$429,348	$5,532,679	$(15,186,280)	$(9,224,253)

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	For the Years Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,543,012)	$(1,127,722)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization expense	869	945
Common stock issued for services and accounts payable	-	10,000
Forgiveness of debt	-	(10,000)
Loss on change in derivative liability	10,455,459	350,684
Amortization of debt discount and beneficial conversion feature recorded as interest expense	541,362	260,657
Gain on settlement and exchange of debt	(58,065)	(97,104)
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses and other current assets	11,855	(59)
Deposits	-	545
Increase (Decrease) in:
Accounts payable	(28,440)	114,148
Accrued expenses	116,243	105,809

NET CASH USED IN OPERATING ACTIVITIES	(503,729)	(392,097)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,020)	-
Purchase of intangible assets	(16,060)	-

NET CASH USED IN INVESTING ACTIVITIES	(18,080)	-

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, other	-	93,500
Proceeds from convertible notes payable	567,500	287,500
Payment of notes payable, other	-	(32,500)
Proceeds from issuance of common stock	-	44,980

NET CASH PROVIDED BY FINANCING ACTIVITIES	567,500	393,480

NET INCREASE IN CASH	45,691	1,383

CASH, BEGINNING OF YEAR	15,937	14,554

CASH, END OF YEAR	$61,628	$15,937

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,077	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of debt at fair value	$3,237,087	$229,540
Issuance of common stock upon cashless covnersion of warrants	$54,847	$2,000

The accompanying notes are an integral part of these financial statements

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company obtained funds from its existing shareholders and new investors during the year ended June 30, 2013. Management believes that it will be able to obtain additional capital from its existing shareholders and prospective new investors to meet the Company’s obligations as they become due, and allow the development of its core business. However, there is no assurance that the Company will be able to continue raising additional capital.

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

Revenue Recognition

The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. To date, the Company has had no revenues.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2014, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2014:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	8,667,274	-	-	8,667,274
Convertible notes, net of discount	345,946	-	-	345,946
Total liabilities measured at fair value	$9,013,220	$-	$-	$9,013,220

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of July 1, 2014	$536,640
Fair value of derivative liabilities issued	2,335,339
Conversion of notes payable	(2,850,329)
Loss on change in derivative liability	8,645,624
Ending balance as of June 30, 2014	$8,667,274

Loss per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended June 30, 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 0 and 69,838,762 warrants for the years ended June 30, 2014 and 2013, respectively.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued pronouncements

Management reviewed accounting pronouncements issued during the year ended June 30, 2014, and adopted the following pronouncements:

On June 10, 2014, the Company adopted the amendment to (Topic 915) Development Stage Entities, for the elimination of certain disclosures currently required under U.S. generally accepted accounting principles (GAAP) in the financial statements for development stage entities. The amendment removes the definition of a development stage entity, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. The Company has eliminated the inception-to-date information in the statements of income, cash flows, and shareholder equity. The financial statements are no longer labeled as a development stage entity, and no disclosure is required for a description of the development stage activities the entity is engaged or when they are no longer a development stage entity. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

On June 19, 2014, the Company adopted the amendment to (Topic 718) Stock Compensation: Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendment for accounting for share based payments, when an award provides that a performance target that affects vesting could be achieved after an employee completes the requisite service period shall be accounted for as a performance condition. The performance target shall not be reflected in estimating the fair value of the award at the grant date, and compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and will represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period shall reflect the number of awards that are expected to vest and shall be adjusted to reflect the awards that ultimately vest. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

During the year ended June 30, 2014, the Company issued 54,846,527 shares of common stock through a cashless exercise of 69,838,762 purchase warrants at fair value; issued 180,238,341 shares of common stock for $415,500 in principal for conversion of various convertible notes, plus $27,969 in accrued interest and a loss of $2,792,263 on conversion of the notes.

During the year ended June 30, 2013, the Company issued 2,666,668 shares of common stock at a price of $0.015 per share for cash of $40,000, with warrants attached to purchase 4,666,668 shares of common stock; issued 284,571 shares of common stock at a price of $0.0175 per share for cash of $4,980; issued 305,555 shares of common stock for services at fair value of $10,000; issued 25,678,401 shares of common stock for $100,000 in principal for convertible notes, plus $4,293 in accrued interest and a loss of $125,247 on conversion of the notes. Also, the Company issued 2,000,000 shares of common stock through a cashless exercise of 3,333,333 purchase warrants.

4.	STOCK OPTIONS AND WARRANTS

Options

As of June 30, 2014, 250,000 non-qualified stock options common stock issued to a contractor were outstanding. The options are exercisable to the nearest whole share, in installments or otherwise, as the option agreement provides. Notwithstanding any other provisions of the option agreement, the options expire on the date specified in the option agreement, which date is the fifth (5th) anniversary from the grant date of the options. The stock options are fully vested and are exercisable at an exercise price $0.04 per share.

6/30/2014
Risk free interest rate	0.12%
Stock volatility factor	132%
Weighted average expected option life	5 years
Expected dividend yield	None

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

4.	STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	6/30/2014		6/30/2013
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	250,000	$0.04	250,000	$0.04
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Outstanding, end of year	250,000	$0.04	250,000	$0.04
Exercisable at the end of year	250,000	$0.04	250,000	$0.04
Weighted average fair value of
options granted during the year		$-		$-

Warrants

During the year ended June 30, 2014, the Company issued 54,846,527 shares of common stock through a cashless exercise of 69,838,762 purchase warrants. There were no outstanding purchase warrants as of June 30, 2014.

5.	INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition. Any impairment is included in the income statement.

	Useful Lives	6/30/2013	6/30/2013
Domain-gross	15 years	$5,315	$5,315
Less amortization		(2,097)	(1,742)
Domain-net		$3,218	$3,573

Patents-gross		$34,156	$16,676

6.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2010.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at June 30, 2014 and 2013, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended June 30, 2014 and 2013, the Company did not recognize interest and penalties.

7.	DEFERRED TAX BENEFIT

At June 30, 2014, the Company had net operating loss carry-forwards of approximately $3,523,500 that may be offset against future taxable income from 2013 through 2033. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

7.	DEFERRED TAX BENEFIT (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 40% to pretax income from continuing operations for the period ended June 30, 2014 and 2013 due to the following:

	6/30/2014	6/30/2013
Book income	$(4,617,210)	$(451,090)
Non deductible expenses	4,375,970	210,010
Loss on abandoned intangible assets	-	-
Depreciation and amortization	(590)	(290)
Related party accrual	29,750	34,000
Research and development	-	3,980

Valuation Allowance	212,080	203,390

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of June 30, 2014 and 2013:

	6/30/2014	6/30/2013
Deferred tax assets:
NOL carryover	$1,409,400	$1,212,160
Research & development	36,360	41,700
Related party accrual	76,500	46,750

Deferred tax liabilites:
Depreciation and amortization	(1,220)	(430)

Less Valuation Allowance	(1,521,040)	(1,300,180)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

8.	CONVERTIBLE PROMISSORY NOTES

On October 19, 2012, the Company received $12,500 in consideration for the sale and issuance of a 10% convertible promissory note pursuant to the terms of a securities purchase agreement entered into for the sale of an aggregate principal amount of up to $75,000 of convertible promissory notes. The Company received an additional advance on March 7, 2013 in the amount of $10,000 for an aggregate total of $22,500. During the year ended June 30, 2014, principal of $22,500, including interest of $2,188 was fully converted into 13,129,894 shares of common stock of the Company. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $10,651 for the year ended June 30, 2014.

On October 29, 2012, the Company received $40,000 in consideration for the sale and issuance of a 10% convertible promissory note pursuant to the terms of a securities purchase agreement entered into for the sale of an aggregate principal amount of up to $100,000 of convertible promissory notes. The Company received additional advances in the amount of $50,000 on various dates in 2013 for a total aggregate principal sum of $90,000. During the year ended June 30, 2014, the note was fully converted for principal in the amount of $90,000, plus interest of $9,259 into 54,754,562 shares of common stock of the Company. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a)$0.01 per share b)fifty percent (50%) of the lowest trading price of the previous 25 trading days or c)lowest price offered. The note matured one (1) year from the effective dates of each respective advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $55,932 for the year ended June 30, 2014.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

8.	CONVERTIBLE PROMISSORY NOTES (Continued)

On March 7, 2013, the Company received $10,000 in consideration for the sale and issuance of a 10% convertible promissory note pursuant to the terms of a securities purchase agreement entered into for the sale of an aggregate principal amount of up to $100,000 of convertible promissory notes. On October 1, 2013, the Company received an additional advance of $10,000 for an aggregate principal amount of $20,000, of which $20,000 in principal and $979 in interest was converted into 10,914,723 shares of common stock of the Company . The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0035 per share or fifty percent (50%) of the lowest trade price recorded on any trade day after the effective date. The note matured one (1) year from the effective date of each respective advance. The Company recorded amortization of debt discount, which was recognized as interest expense of $16,849 during the year ended June 30, 2014.

On April 23, 2013, the Company entered into a securities purchase agreement for the sale of an 8% convertible promissory note in the aggregate principal amount of up to $32,500, for consideration of $32,500. During the month of October and November 2013, the principal amount of the note of $32,500, plus interest of $1,300 was fully converted into 8,022,257 shares of common stock of the Company. The Company recorded amortization of debt discount, which was recognized as interest expense of $24,289 during the year ended June 30, 2014.

On May 9, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note entered into for the extinguishment of a previous note in the aggregate principal amount of $127,841. During the period ended June 30, 2014, principal in the amount of $55,500, plus accrued interest of $5,894 was converted into 35,082,113 shares of common stock. As of June 30, 2014, there remains a balance of $72,341. The note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.009 or 50% of the lowest trade price after the effective date. The note matured on November 5, 2013, and was extended for six months to May 5, 2014. On May 9, 2014, the note was extended to May 9, 2015. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $15,755 during the year ended June 30, 2014.

On May 21, 2013, the Company entered into a securities purchase agreement for the sale of an 8% convertible promissory note in the aggregate principal amount of $32,500, for consideration of $32,500. During the month of November 2013, the principal amount of the note in the amount of $32,500, plus interest of $1,300 was fully converted into 10,286,765 shares of the Company’s common stock of the Company. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $27,701 during the year ended June 30, 2014.

On June 3, 2013, the Company issued a 10% convertible promissory note in the aggregate principal amount of $55,000, for payment of a accounts payable. On June 4, 2013, the note was assigned to another lender. The note, plus interest of $2,750 was fully converted during the months of December 2013 and January 2014 into 28,875,000 shares of common stock of the Company. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $51,082 during the year ended June 30, 2014.

On July 29, 2013, the Company received $42,500 in consideration for the sale and issuance of an 8% convertible promissory note pursuant to the terms od a securities purchase agreement providing for the sale of an aggregate principal amount of up to $42,500 of convertible promissory notes. The note was fully converted on various dates in January and February of 2014, into 15,776,581 shares of common stock of the Company for principal in the amount of $42,500, plus accrued interest of $1,700. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $42,500 during the year ended June 30, 2014.

On August 9, 2013, the Company received funds of $15,000 in consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Company received additional advances in the aggregate amount of $85,000 during the year ended June 30, 2014 for a total aggregate principal sum of $100,000. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0048 per share; b) fifty percent (50%) of the lowest trading price after the effective date of each respective advance or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of each respective advance. The note matured six (6) months from the effective dates of each respective advance, and each advance was extended for another six (6) months. On January 9, 2014, the note was extended to January 9, 2015. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $100,000 during the year ended June 30, 2014.

On October 2, 2013, the Company received funds of $32,500 in consideration for issuance of a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of up to $32,500. The note was converted on April 3, 2014, for full amount of the principal, plus accrued interest of $1,300. The note was convertible into shares of common stock of the Company at a price equal to 58% times the average of the lowest three trading prices for the common stock during the ten days prior to the conversion. The note matures on June 17, 2014. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $25,085 during the year ended June 30, 2014.

On December 5, 2013, the Company received funds of $32,500 in consideration for issuance of a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of up to $32,500. The note was converted, plus interest in the amount of $1,300 during the period ended June 30, 2014. The note was convertible into shares of common stock of the Company at a price equal to 58% times the average of the lowest three trading prices for the common stock during the ten days prior to the conversion. The note matured on August 22, 2014. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $32,496 during the year ended June 30, 2014.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

8.	CONVERTIBLE PROMISSORY NOTES (Continued)

On December 16, 2013, the Company received funds of $26,000 in consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Company received additional advances in the amount of $74,000 for an aggregate sum of $100,000.The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The notes mature six (6) months from the effective dates of each respective advance. On May 16, 2014, the note was extended to May 16, 2015. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $58,985 during the year ended June 30, 2014.

On March 5, 2014, the Company received funds of $30,000 in consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. On April 15, 2014, the lender and borrower agreed to amend the note to increase the principle sum to $150,000. The Company received additional advances in the amount of $120,000 for an aggregate sum of $150,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The notes mature six (6) months from the effective dates of each respective advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $74,167 during the year ended June 30, 2014.

On May 23, 2014, the Company received funds of $50,000 in consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Company received an additional advance in the amount of $50,000 for an aggregate sum of $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The notes mature six (6) months from the effective dates of each respective advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $5,890 during the year ended June 30, 2014.

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

At the time of conversion, the Company recognized losses on extinguishment of debt at fair value of $2,792,264, and recorded a gain as the extinguishment of the associated derivative liability of $2,850,329, which resulted in a net gain on extinguishment of debt of $58,065 for the year ended June 30, 2014.

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.0048 - $0.05
Conversion price for the debt	$0.002 - $0.0116
Dividend yield	0.00%
Years to Maturity	6 months -1 year
Risk free rate	.03% - .18%
Expected volatility	51.13% - 523.07%

The value of the derivative liability at June 30, 2014 was $8,667,274.

9.	COMMITMENT

The Company entered into a rental lease agreement for office space on May 24, 2014. The term of the lease is nine months and a week from May 24, 2014 until February 28, 2015. The monthly rent is $1,450 and is due the first of each month.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

10.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC Topic 855.

On July 22, 2014, the Company received an additional advance of $50,000 pursuant to a = note  dated May 23, 2014.

On July 24, 2014, the Company issued 19,214,090 shares of common stock upon conversion of $30,000 in principal, plus $3,625 in accrued interest on Note dated May 9, 2013.

On September 4, 2014, the maturity date of a Note issued by the Company on March 5, 2014 was extended to September 5, 2015.

On September 8, 2014, the Company received an additional advance of $50,000 pursuant to a note  dated May 23, 2014.

