Form 10-Q
period 2014-09-30
Hypersolar, Inc.
filed 2014-11-10
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

               (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 000-54437

HYPERSOLAR, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4298300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

32 E. Micheltorena, Suite A Santa Barbara, California 93101
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

Accelerated filer ☐	Large accelerated filer ☐
Non accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes  ☐  No  ☒

There were 448,562,529 shares of the registrant's common stock, par value $0.001, issued and outstanding as of November 7, 2014.

HYPERSOLAR, INC.

PART I.  Financial Information

HYPERSOLAR, INC.

CONDENSED BALANCE SHEETS

	September 30, 2014	June 30, 2014
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$43,833	$61,628

TOTAL CURRENT ASSETS	43,833	61,628

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	6,218
Less: accumulated depreciation	(4,730)	(4,479)

NET PROPERTY AND EQUIPMENT	1,488	1,739

OTHER ASSETS
Deposits	1,450	925
Domain, net of amortization $2,185 and $2,097, respectively	3,130	3,218
Patents	34,736	32,736

TOTAL OTHER ASSETS	39,316	36,879

TOTAL ASSETS	$84,637	$100,246

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$94,638	$92,801
Accrued expenses	228,739	218,478
Derivative liability	5,914,220	8,667,274
Convertible promissory notes, net of debt discount of $163,928 and $176,395, respectively	428,413	345,946

TOTAL CURRENT LIABILITIES	6,666,010	9,324,499

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 1,500,000,000 authorized common shares 448,562,529 and 429,348,439 shares issued and outstanding, respectively	448,562	429,348
Additional Paid in Capital	5,547,090	5,532,679
Accumulated Deficit	(12,577,025)	(15,186,280)

TOTAL SHAREHOLDERS' DEFICIT	(6,581,373)	(9,224,253)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$84,637	$100,246

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	For the Three Months Ended
	September 30, 2014	September 30, 2013

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	116,974	125,276
Research and development cost	-	26,947
Depreciation and amortization	339	98

TOTAL OPERATING EXPENSES	117,313	152,321

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(117,313)	(152,321)

OTHER INCOME/(EXPENSES)
Net Gain/(Loss) on change in derivative liability	2,853,054	(1,400,013)
Interest expense	(126,486)	(108,172)

TOTAL OTHER INCOME/(EXPENSES)	2,726,568	(1,508,185)

NET INCOME BEFORE TAXES	2,609,255	1,660,506

INCOME TAXES	-	-

NET INCOME/ (LOSS)	$2,609,255	$(1,660,506)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	443,550,158	199,722,588

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2014	-	$-	429,348,439	$429,348	$5,532,679	$(15,186,280)	$(9,224,253)

Issuance of common stock for conversion of debt	-	-	19,214,090	19,214	14,411	-	33,625

Net income for the three months ended September 30, 2014	-	-	-	-	-	2,609,255	2,609,255

Balance at September 30, 2014 (unaudited)	-	$-	448,562,529	$448,562	$5,547,090	$(12,577,025)	$(6,581,373)

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	For the Three Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,609,255	$(1,660,506)
Adjustment to reconcile net income/(loss) to net cash used in operating activities
Depreciation & amortization expense	339	98
(Gain)/Loss on change in derivative liability	(2,853,054)	1,400,013
Amortization of debt discount and beneficial conversion feature recorded as interest expense	112,467	97,679
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses and other current assets	-	(22,356)
Deposits	(525)	-
Increase (Decrease) in:
Accounts payable	1,837	42,135
Accrued expenses	13,886	69,897

NET CASH USED IN OPERATING ACTIVITIES	(115,795)	(73,040)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(2,020)
Purchase of intangible assets	(2,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(2,000)	(2,020)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	100,000	82,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	82,500

NET (DECREASE)/INCREASE IN CASH	(17,795)	7,440

CASH, BEGINNING OF PERIOD	61,628	15,937

CASH, END OF PERIOD	$43,833	$23,377

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$134	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of convertible notes	$33,625	$1,895
Issuance of common stock upon cashless conversion of warrants	$-	$31,211

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2014

1.     Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2014.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders during the period ended September 30, 2014. Management believes this funding will continue, and has also obtained funding from new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business. There is no assurance that the Company will be able to continue raising the required capital.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2014, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

HYPERSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2014

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2014:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	5,914,220	-	-	5,914,220
Total liabilities measured at fair value	$5,914,220	$-	$-	$5,914,220

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of July 1, 2014	$8,667,274
Fair value of derivative liabilities issued	652,187
Conversion of notes payable	(514,656)
Loss on change in fair value of derivative liability	(2,890,585)
Ending balance as of June 30, 2015	$5,914,220

Loss per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for the convertible notes were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended September 30, 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. As of September 30, 2014, 250,000 options and 329,574,354 in shares issuable from convertible notes are excluded from this calculation.

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

HYPERSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2014

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued pronouncements
Management reviewed accounting pronouncements issued during the year ended June 30, 2014, and adopted the following pronouncements:

On August 27, 2014, the Company adopted the amendment to ASU 2014-15 on Presentation of Financial Statements Going Concern (Subtopic 205-40). The amendment provides for guidance to reduce diversity in the timing and content of footnote disclosures. The amendment requires management to assess the Company’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The Company has to define the term of substantial doubt, which has to be evaluated every reporting period including interim periods. Management has to provide principles for considering the mitigating effect of its plan, and disclose when substantial doubt is alleviated as well as when it is not alleviated. The Company is required to assess managements plan for a period of one year after the financial statements are issued (or available to be issued). The amendment is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

During the three months ended September 30, 2014, the Company issued 19,214,090 shares of common stock upon conversion of $30,000 in principal, plus $3,625 in accrued interest.

4.	STOCK OPTIONS

Options

As of September 30, 2014, 250,000 non-qualified stock options common stock to a contractor were outstanding. Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options are fully vested and are exercisable for a period of five years from the date of grant at an exercise price $0.04 per share.

A summary of the Company’s stock option activity and related information follows:

Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	250,000	$0.04
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	250,000	$0.04
Exercisable at the end of period	250,000	$0.04
Weighted average fair value of options granted during the period		$-

5.     CONVERTIBLE PROMISSORY NOTES

On May 9, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note entered into for the extinguishment of a previous note in the aggregate principal amount of $127,841. The lender converted $85,500 of the note leaving a remaining balance of $42,341 as of September 30, 2014. The note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.009 or 50% of the lowest trade price after the effective date. The note matured on November 5, 2013, and was extended for six months to May 5, 2014. On May 9, 2014, the note was extended to May 9, 2015.

On August 9, 2013, the Company received funds of $15,000 in consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Company received additional advances in the aggregate amount of $85,000 for a total aggregate principal sum of $100,000. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0048 per share; b) fifty percent (50%) of the lowest trading price after the effective date of each respective advance or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of each respective advance. The note matured, and each advance was extended for another six (6) months. On January 9, 2014, the note was extended to January 9, 2015.

HYPERSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2014

5.     CONVERTIBLE PROMISSORY NOTES (Continued)

On December 16, 2013, the Company received funds of $26,000 in consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Company received additional advances in the amount of $74,000 for an aggregate sum of $100,000.The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The note matured on May 16, 2014, and was extended to May 16, 2015. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,437 during the three months ended September 30, 2014.

On March 5, 2014, the Company received funds of $30,000 in consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. On April 15, 2014, the lender and borrower agreed to amend the note to increase the principle sum to $150,000. The Company received additional advances in the amount of $120,000 for an aggregate sum of $150,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The note matured six (6) months from the effective dates of each respective advance. On September 4, 2014, the note was extended to September 5, 2015.The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $68,222 during the three months ended September 30, 2014.

On May 23, 2014, the Company received funds of $50,000 in consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Company received additional advances in the amount of $150,000 for an aggregate sum of $200,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The note matures six (6) months from the effective dates of each respective advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $37,808 during the three months ended September 30, 2014.

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

6.     DERIVATIVE LIABILITIES

The convertible notes issued and described in Note 5 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. At June 30, 2014, the outstanding fair value of the derivative liabilities amounted to $8,667,274.

During the three months ended September 30, 2014, approximately $30,000 convertible notes were converted. As a result of the conversion of these notes, the Company recorded a gain of $514,656 due to the extinguishment of the corresponding derivative liability. Furthermore, during the three months ended September 30, 2014, the Company recognized a net gain of $2,853,054 to account for the change in fair value of the derivative liabilities. At September 30, 2014, the fair value of the derivative liability was $5,914,220.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	0.03% - 0.13%
Stock volatility factor	133.84% - 318.08%
Weighted average expected option life	3 months - 1 year
Expected dividend yield	None

7.     SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On October 27, 2014, the Company entered into an agreement for research consulting with a contract period from November 1, 2014 through October 30, 2015.

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

Recently Adopted Accounting Pronouncements

Management adopted a recently issued accounting pronouncement during the three months ended September 30, 2014, as disclosed in the Notes to the financial statements included in this report.

Liquidity and Capital Resources

As of September 30, 2014, we had a working capital deficit of $6,622,177 as compared to $9,262,871 as of June 30, 2014. This decrease in working capital deficit of $2,640,694 was due primarily to an increase in accounts payable, accrued expenses, and convertible notes, offset with a decrease in non-cash derivative liability.

Cash flow used in operating activities was $115,795 for the three months ended September 30, 2014 and $73,040 for the prior period ended September 30, 2013. The increase in cash used by operating activities was primarily due to a decrease in prepaid expenses, and accrued expenses, with an increase in accounts payable, gain on derivative liability, and amortization of debt discount. The Company is in its development stage and has had no revenues.

Cash used in investing activities for the three months ended September 30, 2014 was $2,000, compared to $2,020 for the prior period ended September 31, 2013.

Cash provided by financing activities during the three months ended September 30, 2014 was $100,000 and $82,500 for the prior period ended September 30, 2013. The increase in financing activities was due to equity financing with convertible notes through private placements during the current period.

Our financial statements as of September 30, 2014 have been prepared under the assumption that we will continue as a going concern for the year ended June 30, 2015. HJ Associates & Consultants LLP, in their report dated September 23, 2014, on our financial statements, included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our current cash balance as of October 31, 2014 will fund our operations for the next sixty days as we continue working to develop a prototype of our technology. As a result of our inability to raise sufficient financing in our third fiscal quarter, our CEO and certain vendors have not been fully compensated for their services. We are seeking further financing through the sales of our securities. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. If we are unable to obtain additional financing, we may be forced to curtail our operations.

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

Results of Operations for the Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013.

Operating Expenses

Operating expenses for the three months ended September 30, 2014 were $117,313 and $152,321 for the prior period ended September 30, 2014. The net decrease in operating expenses consisted primarily of the research and development cost. The decrease was due to a reduction in cost associated with outside consultants.

Other Income/(Expenses)

Other income and (expenses) for the three months ended September 30, 2014 were $2,726,568 and $(1,508,185) for the prior period ended September 30, 2014. The increase in other income and (expenses) was the result of an increase in net gain on change in fair value of the derivative instruments of $4,253,067, amortization of debt discount of $14,789, and interest expense of $3,525. The net increase in other income and (expenses) was due to the gain in change in derivative liability.

Net Loss

For the three months ended September 30, 2014, our net gain was $2,609,255 as compared to a net loss of $(1,660,506) for the prior period September 30, 2013. The increase in net gain was related primarily to other income and (expenses) due to non-cash cost associated with the derivatives. The Company has not generated any revenues.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

ITEM 4 . Controls and Procedures

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

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K/A filed with the SEC on September 21, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014 the Company issued 19,214,090 shares of common stock upon conversion of promissory notes in the amount of $30,000 in principal, plus $3,625 in accrued interest.

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

HYPERSOLAR, INC.

November 10, 2014	By:	/s/ Timothy Young
Timothy Young
Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

