Form 10-Q
period 2014-12-31
Hypersolar, Inc.
filed 2015-02-10
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

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

There were 465,898,572 shares of the registrant's common stock, par value $0.001, issued and outstanding as of February 9, 2015.

HYPERSOLAR, INC.

PART I.  Financial Information

HYPERSOLAR, INC.
CONDENSED BALANCE SHEETS

	December 31, 2014	June 30, 2014
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$62,222	$61,628

TOTAL CURRENT ASSETS	62,222	61,628

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	6,218
Less: accumulated depreciation	(4,980)	(4,479)

NET PROPERTY AND EQUIPMENT	1,238	1,739

OTHER ASSETS
Deposits	1,450	925
Domain, net of amortization $2,274 and $2,097, respectively	3,041	3,218
Patents	32,736	32,736

TOTAL OTHER ASSETS	37,227	36,879

TOTAL ASSETS	$100,687	$100,246

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$83,456	$92,801
Accrued expenses	249,073	218,478
Derivative liability	8,690,413	8,667,274
Convertible promissory notes, net of debt discount of $238,234 and $176,395, respectively	504,107	345,946

TOTAL CURRENT LIABILITIES	9,527,049	9,324,499

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 1,500,000,000 authorized common shares 448,562,529 and 429,348,439 shares issued and outstanding, respectively	448,562	429,348
Additional Paid in Capital	5,547,090	5,532,679
Accumulated Deficit	(15,422,014)	(15,186,280)

TOTAL SHAREHOLDERS' DEFICIT	(9,426,362)	(9,224,253)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$100,687	$100,246

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	111,561	96,682	228,535	221,958
Research and development cost	14,490	30,027	14,490	56,974
Depreciation and amortization	339	256	678	354

TOTAL OPERATING EXPENSES	126,390	126,965	243,703	279,286

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(126,390)	(126,965)	(243,703)	(279,286)

OTHER INCOME/(EXPENSES)
Gain/(Loss) on change in derivative liability	(2,626,193)	847,018	226,861	(552,995)
Interest expense	(92,405)	(165,636)	(218,892)	(273,808)

TOTAL OTHER INCOME/(EXPENSES)	(2,718,598)	681,382	7,969	(826,803)

NET INCOME/ (LOSS)	$(2,844,988)	$554,417	$(235,734)	$(1,106,089)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$0.00	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	448,562,529	250,952,782	446,056,343	225,337,685

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(UNAUDITED)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2014	-	$-	429,348,439	$429,348	$5,532,679	$(15,186,280)	$(9,224,253)

Issuance of common stock for conversion of debt	-	-	19,214,090	19,214	14,411	-	33,625

Net loss for the six months ended December 31, 2014	-	-	-	-	-	(235,734)	(235,734)

Balance at December 31, 2014 (unaudited)	-	$-	448,562,529	$448,562	$5,547,090	$(15,422,014)	$(9,426,362)

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

	For the Six Months Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(235,734)	$(1,106,089)
Adjustment to reconcile net income/(loss) to net cash used in operating activities
Depreciation & amortization expense	678	354
(Gain)/Loss on change in derivative liability	(226,861)	552,995
Amortization of debt discount and beneficial conversion feature recorded as interest expense	188,161	251,872
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses and other current assets	-	6,991
Deposits	(525)	-
Increase (Decrease) in:
Accounts payable	(9,345)	2,319
Accrued expenses	34,220	91,752

NET CASH USED IN OPERATING ACTIVITIES	(249,406)	(199,806)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(2,020)

NET CASH USED IN INVESTING ACTIVITIES	-	(2,020)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	250,000	243,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	250,000	243,500

NET INCREASE IN CASH	594	41,674

CASH, BEGINNING OF PERIOD	61,628	15,937

CASH, END OF PERIOD	$62,222	$57,611

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$134	$854
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of convertible notes	$33,625	$247,902
Issuance of common stock upon cashless conversion of warrants	$-	$38,217

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2014

1.    Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2014.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders during the six months ended December 31, 2014. Management believes this funding will continue, and has also obtained funding from new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business. There is no assurance that the Company will be able to continue raising the required capital.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2014, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

HYPERSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2014

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	8,690,413	-	-	8,690,413
Total liabilities measured at fair value	$8,690,413	$-	$-	$8,690,413

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of July 1, 2014	$8,667,274
Fair value of derivative liabilities issued	1,168,299
Conversion of notes payable	(514,656)
Gain on change in derivative liability	(630,504)
Ending balance as of December 31, 2014	$8,690,413

Loss per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for the convertible notes were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended December 31, 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. As of December 31, 2014, 250,000 options and 453,582,102 in shares issuable from convertible notes are excluded from this calculation.

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

HYPERSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2014

3.   CAPITAL STOCK

During the six months ended December 31, 2014, the Company issued 19,214,090 shares of common stock upon conversion of $30,000 in principal, plus $3,625 in accrued interest.

4.   STOCK OPTIONS

Options

As of December 31, 2014, 250,000 non-qualified stock options common stock to a contractor were outstanding. Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options are fully vested and are exercisable for a period of five years from the date of grant at an exercise price $0.04 per share.

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

On August 9, 2013, the Company entered into a securities purchase agreement pursuant to which the Company issued a 10% convertible promissory note in the aggregate principal amount of up to $100,000, to be advanced in amounts at the lender’s discretion. Upon closing of the transaction the Company received an advance of $15,000. The Company received additional advances in the aggregate amount of $85,000 for a total aggregate principal sum of $100,000. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0048 per share; b) fifty percent (50%) of the lowest trading price after the effective date of each respective advance or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of each respective advance. The note matured, and each advance was extended for another six (6) months. On January 9, 2014, the note was extended to January 9, 2015. This note is in the process of being extended further by the lender, and though the current maturity date has passed, the lender has not called a default in anticipation of such extension.

On December 16, 2013, the Company entered into a securities purchase agreement pursuant to which the Company issued a 10% convertible promissory note in the aggregate principal amount of up to $100,000, to be advanced in amounts at the lender’s discretion. Upon closing of the transaction the Company received an advance of $26,000. The Company received additional advances in the amount of $74,000 for an aggregate sum of $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The note matured on May 16, 2014, and was extended to May 16, 2015. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,437 during the six months ended December 31, 2014.

On March 5, 2014, the Company entered into a securities purchase agreement pursuant to which the Company issued a 10% convertible promissory note in the aggregate principal amount of up to $100,000, to be advanced in amounts at the lender’s discretion. Upon closing of the transaction the Company received an advance of $30,000. On April 15, 2014, the lender and borrower agreed to amend the note to increase the principle sum to $150,000. The Company received additional advances in the amount of $120,000 for an aggregate sum of $150,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The note matured six (6) months from the effective dates of each respective advance. On September 4, 2014, the note was extended to September 5, 2015. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $75,833 during the six months ended December 31, 2014.

HYPERSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2014

5.   CONVERTIBLE PROMISSORY NOTES (Continued)

On May 23, 2014, the Company entered into a securities purchase agreement pursuant to which the Company issued a 10% convertible promissory note in the aggregate principal amount of up to $500,000, to be advanced in amounts at the lender’s discretion. Upon closing of the transaction the Company received an advance of $50,000. The Company received additional advances in the amount of $300,000 for an aggregate sum of $350,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The note matures six (6) months from the effective dates of each respective advance. The maturity dates in respect to each advance is from May 2015 through December 2015. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $105,890 during the six months ended December 31, 2014.

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

6.   DERIVATIVE LIABILITIES

The convertible notes issued and described in Note 5 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. At December 31, 2014, the outstanding fair value of the derivative liabilities amounted to $8,667,274.

During the six months ended December 31, 2014, approximately $30,000 of the convertible notes was converted. As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a gain of $226,861 in the statement of operations for the six months ended December 31, 2014. At December 31, 2014, the fair value of the derivative liability was $8,690,413.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	0.03% - 0.25%
Stock volatility factor	67.08% - 318.08%
Weighted average expected option life	1 month - 1 year
Expected dividend yield	None

7.   SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On January 8, 2015, the Company issued 17,336,047 shares of common stock upon partial conversion of a convertible note in the amount of principal for $26,000, plus $4,338 in interest.

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

(http://www.driveclean.ca.gov/Search_and_Explore/Technologies_and_Fuel_Types/Hydrogen_Fuel_Cell.php)

On May 20, 2014 the first Hyundai fuel cell vehicles (FCEV’s) rolled onto U.S. soil marking the first delivery of mass-produced fuel cell hydrogen vehicles in the U.S. market. (Source: http://www.hyundainews.com/us/en-us/Media/PressRelease.aspx?mediaid=40852&title=hyundais-first-mass-produced-tucson-fuel-cell-cuvs-arrive-in-southern-california)

Our research is centered on developing a low-cost and submersible hydrogen production particle that can split water molecules under the sun, emulating the core functions of photosynthesis. Each particle is a complete hydrogen generator that contains a novel high voltage solar cell bonded to chemical catalysts by a proprietary encapsulation coating.  We are striving to reach an open circuit voltage (OCV) goal of 1.5 to effectively split the water molecules to produce hydrogen with our technology. On December 9, 2014, we announced that we had reached open circuit voltage of 1.25. We are currently working on increasing the OCV to 1.5 and building a larger proof of concept prototype of our technology.

On November 3. 2014, we announced that we had added researchers at the University of Iowa, to help support our current research efforts.

On December 16, 2014, we announced that we had extended our agreement with the University of California, Santa Barbara.

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

The Hydrogen Generation Market will grow from an estimated $103.5 Billion in 2014 to $138.2 Billion by 2019, with a CAGR of 5.9%. (Markets and Markets Research; Hydrogen Generation Market).

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

Recently Adopted Accounting Pronouncements

Management reviewed the recently issued accounting pronouncements during the three months ended December 31, 2014, as disclosed in the Notes to the financial statements included in this report.

Liquidity and Capital Resources

As of December 31, 2014, we had a working capital deficit of $9,464,827 as compared to $9,262,871 as of June 30, 2014. This increase in working capital deficit of $201,956 was due primarily to an increase in cash, accrued expenses, convertible notes, and non-cash derivative liability, offset with a decrease in accounts payable.

Cash flow used in operating activities was $249,406 for the six months ended December 31, 2014 and $199,806 for the prior period ended December 31, 2013. The increase in cash used by operating activities was primarily due to a decrease in prepaid expenses, accounts payable, accrued expenses, and amortization of debt discount with an increase in deposits, and gain on derivative liability. The Company has had no revenues.

Cash used in investing activities for the six months ended December 31, 2014 was $0, compared to $2,020 for the prior period ended December 31, 2013.

Cash provided by financing activities during the six months ended December 31, 2014 was $250,000 and $243,500 for the prior period ended December 31, 2013. The increase in financing activities was due to equity financing with convertible notes through private placements during the current period.

Our financial statements as of December 31, 2014 have been prepared under the assumption that we will continue as a going concern for the year ended June 30, 2015. HJ Associates & Consultants LLP, in their report dated September 23, 2014, on our financial statements, included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our current cash balance as of February 4, 2015 will fund our operations for the next sixty days as we continue working to develop a prototype of our technology. As a result of our inability to raise sufficient financing in our third fiscal quarter, our CEO and certain vendors have not been fully compensated for their services. We are seeking further financing through the sales of our securities. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. If we are unable to obtain additional financing, we may be forced to curtail our operations.

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

Results of Operations for the Three Months Ended December 31, 2014 compared to Three Months Ended December 31, 2013.

Operating Expenses

Operating expenses for the three months ended December 31, 2014 were $126,390 and $126,965 for the prior period ended December 31, 2013. The net decrease in operating expenses consisted primarily of the research and development cost. The decrease was due to a reduction in cost associated with outside consultants.

Other Income/(Expenses)

Other income and (expenses) for the three months ended December 31, 2014 were $(2,718,598) and $681,382 for the prior period ended December 31, 2013. The increase in other income and (expenses) was the result of an increase in net loss on change in fair value of the derivative instruments of $3,473,211, interest expense of $5,270, with an offset of amortization of debt discount of $78,501. The net increase in other income and (expenses) was due to the loss in change in derivative liability.

Net Loss

For the three months ended December 31, 2014, our net loss was $2,844,988 as compared to a net gain of $554,417 for the prior period December 31, 2013. The increase in net loss was related primarily to other income and (expenses) due to non-cash cost associated with the derivatives. The Company has not generated any revenues.

Results of Operations for the Six Months Ended December 31, 2014 compared to Six Months Ended December 31, 2013.

Operating Expenses

Operating expenses for the six months ended December 31, 2014 were $243,703 and $279,286 for the prior period ended December 31, 2013. The net decrease in operating expenses consisted primarily of the research and development cost. The decrease was due to a reduction in cost associated with outside consultants.

Other Income/(Expenses)

Other income and (expenses) for the six months ended December 31, 2014 were $7,969 and $(826,803) for the prior period ended December 31, 2013. The increase in other income and (expenses) was the result of an increase in net gain in change in fair value of the derivative instruments of $779,856, interest expense of $8,795, with an offset of amortization of debt discount of $63,711. The net increase in other income and (expenses) was due to the loss in change in derivative liability.

Net Loss

For the six months ended December 31, 2014, our net loss was $235,734 as compared to $1,106,089 for the prior period December 31, 2013. The decrease in net loss was related primarily to other income and (expenses) due to gain non-cash cost associated with the derivatives. The Company has not generated any revenues.

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

None

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

HYPERSOLAR, INC.

February 10, 2015	By:	/s/ Timothy Young
Timothy Young
Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

