Form 10-Q
period 2015-03-31
Hypersolar, Inc.
filed 2015-05-14
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐.

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

There were 476,848,072 shares of the registrant's common stock, par value $0.001, issued and outstanding as of May 12, 2015.

HYPERSOLAR, INC.

PART I.  Financial Information

HYPERSOLAR, INC.

CONDENSED BALANCE SHEETS

	March 31, 2015	June 30, 2014
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$7,784	$61,628

TOTAL CURRENT ASSETS	7,784	61,628

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	6,218
Less: accumulated depreciation	(5,217)	(4,479)

NET PROPERTY AND EQUIPMENT	1,001	1,739

OTHER ASSETS
Deposits	1,450	925
Domain, net of amortization $2,362 and $2,097, respectively	2,953	3,218
Patents	32,736	32,736

TOTAL OTHER ASSETS	37,139	36,879

TOTAL ASSETS	$45,924	$100,246

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$65,305	$92,801
Accrued expenses	260,640	218,478
Derivative liability	10,233,770	8,667,274
Convertible promissory notes, net of debt discount of $252,015 and $176,395, respectively	562,985	345,946

TOTAL CURRENT LIABILITIES	11,122,700	9,324,499

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 1,500,000,000 authorized common shares 448,562,529 and 429,348,439 shares issued and outstanding, respectively	476,848	429,348
Additional Paid in Capital	5,568,303	5,532,679
Accumulated deficit	(17,121,927)	(15,186,280)

TOTAL SHAREHOLDERS' DEFICIT	(11,076,776)	(9,224,253)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$45,924	$100,246

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	114,302	105,883	342,837	327,843
Research and development cost	37,073	21,729	51,563	78,703
Depreciation and amortization	237	257	915	611

TOTAL OPERATING EXPENSES	151,612	127,869	395,315	407,157

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(151,612)	(127,869)	(395,315)	(407,157)

OTHER INCOME/(EXPENSES)
Gain on forgiveness of debt	-	25,293	-	32,831
Gain/(Loss) on change in derivative liability	(1,428,357)	(12,694,787)	(1,201,496)	(13,255,320)
Interest expense	(119,944)	(156,313)	(338,836)	(430,121)

TOTAL OTHER INCOME/(EXPENSES)	(1,548,301)	(12,825,807)	(1,540,332)	(13,652,610)

NET LOSS	$(1,699,913)	$(12,953,676)	$(1,935,647)	$(14,059,767)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.04)	$(0.00)	$(0.05)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	471,778,919	334,908,982	454,505,365	261,328,257

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2014	-	$-	429,348,439	$429,348	$5,532,679	$(15,186,280)	$(9,224,253)

Issuance of common stock for conversion of debt	-	-	47,499,633	47,500	35,624	-	83,124

Net loss for the nine months ended March 31, 2015	-	-	-	-	-	(1,935,647)	(1,935,647)

Balance at March 31, 2015 (unaudited)	-	$-	476,848,072	$476,848	$5,568,303	$(17,121,927)	$(11,076,776)

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(1,935,647)	$(14,059,767)
Adjustment to reconcile net income/(loss) to net cash used in operating activities
Depreciation & amortization expense	1,003	611
Loss on change in derivative liability	1,201,496	13,255,320
Amortization of debt discount and beneficial conversion feature recorded as interest expense	289,380	396,838
Gain on settlement and exchange of debt	-	(32,831)
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses and other current assets	-	9,715
Deposits	(525)	-
Increase (Decrease) in:
Accounts payable	(27,496)	(32,662)
Accrued expenses	52,945	107,241

NET CASH USED IN OPERATING ACTIVITIES	(418,844)	(355,535)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(2,020)
Purchase of intangible assets	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	(2,020)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	365,000	397,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	365,000	397,500

NET (DECREASE)/INCREASE IN CASH	(53,844)	39,945

CASH, BEGINNING OF PERIOD	61,628	15,937

CASH, END OF PERIOD	$7,784	$55,882

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$134	$1,077
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of convertible notes	$83,124	$1,675,402
Issuance of common stock upon cashless conversion of warrants	$-	$54,847

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2014.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds from its shareholders through the sale of its securities. Management believes that it will be able to continue to raise funds from its existing shareholders and new investors to meet the Company’s obligations as they become due and to continue the development of its core business. There is no assurance that the Company will be able to continue raising the required capital.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2015, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability	10,233,770	-	-	10,233,770
Total liabilities measured at fair value	$10,233,770	$-	$-	$10,233,770

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of July 1, 2014	$8,667,274
Fair value of derivative liabilities issued	1,800,221
Gain on conversion of notes payable	(1,166,385)
Loss on change in derivative liability	932,660
Ending balance as of March 31, 2015	$10,233,770

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for the convertible notes were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Recently issued pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued pronouncements (Continued)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.     CAPITAL STOCK

During the nine months ended March 31, 2015, the Company issued 47,499,633 shares of common stock upon conversion of $72,341 in principal and $10,783 in accrued interest on an outstanding note.

4.     STOCK OPTIONS

Options

On March 31, 2015, the Company granted 250,000 non-qualified stock options to an employee. As of March 31, 2015, 500,000 non-qualified common stock options were outstanding. Each option is exercisable to the nearest whole share, in installments or otherwise, as the respective agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options outstanding as of June 30, 2014 are fully vested and are exercisable for a period of five years from the date of grant at an exercise price $0.04 per share. The stock options granted on March 31, 2015 shall become exercisable after fifty (50%) percent of the options vest on the one year anniversary and the remaining fifty (50%) on the second anniversary, which are exercisable for a period of five years from the date of grant at an exercise price of $0.02245 per share.

A summary of the Company’s stock option activity and related information follows:

		Weighted
		average
	Number of	exercise
	Options	price
Outstanding, beginning of period	250,000	$0.04
Granted	250,000	0.02
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	500,000	$0.03
Exercisable at the end of period	250,000	$0.04
Weighted average fair value of options granted during the period		$0.02

5.     CONVERTIBLE PROMISSORY NOTES

On May 9, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note entered into for the extinguishment of a previous note in the aggregate principal amount of $127,841. The lender converted $55,500 of the note leaving a remaining balance of $72,341 as of June 30, 2014. During the nine months ended March 31, 2015, the Company issued 47,499,633 shares of common stock upon conversion of the remaining principle balance of $72,341, plus accrued interest of $10,783.

On August 9, 2013, the Company received funds of $15,000 in consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Company received additional advances in the aggregate amount of $85,000 for a total aggregate principal sum of $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0048 per share; b) fifty percent (50%) of the lowest trading price after the effective date of each respective advance or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of each respective advance. The note matured, and each advance was extended for another six (6) months. The note matured on January 9, 2014, and was extended to January 9, 2015. Before the note expired, the note was extended to July 9, 2015.

5.     CONVERTIBLE PROMISSORY NOTES (Continued)

On December 16, 2013, the Company received funds of $26,000 in consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Company received additional advances in the amount of $74,000 for an aggregate sum of $100,000.The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The note matured on May 16, 2014, and was extended to May 16, 2015. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,437 during the nine months ended March 31, 2015.

On March 5, 2014, the Company received funds of $30,000 in consideration for issuance of a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. On April 15, 2014, the lender and borrower agreed to amend the note to increase the principle sum to $150,000. The Company received additional advances in the amount of $120,000 for an aggregate sum of $150,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The note matured six (6) months from the effective dates of each respective advance. On September 4, 2014, the note was extended to September 5, 2015.The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $75,833 during the nine months ended March 31, 2015.

On May 23, 2014, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $500,000, $50,000 of which was funded simultaneously with entry into the securities purchase agreement. The Company received additional advances in the amount of $415,000 for an aggregate sum of $465,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The note matures six (6) months from the effective dates of each respective advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $207,110 during the nine months ended March 31, 2015.

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

During the nine months ended March 31, 2015, approximately $72,341 in convertible notes plus interest were converted. As a result of the conversion of these notes, and the revaluation of the derivatives, the Company recognized a net gain of $233,725 to account for the change in fair value of the derivative liabilities. At March 31, 2015, the fair value of the derivative liability was $10,233,770.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	0.03% - 0.26%
Stock volatility factor	23.89% - 318.08%
Weighted average expected option life	1 month - 1 year
Expected dividend yield	None

7.     SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and there are no events to report

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Inspired by the photosynthetic process that plants use to harness the power of the sun to create energy molecules, we are developing a novel solar-powered particle system that mimics photosynthesis to separate hydrogen from water.  On November 15, 2011, we filed a patent application to protect the intellectual property rights to the production of renewable hydrogen and natural gas using sunlight, water, and carbon dioxide. This patent is currently in the review stage.

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

On March 17, we jointly filed a full utility patent application with the University of California, Santa Barbara (“UCSB”) for the “method of manufacture of multi-junction artificial photosynthetic cells.”

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

As hydrogen fuel technology continues to garner attention from the mainstream consumer as well as industrial sectors, the industry is set to become as competitive as solar and wind energies.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording useful lives and impairment of tangible and intangible assets, accruals, stock-based compensation expense, Black Scholes valuation model inputs, derivative liabilities and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

The Company's cash, accounts payable, accrued interest, and note payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

Recently Adopted Accounting Pronouncements

Management reviewed the recently issued accounting pronouncements during the nine months ended March 31, 2015, as disclosed in the Notes to the financial statements included in this report.

Results of Operations for the Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 were $151,612 and $127,869 for the prior period ended March 31, 2015. The net increase in operating expenses consisted primarily of the research and development cost associated with outside testing.

Other Income/(Expenses)

Other income and (expenses) for the three months ended March 31, 2015 were $(1,548,301) and $(12,825,807) for the prior period ended March 31, 2014. The decrease in other income and (expenses) was the result of a decrease in net loss on change in fair value of the derivative instruments of $11,266,430, gain on forgiveness of debt of $25,293, and amortization of debt discount of $43,748, with an increase in interest expense of $7,379. The net decrease in other income and (expenses) was due to the loss in change in derivative liability.

Net Loss

For the three months ended March 31, 2015, our net loss was $1,699,913 as compared to $12,953,676 for the prior period March 31, 2014. The decrease in net loss was related primarily to other income and (expenses) due to a decrease in non-cash cost associated with the derivatives. The Company has not generated any revenues.

Results of Operations for the Nine Months Ended March 31, 2015 compared to Nine Months Ended March 31, 2014.

Operating Expenses

Operating expenses for the nine months ended March 31, 2015 were $395,315 and $407,157 for the prior period ended March 31, 2014. The net decrease in operating expenses consisted primarily of the research and development cost associated with outside testing. The decrease was due to a reduction in cost associated with outside consultants.

Other Income/(Expenses)

Other income and (expenses) for the nine months ended March 31, 2015 were $(1,540,332) and $(13,652,610) for the prior period ended March 31, 2014. The decrease in other income and (expenses) was the result of a decrease in net loss on change in fair value of the derivative instruments of $12,053,824, gain on forgiveness of debt of $32,831, and amortization of debt discount of $107,459, with an offset of interest expense of $16,174. The net increase in other income and (expenses) was due to the loss in change in derivative liability.

Net Loss

For the nine months ended March 31, 2015, our net loss was $1,935,647 as compared to $14,059,767 for the prior period March 31, 2014. The decrease in net loss was related primarily to other income and (expenses) due to a decrease in non-cash cost associated with the derivatives. The Company has not generated any revenues.

Liquidity and Capital Resources

As of March 31, 2015, we had a working capital deficit of $11,114,916 as compared to $9,262,871 as of June 30, 2014. This increase in working capital deficit of $1,852,045 was due primarily to an increase in accrued expenses, convertible notes, and non-cash derivative liability, offset with a decrease in cash and accounts payable.

Cash flow used in operating activities was $418,844 for the nine months ended March 31, 2015 and $335,535 for the prior period ended March 31, 2014. The increase in cash used by operating activities was primarily due to a decrease in prepaid expenses, deposits, accounts payable, accrued expenses, amortization of debt discount and loss on change in derivative liability. The Company has had no revenues.

Cash used in investing activities for the nine months ended March 31, 2015 was $0, compared to $2,020 for the prior period ended March 31, 2014.

Cash provided by financing activities during the nine months ended March 31, 2015 was $365,000 and $397,500 for the prior period ended March 31, 2014. The increase in financing activities was due to equity financing with convertible notes through private placements during the current period.

Our financial statements as of March 31, 2015 have been prepared under the assumption that we will continue as a going concern for the year ended June 30, 2015. HJ Associates & Consultants LLP, in their report dated September 23, 2014, on our financial statements, included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our current cash balance as of May 13, 2015 will fund our operations for the next sixty days as we continue  working to develop a prototype of our technology. As a result of our inability to raise sufficient financing in our third fiscal quarter, our CEO and certain vendors have not been fully compensated for their services. The sale of additional equity securities could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts and on terms acceptable to us, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. If we are unable to obtain additional financing, we may be forced to curtail our operations.

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

During the three months ended March 31, 2015, the Company issued 28,285,543 shares of common stock upon conversion of $72,341 in principal, plus accrued interest of $10,783.

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

HYPERSOLAR, INC.

May 14, 2015	By:	/s/ Timothy Young
Timothy Young
Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

