Form 10-K
period 2015-06-30
Hypersolar, Inc.
filed 2015-09-30
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter was approximately $9,119,391.

The number of shares of registrant’s common stock outstanding, as of September 25, 2015 was 476,848,072.

DOCUMENTS INCORPORATED BY REFERENCE

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

Our research is centered on developing a low-cost and submersible hydrogen production particle that can split water molecules under the sun, emulating the core functions of photosynthesis. Each particle is a complete hydrogen generator that contains a novel high voltage solar cell bonded to chemical catalysts by a proprietary encapsulation coating. On September 15, 2015, we announced that we had surpassed the critical voltage (1.5 Volts) threshold to split water molecules for renewable hydrogen fuel production. We believe this is an extremely important step towards commercialization, as 1.5 V is the minimum voltage needed to produce hydrogen in real world systems.

Market Opportunity

Hydrogen production is a large and growing industry. The market size of global hydrogen production was estimated to be 53 million metric tons in 2010, of which 12% was shared by merchant hydrogen and the rest with captive production (Markets and Markets Research; Hydrogen Generation Market). With decreasing sulfur level in petroleum products, lowering crude oil quality and rising demand of hydrogen operated fuel cell applications, global hydrogen production volume is forecasted to grow by compound annual growth rate of 5.6% from 2011 to 2016. The hydrogen generation market will grow from an estimated $103.5 billion in 2014 to $138.2 billion by 2019, with a CAGR of 5.9%. (Source: Markets and Markets Research; Hydrogen Generation Market - http://www.marketsandmarkets.com/PressReleases/hydrogen.asp)

We believe fuel cell technology will be the major growth driver of hydrogen in the future as many major automobile manufacturers such as Honda, Hyundai, BMW and Toyota bring hydrogen-powered cars to market. On May 20, 2014 the first Hyundai fuel cell vehicles (FCV’s) rolled onto U.S. soil marking the first delivery of mass-produced fuel cell hydrogen vehicles in the U.S. market. (Source: http://www.hyundainews.com/us/en-us/Media/PressRelease.aspx?mediaid=40852&title=hyundais-first-mass-produced-tucson-fuel-cell-cuvs-arrive-in-southern-california) Furthermore, the Toyota Mirai is expected to debut in California in 2016 (Source: https://www.yahoo.com/autos/s/decades-promises-dude-wheres-hydrogen-fuel-cell-car-130000421.html)

Recently, big box retailers including WalMart, Ace Hardware, and others have adopted hydrogen fuel technologies to serve their warehouse transportation needs, such as forklifts.

Hydrogen has a number of additional applications including, but not limited to, chemical processing, petroleum recovery and refining, metal production and fabrication, aerospace, and fuel cells. The sectors with the greatest demand for hydrogen are petroleum refineries for hydrocracking and ammonia production for fertilizer. Transportation fuel is an emerging sector which we believe has an enormous potential in the future.

A key aspect of our technology is that it has the potential to produce completely renewable hydrogen fuel, known as green hydrogen. Most hydrogen fuel currently in the market is produced from natural gas, known as brown hydrogen. The market for renewable hydrogen has begun to take shape, as California regulations maintain that at least 33% of the hydrogen provided at a company’s California filling stations must come from renewable sources to meet the standard. (Source: http://www.einow.org/resources/leg-tracker/28-sb-1505-environmental-performance-standards-for-hydrogen-fuel.html)

Our Technology

Technology for Making Renewable Hydrogen from Sunlight

Hydrogen (H2) is the third most abundant element on earth and cleanest fuel in the universe, (Dresselhaus, Mildred et al. (May 15, 2003). "Basic Research Needs for the Hydrogen Economy”). Unlike hydrocarbon fuels such as oil, coal and natural gas where carbon dioxide and other contaminants are released into the atmosphere when used, hydrogen fuel usage produces only pure water (H2O) as the byproduct. Unfortunately, pure hydrogen does not exist naturally on earth and therefore must be manufactured. Historically, the cost of manufacturing hydrogen as an alternative fuel has been higher than the cost of the energy used to make it. This is the dilemma of the hydrogen economy, and one that we aim to address.

For over a century, splitting water molecules into hydrogen and oxygen using electrolysis has been well known. This technology can be used to produce an unlimited amount of clean and renewable hydrogen fuel to power a carbon-free world. However, in practice, current commercial electrolysis technologies require (a) expensive electricity and (b) highly purified water to prevent fouling of system components. We believe these are the major barriers to affordable production of renewable hydrogen.

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

To address this fundamental electron transfer efficiency problem, we are developing a novel self-contained particle to maximally ensure that every single electron is put to work in splitting a water molecule. Our self-contained particle has two very important features:

●	Self-contained Photoelectrochemical System — Our low cost self-contained particle is designed to mimic photosynthesis and contains a solar absorber that generates electrons from sunlight, as well as integrated cathode and anode areas to readily split water and transfer those electrons to the molecular bonds of hydrogen. Unlike solar panels or wind turbines that produce lots of electrons that will be lost before reaching the hydrogen bonds, our particles are optimized to ensure maximal electron generation and utilization efficiency. Consequently, our particles use much less photovoltaic elements, an expensive material, than conventional solar panels to achieve the same system level efficiency thereby significantly lowering the system cost of what is essentially an electrolysis process.

●	Protective Coating — The biggest problem with submerging photovoltaic elements in water for direct electrolysis is corrosion and short circuiting. To address this problem, we are developing a protective coating that encapsulates key elements of the particle to allow it to function for a long period of time in a wide range of water conditions without corrosion. This allows the particles to be submerged or dissolved into any water such as sea water, runoff water, river water or waste water, instead of purified distilled water.

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

We refer to our technology as the HyperSolar H2Generator which is comprised of the following primary stages:

●	Reactor Vessels — These reactors resemble transparent rectangular boxes containing water and tens of thousands of self-contained particles suspended in solution. When exposed to sunlight, hydrogen gas will bubble up into an air gap on top for separation and collection.

●	Hydrogen Compressor — Produced hydrogen gas will be compressed for space efficient storage.

●	Hydrogen Storage — Hydrogen can be stored in compressed gas tanks or chemical canisters depending on the application.

We anticipate that the HyperSolar H2Generator will be a self-contained renewable hydrogen production system that requires only sunlight and any source of water. As a result, it can be installed almost anywhere to produce hydrogen fuel at or near the point of distribution, for local use. This model of hydrogen production addresses one of the biggest challenges of using clean hydrogen fuel on a large scale which is the transportation of hydrogen.

Each stage of the HyperSolar H2Generator can be scaled independently according to the hydrogen demands and length of storage required for a specific application. A small-scale system can be used to produce continuous renewable electricity for a small house, or a large scale system can be used to produce hydrogen to power a community. In the last eight months we have shown how energy from sunlight can be converted to high voltages that can be contained in a simple and inexpensive structure and how we can use the voltages to split inexpensive feedstocks like water and organic waste to produce hydrogen. Specifically, we demonstrated a novel multi-junction semiconducting device architecture, synthesized entirely by inexpensive wet chemical techniques, that can produce photovoltages exceeding 1.5 V. We also demonstrated stable activity for solar photosynthesis using these structures to make chemicals and fuels.

To compete with other fossil fuel driven hydrogen production techniques such as steam reforming, renewable hydrogen production systems need to be be cheap and highly efficient. It is estimated based largely on theoretical calculations that an autonomous solar H2 production system should be able to generate photovoltages exceeding 1.5 V, produce photocurrents reaching 10 mA/cm2 (~10% efficient) and the overall system cost should be ~$50/m2. Although our H2Generator achieved photovoltages greater than 1.5V and our system production cost is considerably lower than $50/m2, our focus for the next six months is to improve photocurrents that one could generate from our system.

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

In September of 2012, we jointly filed with the University of California, Santa Barbara ("UCSB") an additional patent application to protect the intellectual property rights of our proprietary coating for protecting our semiconductor devices from corrosion in various types of water. This patent is titled: “Process And Systems For Stable Operation of Electroactive Devices”. The invention is directed towards processes and systems for stable operation of electrical, electrochemical, photoelectrochemical and photosynthetic devices with increased efficiency, stability, and low cost. In particular, what is disclosed are new functional coating materials and applications of those coatings that are optically transparent, electronically conducting, electrocatalytically active, thermally stable, and which can be applied conformally and easily on an electroactive unit for stable and efficient operation. We believe this patent will be valuable beyond our specific utilization in developing hydrogen from water using the power of the sun. In February of 2013 we filed the utility patent application for the above and the examination and prosecution of this patent are ongoing.

In March of 2015, we jointly filed a full utility patent application with UCSB for the "method of manufacture of multi-junction artificial photosynthetic cells." The patent’s full coverage excludes others from making, using, or selling the technology process, and creates licensing opportunities. We believe licensing opportunities can be created through various industry applications, such as for car charging stations, retail distribution centers, and facilities that would benefit from cost-efficient hydrogen developed at or near the point of distribution. Examination and prosecution of this patent are ongoing.

Strategic Partners

In November of 2014, we entered into a one-year agreement with the University of Iowa to help accelerate our research and development efforts to reach our goal of producing commercially viable renewable hydrogen.

We have entered into a sponsorship research agreement (“SRA”) with the University of California, Santa Barbara (“UCSB”) intended to help achieve important milestones in the company’s development plan.

As consideration under the SRA, UCSB will receive $218,231 from the Company. When expenditures reach that amount, we will no longer be obligated to fund any additional research activities, and UCSB will not be obligated to perform any additional research activities pursuant to the SRA, unless mutually agreed upon. Either us or UCSB may terminate the agreement upon sixty days written notice. U.S. Patent Law and university policy will govern any patentable developments or discoveries throughout the course of the SRA. If such an invention is determined to be jointly owned by us and UCSB, we will prepare and file, at our cost, patent applications for such invention and claim it as a joint invention in the name of both the Company and UCSB, and shall prosecute and maintain such joint patent rights. Neither party may assign its joint ownership in such patents without the consent of the other party. We have a time-limited first right to negotiate a license to UCSB’s interest in any joint invention.

We believe the partnership with UCSB will enable us to refine our solar-powered particle technology for generating zero carbon hydrogen and renewable natural gas using sunlight, water and carbon dioxide (CO2). The research project is led by Professor Eric McFarland in the Department of Chemical Engineering at UCSB.

On January 11, 2013, the SRA was amended to extend the term for no additional consideration to July 31, 2013. On July 31, 2013, we signed an additional amendment extending the term to December 31, 2013 for additional consideration of $54,045. On December 16, 2013 we signed an amendment to extend the SRA through June 30, 2014 for additional consideration of $43,459. In December of 2014, the agreement was extended through December 31, 2015 for no additional consideration,

Competition

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

The energy source and feedstock used in these existing production technologies are fossil fuels. Therefore, the hydrogen produced is not considered renewable. We are developing a new low cost technology to use sunlight as the energy source to split water into hydrogen in a truly renewable fashion. To our knowledge, there are no commercially available technologies for producing large quantities of renewable hydrogen that are cost competitive with fossil fuel based hydrogen. Niche market electrolysis systems that split water for hydrogen production have existed for a long time but their capital and operating costs are much higher than conventional hydrogen. Various academic and research institutions around the world are attempting to develop renewable hydrogen production technologies as well. To our knowledge, none have reached commercial success.

If we are able to complete the commercial development of our technology, we do not intend to manufacture hydrogen and compete with companies such as Air Liquide. We intend to license our technology to companies like Air Products and Air Liquide for the production of renewable hydrogen used in applications such as hydrogen vehicle fueling stations and hydrogen power plants.

Corporate Information

We were incorporated in the State of Nevada on February 18, 2009. Our executive offices are located at 32 East Micheltorena, Suite A, Santa Barbara, CA 93101. Our telephone number is (805) 966-6566.

EMPLOYEES

As of September 25, 2015 we had 1 full-time employee and several consultants. We have not experienced any work stoppages and we consider relations with our employees and consultants to be good.

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

As of June 30, 2015, we have incurred an aggregate net loss, and had an accumulated deficit, of $(20,079,841). For the years ended June 30, 2015 and 2014, we incurred net losses of $(4,893,561) and $(11,543,012), respectively. The net losses for the years ended June 30, 2015 and 2014, include non-cash expenses of $4,279,298 and $10,938,756, respectively, associated with the derivatives. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

In May of 2012, we completed a lab scale prototype of our technology. This prototype demonstrates hydrogen production from small scale solar devices coated with our unique, low-cost polymer coating, and submerged in waste water from a pulp and paper mill. However, we have not completed a large scale commercial prototype of our technology and are uncertain at this time when completion of a commercial scale prototype will occur. Although, the lab scale prototype demonstrates the viability of our technology, there can be no assurance that we will be able to commercialize our technology.

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

Our industry is highly competitive and fragmented, subject to rapid change and has low barriers to entry. We may, in the future, compete for potential customers with solar and heating companies and other providers of solar power equipment or electric power. Some of these competitors may have significantly greater financial, technical and marketing resources and greater name recognition than we have.

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

OUR BUSINESS DEPENDS ON PROPRIETARY TECHNOLOGY THAT WE MAY NOT BE ABLE TO PROTECT AND MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

Our success will depend, in part, on our technology’s commercial viability and on the strength of our intellectual property rights. The technology is not patented and the only intellectual property rights that exist at present, if any, are trade secret rights. However, trade secrets are difficult to protect and others could independently develop substantially equivalent technology, otherwise gain access to trade secrets relating to the technology. Accordingly, we may not be able to protect the rights to our trade secrets. In addition, any agreements we enter into with our employees, consultants, advisors, customers and strategic partners will contain restrictions on the disclosure and use of trade secrets, inventions and confidential information relating to our technology may not provide meaningful protection in the event of unauthorized use or disclosure.

Third parties may assert that the technology, or the products we, our customers or partners commercialize using the technology, infringes upon their proprietary rights. We have yet to complete an infringement analysis and, even if such an analysis were available at the current time, it is virtually impossible for us to be certain that no infringement exists, particularly in our case where our products have not yet been fully developed.

We may need to acquire licenses from third parties in order to avoid infringement. Any required license may not be available to us on acceptable terms, or at all.

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

WE DO NOT MAINTAIN THEFT OR CASUALTY INSURANCE AND ONLY MAINTAIN MODEST LIABILITY AND PROPERTY INSURANCE COVERAGE AND THEREFORE, WE COULD INCUR LOSSES AS A RESULT OF AN UNINSURED LOSS.

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

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our CEO, Timothy Young, and our development team at the University of California, Santa Barbara and at the University of Iowa. The loss of these valuable resources could have a material adverse effect on our operations. Our officers are employed on “at will” basis. Accordingly, there can be no assurance that they will remain associated with us. Our management’s efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Mr. Young or the services of the development team at the university or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

THE LOSS OF STRATEGIC ALLIANCES USED IN THE DEVELOPMENT OF OUR PRODUCTS AND TECHNOLOGY COULD IMPEDE OUR ABILITY TO COMPLETE OUR PRODUCT AND RESULT IN A MATERIAL ADVERSE EFFECT CAUSING THE BUSINESS TO SUFFER.

We pursue strategic alliances with other companies in areas where collaboration can produce technological and industry advancement. We have entered into a sponsorship research agreement (“SRA”) with the University of California, Santa Barbara. The SRA will terminate on or prior to December 31, 2015. Also, we have entered into a research agreement with the University of Iowa which is set to terminate October 31t, 2015. If we are unable to extend the terms of the agreements , we could suffer delays in product development or other operational difficulties which could have a material adverse effect on our results of operations.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent public accounting firm in their report dated September 28, 2015 included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern. Any such adjustment, if necessary, would materially affect the value of our assets.

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

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTCQB WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Securities traded on the OTCQB must be registered with the Securities and Exchange Commission and the issuer must be current with its filings pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, in order to maintain price quotation privileges on the OTCQB. If we fail to remain current in our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTCQB which may have an adverse material effect on our Company.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE; ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our Common Stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the our Board of Directors. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

OUR COMMON STOCK COULD BE SUBJECT TO EXTREME VOLATILITY.

The trading price of our Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this report, as well as our operating results, financial condition and other events or factors. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our Common Stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our Common Stock and wide bid-ask spreads. These fluctuations may have a negative effect on the market price of our Common Stock. In addition, the securities market has, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

THERE IS A LARGE NUMBER OF AUTHORIZED BUT UNISSUED SHARES OF CAPITAL STOCK AVAILABLE FOR ISSUANCE, WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS.

Our Certificate of Incorporation authorizes the issuance of up to 1,500,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001, of which 476,848,072 shares of common stock and no shares of preferred stock are currently outstanding as of September 25, 2015. Our Board of Directors has the ability to authorize the issuance of an additional 1,023,151,928 shares of common stock and 5,000,000 shares of preferred stock without shareholder approval. Any such issuance will result in substantial dilution to existing shareholders. In addition, the availability of such a large number of capital stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

WE HAVE NEVER PAID COMMON STOCK DIVIDENDS AND HAVE NO PLANS TO PAY DIVIDENDS IN THE FUTURE, AS A RESULT OUR COMMON STOCK MAY BE LESS VALUABLE BECAUSE A RETURN ON AN INVESTOR’S INVESTMENT WILL ONLY OCCUR IF OUR STOCK PRICE APPRECIATES.

Holders of shares of our Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. To date, we have paid no cash dividends on our shares of Common Stock and we do not expect to pay cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our Common Stock will be in the form of appreciation, if any, in the market value of our shares of Common Stock. There can be no assurance that shares of our Common Stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

WE MAY NEED ADDITIONAL CAPITAL, AND THE SALE OF ADDITIONAL SHARES OR OTHER EQUITY OR CONVERTIBLE DEBT SECURITIES COULD RESULT IN ADDITIONAL DILUTION TO OUR STOCKHOLDERS.

If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. In addition, the successful execution of our business plan requires significant cash resources, including cash for investments and acquisition. Changes in business conditions and future developments could also increase our cash requirements. To the extent we are unable to obtain external financing, we will not be able to execute our business plan effectively, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders.

ITEM 2.	PROPERTIES.

Our principal office is located at 32 East Micheltorena, Suite A, Santa Barbara, CA, 93101. We lease approximately 650 square feet, with an annual cost of approximately $17,940. The term of the lease is nine (9) months and a week, and expires on February 28, 2016. We believe that our current premises are sufficient to handle our activities for the near future.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On May 26, 2010, our common stock became eligible for quotation on the OTCQB under the symbol "HYSR.QB."

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These high and low bid prices represent prices quoted by broker-dealers on the OTCQB. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Period	High	Low
First Quarter FY 2015	$0.0449	$0.0169
Second Quarter FY 2015	$0.0348	$0.0111
Third Quarter FY 2015	$0.0425	$0.0187
Fourth Quarter FY 2015	$0.0345	$0.0171

First Quarter FY 2014	$0.02	$0.004
Second Quarter FY 2014	$0.015	$0.0044
Third Quarter FY 2014	$0.1345	$0.0035
Fourth Quarter FY 2014	$0.0569	$0.025

Securities

Our Articles of Incorporation, as amended, authorizes the issuance of 1,500,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, par value $0.001 per share.

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

As of September 25, 2015, our common stock was held by 74 stockholders of record and we had 476,848,072 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Trust Company N.A., 250 Royall Street Canton, MA 02021.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended June 30, 2015 other than those transactions previously reported to the SEC on our quarterly reports on Form 10Q and current reports on Form 8-K.

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

Our research is centered on developing a low-cost and submersible hydrogen production particle that can split water molecules under the sun, emulating the core functions of photosynthesis. Each particle is a complete hydrogen generator that contains a novel high voltage solar cell bonded to chemical catalysts by a proprietary encapsulation coating.  On September 15, 2015, we announced that we had surpassed the critical voltage (1.5 Volts) threshold to split water molecules for renewable hydrogen fuel production. We believe this is an extremely important step towards commercialization, as 1.5 V is the minimum voltage needed to produce hydrogen in real world systems.

Currently, the strategy of partnering with both the University of Iowa and University of California, Santa Barbara, has advanced our technology significantly. In November of 2014, the University of Iowa was added to the research and development team, giving us the support of two leading universities as it continues its pursuit of commercially viable renewable hydrogen. As the technology progresses, the University of Iowa team will continue to focus on increasing the voltage of the technology, while the UCSB team will focus more on the technology’s production aspects and cost models for scaled up systems. We anticipate continuing this strategy of leveraging our existing relationship, as well as potentially exploring others with leading universities, to continue developing our technology.

Now that we have surpassed the 1.5 V threshold required for hydrogen fuel production in real world systems, we will identify next steps in terms of scaling up the technology. Following this breakthrough, we will focus our efforts on increasing the hydrogen production efficiencies of these particles by bonding the ideal fuel production catalyst to the low-cost high-voltage solar cell. In order to achieve this, the company is currently exploring two parallel approaches. The first is to identify materials that interface with well-known hydrogen production catalysts, such as the platinum on solar particles, to improve sunlight-to-hydrogen conversion efficiency. The second is to pursue methods that further increase photo voltages of solar particles to greater than 1.7 V that allow integration of cheaper earth abundant catalysts without significant loss in hydrogen production efficiency. We believe this will bring us closer to developing a prototype or pilot.

Results of Operations for the Year Ended June 30, 2015 compared to the Year Ended June 30, 2014.

Operating Expenses

Operating expenses consists primarily of research and development expenses and general and administrative expenses incurred in connection with the operation our business. For the year ended June 30, 2015 operating expenses were $542,404 and $558,669 for the prior period ended June 30, 2014. The net decrease of $16,265 in operating expenses consisted primarily of research and development costs in the amount of $15,628 together with professional fees in the amount of $34,524, offset against an increase in marketing expenses of $13,687, and an overall increase in other general and administrative expenses of $20,200. Marketing expenses consist of expenses incurred in connection with our public responses. Other general administrative expenses consist of health insurance expenses, rental expense and other office expenses.

Other Income/(Expenses)

Other income and (expenses) for the year ended June 30, 2015 were $(4,351,157) and $(10,984,343) for the prior period ended June 30, 2014. The decrease in other income and (expenses) was the result of a decrease in net loss on change in fair value of the derivative instruments of $6,545,294, amortization of debt discount of $114,164, with an increase in interest expense of $26,272. The net increase in other income and (expenses) was due to the loss in change in derivative liability.

Net Loss

For the year ended June 30, 2015, our net loss was $(4,893,561) as compared to $(11,543,012) for the prior period June 30, 2014. The decrease in net loss was related primarily to other income and (expenses) due to a decrease in non-cash cost associated with the derivative liability created by the Company’s outstanding convertible notes. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2015, we had a working capital deficit of $14,072,573 as compared to $9,262,871 as of June 30, 2014. This increase in working capital deficit of $4,809,702 was due primarily to an increase in accounts payable, accrued expenses, the issuance of additional convertible notes, and non-cash derivative liability, offset by a decrease in cash.

During the year ended June 30, 2015, we raised an aggregate of $515,000 in an offering of unsecured convertible notes. During the prior period ended June 30, 2014, we raised an aggregate of $567,500 through the sale of unsecured convertible notes. Our ability to continue as a going concern is dependent upon ability to raise capital from financing transactions and future revenue.

Cash flow used in operating activities was $537,137 for the year ended June 30, 2015 and $503,729 for the prior period ended June 30, 2014. The increase in cash used by operating activities was primarily due to a decrease in prepaid expenses, accrued expenses, amortization of debt discount and loss on change in derivative liability, with an increase in rental deposits and accounts payable. The Company has had no revenues.

Cash used in investing activities for the year ended June 30, 2015 was $0, compared to $18,080 for the prior period ended June 30, 2014. During the current period no purchases of tangible or intangible assets were made.

Cash provided by financing activities during the year ended June 30, 2015 was $515,000 and $567,500 for the prior period ended June 30, 2014. The increase in financing activities was due to with the issuance of convertible notes through private placement offerings during the current period.

During the year ended June 30, 2015, we did not generate any revenue, incurred a net loss of $4,893,561 and used cash in the amount of $537,137 in our operations of. As of June 30, 2015, we had a working capital deficiency of $14,072,573 and a shareholders’ deficit of $14,034,690. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, Liggett, Vogt, & Webb P.A , in their report dated September 28, 2015, on our audited financial statements for the year ended June 30, 2015 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations.

We have historically obtained funding from our shareholders. Management has historically obtained funds through private placement offerings of equity and debt. Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business. There is no assurance that we will be able to continue raising the required capital for its operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, result of operations, liquidity or capital expenditures.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense, Black Scholes valuation model inputs, derivative liabilities and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2015, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Adopted Accounting Pronouncements

Management adopted recently issued accounting pronouncements during the year ended June 30, 2015, as disclosed in the Notes to the financial statements included in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure  that information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls.

We have also evaluated our internal control over financial reporting, and there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2015, based on those criteria.

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

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors:

Name	Age	Position
Timothy Young	50	President, CEO and Chairman

Timothy Young – President, CEO and Director

Tim Young is an accomplished executive with over fifteen years of management experience in media and Internet technology companies. Mr. Young was appointed President, CEO and Chairman of the Company in August 2009.

Mr. Young oversees the Company’s research and development initiatives and fundraising efforts.

From September 2007 through August 2009, Mr. Young was the President of Rovion, Inc., an internet media startup company. where he increased revenues through a channel sales strategy that included companies such as Clear Channel, Disney, CBS, and Fox Television and bolstered the company's technical capabilities through strategic acquisitions. Prior to Rovion, Mr. Young was employed by Time Warner Inc. from October 1998 through July 2007, where he served as Vice President and Regional Vice President of various divisions including America Online and Time Warner Cable. Mr. Young's track record of success and over fifteen plus years of management and leadership experience bringing new products to the market, qualifies him to be a board member of HyperSolar, Inc.

FAMILY RELATIONSHIPS

There are no family relationships among our executive officers and directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.   Currently, we have only one executive officer, who is our Chief Executive Officer, who also serves as our sole director. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

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

COMMITTEES OF THE BOARD

We currently have no audit committee, compensation committee or nominations and governance committee of our board of directors. We do not have an audit committee financial expert.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. A copy of the Code of Ethics can be obtained without charge upon request to Timothy Young, CEO and President, 32 East Micheltorena, Suite A, Santa Barbara, CA 93101 and is also being incorporated by reference herein. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Board of Directors.  Any such waivers will be promptly disclosed to our shareholders.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended June 30, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

CHANGES IN NOMINATING PROCEDURES

None.

ITEM 11.	EXECUTIVE COMPENSATION.

The table below sets forth the compensation earned by each person acting as our Principal Executive Officer and our other most highly compensated executive officers whose total annual compensation exceeded $100,000 during the last two fiscal years.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Young,	2015	$255,000	0	0	0	0	0	0	$255,000
CEO and Acting CFO	2014	$255,000	0	0	0	0	0	0	$255,000

General

At no time during the last fiscal year with respect to any person listed in the table above was there:

●	any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

●	any option or equity grant;

●	any non-equity incentive plan award made to a named executive officer

Outstanding Equity Awards at Fiscal Year-End

There were no grants of options to purchase our common stock to the named executive officers at June 30, 2015.

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

Item 12.	SECURITY OWN ERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 476,848,072 issued and outstanding shares of common stock as of the date of this Annual Report by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from September 25, 2015 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of September 25, 2015 have been exercised and converted.

Name and address	Shares of Common Stock	Percentage of Common Stock (1)

Directors and Officers (2)
Timothy A. Young	10,000,000	2.1%

All Officers and Directors as a Group (1 person)	10,000,000	2.1%

(1)	Based upon 476,848,072 shares issued and outstanding as of September 25, 2015.
(2)	The address for each of the officers and directors is c/o HyperSolar, Inc. 32 East Micheltorena, Suite A, Santa Barbara, CA 93101

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Since the beginning of our last fiscal year, there have been and there are no currently proposed transaction, in which we are or were a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

We do not currently have any directors who are independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by Liggett, Vogt & Webb P.A. during 2015 for the audit of our annual financial statements and quarterly reviews of our financial statements for the fiscal year totaled approximately $23,000.

The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2015 and 2014 for the audits of our annual financial statements and quarterly reviews of our financial statements for the fiscal year totaled approximately $0 and $24,000. respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2015 of $0 to Liggett, Vogt & Webb P.A. in connection with the audit of the financial statements of the Company for the year ended June 30, 2015.

We incurred assurance and audit-related fees during 2015 and 2014 of $0 and $0 respectively, to HJ Associates & Consultants, LLP in connection with the audit of the financial statements of the Company for the years ended June 30, 2014, for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We incurred fees of $0 billed to us by Liggett, Vogt & Webb P.A. for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended June 30, 2015.

We incurred fees of $0 and $0 billed to us by HJ Associates & Consultants, LLP for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended June 30, 2014 and the beginning of fiscal year 2015, respectively.

All Other Fees

There were no fees billed to us by HJ Associates & Consultants, LLP for services rendered to us for the fiscal years ended June 30, 2015 and 2014, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

As of the date of this filing, our current policy is to not engage Liggett, Vogt & Webb P.A to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage Liggett, Vogt & Webb P.A to provide audit, and other assurance services, such as review of SEC reports or filings.

ITEM 15.	EXHIBITS.

Exhibit No.	Description

3.1	Articles of Incorporation of HyperSolar, Inc. filed with the Nevada Secretary of State on February 18, 2009. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010)

3.2	Articles of Amendment of Articles of Incorporation of HyperSolar, Inc. filed with the Nevada Secretary of State on September 11, 2009. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010)

3.3	Articles of Amendment of Articles of Incorporation of HyperSolar, Inc. filed with the Nevada Secretary of State on November 21, 2013. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013)

3.4	Bylaws of HyperSolar, Inc. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010)

10.1*	Research Agreement between Hypersolar, Inc. and the Regents of the University of California, University of Californa, Santa Barbara dated February 16, 2015.

10.2*	Contract between Hypersolar, Inc. and the University of Iowa dated as of November 1, 2014.

10.3	Offer of Employment to Timothy Young dated August 13, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.4	Invention Transfer dated as of June 10, 2009(Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.5	Securities Purchase Agreement between Hypersolar, Inc. and Asher Enterprises, Inc. dated as of September 19, 2012 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012).

10.6	Form of Note issued pursuant to Securities Purchase Agreement between Hypersolar, Inc. and Asher Enterprises, Inc. dated as of September 19, 2012 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012).

14	Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2012).

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1 *	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS *	XBRL INSTANCE DOCUMENT

EX-101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB *	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERSOLAR, INC.

Date: September 28, 2015	By:	/s/ Timothy Young
CHIEF EXECUTIVE OFFICER PRESIDENT (PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HyperSolar, Inc.

Santa Barbara, California

We have audited the accompanying balance sheets of HyperSolar, Inc. as of June 30, 2015, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HyperSolar, Inc. as of June 30, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Liggett, Vogt & Webb, P.A.

New York, New York

September 28, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors
HyperSolar, Inc.
Santa Barbara, CA

We have audited the accompanying balance sheet of HyperSolar, Inc. as of June 30, 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HyperSolar, Inc. as of June 30, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP

Salt Lake City, Utah

September 23, 2014

HYPERSOLAR, INC.

BALANCE SHEETS

	June 30, 2015	June 30, 2014

ASSETS

CURRENT ASSETS
Cash	$39,491	$61,628

TOTAL CURRENT ASSETS	39,491	61,628

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	6,218
Less: accumulated depreciation	(5,385)	(4,479)

NET PROPERTY AND EQUIPMENT	833	1,739

OTHER ASSETS
Deposits	1,450	925
Domain, net of amortization $2,451 and $2,097, respectively	2,864	3,218
Patents	32,736	32,736

TOTAL OTHER ASSETS	37,050	36,879

TOTAL ASSETS	$77,374	$100,246

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$97,467	$92,801
Accrued expenses	279,419	218,478
Derivative liability	13,034,374	8,667,274
Convertible promissory notes, net of debt discount of $264,196 and $176,395, respectively	700,804	345,946

TOTAL CURRENT LIABILITIES	14,112,064	9,324,499

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value;
1,500,000,000 authorized common shares 476,848,072 and 429,348,439 shares issued and outstanding, respectively	476,848	429,348
Additional Paid in Capital	5,568,303	5,532,679
Accumulated deficit	(20,079,841)	(15,186,280)

TOTAL SHAREHOLDERS' DEFICIT	(14,034,690)	(9,224,253)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$77,374	$100,246

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30, 2015	June 30, 2014

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	459,842	460,871
Research and development cost	81,302	96,929
Depreciation and amortization	1,260	869

TOTAL OPERATING EXPENSES	542,404	558,669

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(542,404)	(558,669)

OTHER INCOME/(EXPENSES)
Gain on forgiveness of debt	-	58,065
Gain/(Loss) on change in derivative liability	(3,852,100)	(10,455,459)
Interest expense	(499,057)	(586,949)

TOTAL OTHER INCOME/(EXPENSES)	(4,351,157)	(10,984,343)

NET LOSS	$(4,893,561)	$(11,543,012)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.04)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	460,075,738	296,013,816

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2013	-	$-	194,263,571	$194,263	$2,532,032	$(3,643,268)	$(916,973)

Issuance of common stock for conversion of debt	-	-	180,238,341	180,238	3,055,494	-	3,235,732

Issuance of common stock for cashless exercise of warrants at fair value	-	-	54,846,527	54,847	(54,847)	-	-

Net loss for the year ended June 30, 2014	-	-	-	-	-	(11,543,012)	(11,543,012)

Balance at June 30, 2014	-	-	429,348,439	429,348	5,532,679	(15,186,280)	(9,224,253)

Issuance of common stock for conversion of debt	-	-	47,499,633	47,500	35,624	-	83,124

Net loss for the year ended June 30, 2015	-	-	-	-	-	(4,893,561)	(4,893,561)

Balance at June 30, 2015	-	$-	476,848,072	$476,848	$5,568,303	$(20,079,841)	$(14,034,690)

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(4,893,561)	$(11,543,012)
Adjustment to reconcile net income/(loss) to net cash used in operating activities
Depreciation & amortization expense	1,260	869
Loss on change in derivative liability	3,852,100	10,455,459
Amortization of debt discount and beneficial conversion feature recorded as interest expense	427,198	541,362
Gain on settlement and exchange of debt	-	(58,065)
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses and other current assets	-	11,855
Deposits	(525)	-
Increase (Decrease) in:
Accounts payable	4,666	(28,440)
Accrued expenses	71,725	116,243

NET CASH USED IN OPERATING ACTIVITIES	(537,137)	(503,729)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(2,020)
Purchase of intangible assets	-	(16,060)

NET CASH USED IN INVESTING ACTIVITIES	-	(18,080)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	515,000	567,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	515,000	567,500

NET (DECREASE)/INCREASE IN CASH	(22,137)	45,691

CASH, BEGINNING OF PERIOD	61,628	15,937

CASH, END OF PERIOD	$39,491	$61,628

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$134	$1,077
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of convertible notes	$83,124	$3,237,087
Issuance of common stock upon cashless conversion of warrants	$-	$54,847

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placement offerings of equity and debt. Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business. There is no assurance that the Company will be able to continue raising the required capital.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of intangible assets, the deferred tax valuation allowance, and derivative liabilities. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computer equipment	5 Years

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2015, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2015 and 2014:

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities
Derivative liability, June 30, 2015	$13,034,374	$-	$-	$13,034,374
Derivative liability, June 30, 2014	$8,667,274	$-	$-	$8,667,274

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of July 1, 2013	$536,640
Fair value of derivative liabilities issued	2,335,339
Loss on change in derivative liability	5,795,295
Ending balance as of June 30, 2014	8,667,274
Fair value of derivative liabilities issued	2,006,614
Loss on change in derivative liability	2,360,486
Ending balance as of June 30, 2015	$13,034,374

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion features within certain convertible promissory notes was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The derivative liability is adjusted periodically according to the stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in-capital.

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. During the fiscal years ended June 30, 2015 and 2014, the significant assumptions used in the Black Scholes valuation of the derivative are as follows:

	6/30/2015	6/30/2014

Stock price on the valuation dates	$0.02 -$0.0265	$0.0048 -$0.05
Conversion price for the debt	$0.0018 -$0.0048	$0.002 - $0.0116
Dividend yield	0.00%	0.00%
Years to Maturity	3 months - 1 year	6 months - 1 year
Risk free interest rate	0.02% - 0.28%	0.03% - 0.18%
Expected volatility	15.55% - 289.81%	51.13% - 523.07%

Loss per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for the convertible notes were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the year ended June 30, 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

For the years ended June 30, 2015 and 2014, the dilutive impact of outstanding stock options of 500,000 and  250,000, and notes convertible into 531,109,481 and 312,455,051 shares of common stock respectively, have been excluded, because their impact on the loss per share is anti-dilutive.

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

Stock based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $81,302 and $96,929 for the years ended June 30, 2015 and 2014, respectively.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average series Black-Scholes-Merton option pricing models to value the derivative instruments at inception and on subsequent valuation dates.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently issued pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements s issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

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

During the year ended June 30, 2015, the Company issued 47,499,633 shares of common stock upon conversion of $72,341 in principal, plus $10,783 in accrued interest on an outstanding convertible note.

During the year ended June 30, 2014, the Company issued 54,846,527 shares of common stock through a cashless exercise of 69,838,762 purchase warrants at fair value; issued 180,238,341 shares of common stock for $415,500 in principal for conversion of various convertible notes, plus $27,969 in accrued interest and a loss of $2,792,263 on conversion of the notes.

4.	STOCK OPTIONS

Options

On March 31, 2015, the Company granted 250,000 non-qualified stock options to a consultant. As of March 31, 2015, 500,000 non-qualified common stock options were outstanding. Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective agreements may provide. Each Option expires on the date specified in the Option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of June 30, 2015, 250,000 options are fully vested and are exercisable at an exercise price $0.04 per share. The 250,000 stock options granted on March 31, 2015 are not currently exercisable and are subject to vesting conditions which provide that fifty (50%) percent of the options vest on March 31, 2016 and the remaining fifty (50%) on March 31, 2017. These stock options are exercisable for a period of five years from the date of grant at an exercise price of $0.02245 per share.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

4.	STOCK OPTIONS (Continued)

A summary of the Company’s stock option activity and related information follows:

	6/30/2015		6/30/2014
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	250,000	$0.04	250,000	$0.04
Granted	250,000	0.02	-	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Outstanding, end of period	500,000	$0.03	250,000	$0.04
Exercisable at the end of period	250,000	$0.04	250,000	$0.04
Weighted average fair value of options granted during the period		$0.02		$-

Warrants

There were no outstanding purchase warrants as of June 30, 2015.

During the year ended June 30, 2014, the Company issued 54,846,527 shares of common stock through a cashless exercise of 69,838,762 purchase warrants. There were no outstanding purchase warrants as of June 30, 2014.

5.	CONVERTIBLE PROMISSORY NOTES

On May 9, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note entered into for the extinguishment of a previous note in the aggregate principal amount of $127,841. The lender converted $55,500 of the note leaving a remaining balance of $72,341 as of June 30, 2014. During the year ended June 30, 2015, the Company issued 47,499,633 shares of common stock upon conversion of the remaining principal balance of $72,341, plus accrued interest of $10,783.

On August 9, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. Upon execution of the securities purchase agreement, the Company received an advance of $15,000. The Company received additional advances in the aggregate amount of $85,000 for a total aggregate principal sum of $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0048 per share; b) fifty percent (50%) of the lowest trading price after the effective date of each respective advance or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of each respective advance. The note, as amended, matures on April 9, 2016.

On December 16, 2013, the Company entered into a securities purchase agreement entered for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. Upon execution of the securities purchase agreement, the Company received an advance of $26,000. The Company received additional advances in the amount of $74,000 for an aggregate sum of $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The note, as amended, matures on February 16, 2016. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,437 during the year ended June 30, 2015.

On March 5, 2014, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. Upon execution of the securities purchase agreement, the Company received an advance of $30,000. On April 15, 2014, the lender and borrower agreed to amend the note to increase the principle sum to $150,000. The Company received additional advances in the amount of $120,000 for an aggregate sum of $150,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The note, evidencing an advance, matures six (6) months from the effective dates of each respective advance. The Notes, as amended, mature on June 5, 2016. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $75,833 during the year ended June 30, 2015.

On May 23, 2014, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $500,000. Upon execution of the securities purchase agreement, the Company received an advance of $50,000. The Company received additional advances in the amount of $415,000 for an aggregate sum of $465,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date of each respective advance. The note matured six (6) months from the effective dates of each respective advance. The note matured on May 23, 2015 and was extended to February 23, 2016. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $317,151 during the year ended June 30, 2015.

On April 9, 2015, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $500,000. Upon execution of the securities purchase agreement, the Company received an advance of $50,000. The Company received additional advances in the amount of $100,000 for an aggregate sum of $150,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. The note matures nine (9) months from the effective dates of each respective advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $27,778 during the year ended June 30, 2015.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

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

The convertible notes (the “Notes”) issued and described in Note 5 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the year ended June 30, 2015, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $2,006,614, based upon a Black-Sholes-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the year ended June 30, 2015, approximately $72,341 in principal of the Notes were converted. As a result of the conversion of these Notes, and the change in fair value of the remaining Notes, the Company recorded a loss in change in derivative of $2,360,486 in the statement of operations for the year ended June 30, 2015. At June 30, 2015, the fair value of the derivative liability was $13,034,374.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	0.01% - 0.28%
Stock volatility factor	15.55% - 318.08%
Weighted average expected option life	1 month - 1 year
Expected dividend yield	None

7.	INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition. Any impairment is included in the income statement.

	Useful Lives	6/30/2015	6/30/2014
Domain-gross	15 years	$5,315	$5,315
Less amortization		(2,451)	(2,097)
Domain-net		$2,864	$3,218

Patents-gross		$32,736	$32,736

8.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2012.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at June 30, 2015 and 2014, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended June 30, 2015 and 2014, the Company did not recognize interest and penalties.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

9.	DEFERRED TAX BENEFIT

At June 30, 2015, the Company had net operating loss carry-forwards of approximately $3,783,500 that may be offset against future taxable income from 2014 through 2034. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 40% to pretax income from continuing operations for the period ended June 30, 2015 and 2014 due to the following:

	6/30/2015	6/30/2014
Book income	$(1,953,400)	$(4,617,210)
Non deductible expenses	1,712,200	4,375,970
Loss on abandoned intangible assets	-	-
Depreciation and amortization	(500)	(590)
Related party accrual	-	29,750
Research and development	-	-

Valuation Allowance	241,700	212,080

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of June 30, 2015 and 2014:

	6/30/2015	6/30/2014
Deferred tax assets:
NOL carryover	$1,513,300	$1,409,400
Research & development	36,400	36,360
Related party accrual	76,500	76,500

Deferred tax liabilities:
Depreciation and amortization	(2,500)	(1,220)

Less Valuation Allowance	(1,623,700)	(1,521,040)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

10.	COMMITMENT

The Company entered into a rental sublease for office space on February 28, 2015. The term of the sublease is on a month-to-month rental. The monthly rent is $1,495 and is due the first of each month.

11.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On July 21, 2015, the Company received an additional $50,000 advance on the securities purchase agreement entered into on April 9, 2015.

On August 20, 2015, the Company received an additional $50,000 advance on the securities purchase agreement entered into on April 9, 2015.

On September 15, 2015, the Company received an additional $50,000 advance on the securities purchase agreement entered into on April 9, 2015.

