Form 10-Q
period 2015-09-30
Hypersolar, Inc.
filed 2015-11-06
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of registrant’s common stock outstanding, as of November 5, 2015 was 510,893,000.

HYPERSOLAR, INC.

PART I   – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERSOLAR, INC.
BALANCE SHEETS

	September 30, 2015	June 30, 2015
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$70,416	$39,491

TOTAL CURRENT ASSETS	70,416	39,491

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	6,218
Less: accumulated depreciation	(5,553)	(5,385)

NET PROPERTY AND EQUIPMENT	665	833

OTHER ASSETS
Deposits	1,450	1,450
Domain, net of amortization $2,540 and $2,451, respectively	2,775	2,864
Patents	32,736	32,736

TOTAL OTHER ASSETS	36,961	37,050

TOTAL ASSETS	$108,042	$77,374

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$122,193	$97,467
Accrued expenses	300,227	279,419
Derivative liability	10,803,002	13,034,374
Convertible promissory notes, net of debt discount of $260,169 and $264,196, respectively	830,331	700,804

TOTAL CURRENT LIABILITIES	12,055,753	14,112,064

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 1,500,000,000 authorized common shares 493,839,853 and 476,848,072 shares issued and outstanding, respectively	493,840	476,848
Additional Paid in Capital	5,581,047	5,568,303
Accumulated deficit	(18,022,598)	(20,079,841)

TOTAL SHAREHOLDERS' DEFICIT	(11,947,711)	(14,034,690)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$108,042	$77,374

The accompanying notes are an integral part of these condensed financial statements

HYPERSOLAR, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30, 2015	September 30, 2014

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	121,997	116,974
Research and development cost	21,735	-
Depreciation and amortization	257	339

TOTAL OPERATING EXPENSES	143,989	117,313

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(143,989)	(117,313)

OTHER INCOME/(EXPENSES)
Gain on forgiveness of debt	-	-
Net Gain/(Loss) on change in derivative liability	2,381,372	2,853,054
Interest expense	(180,140)	(126,486)

TOTAL OTHER INCOME/(EXPENSES)	2,201,232	2,726,568

NET INCOME	$2,057,243	$2,609,255

BASIC AND DILUTED LOSS PER SHARE	$0.00	$0.01

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	477,217,459	443,550,158

The accompanying notes are an integral part of these condensed financial statements

HYPERSOLAR, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2015	-	-	476,848,072	476,848	5,568,303	(20,079,841)	(14,034,690)

Issuance of common stock for conversion of debt	-	-	16,991,781	16,992	12,744	-	29,736

Net income for the three months ended September 30, 2015	-	-	-	-	-	2,057,243	2,057,243

Balance at September 30, 2015 (unaudited)	-	$-	493,839,853	$493,840	$5,581,047	$(18,022,598)	$(11,947,711)

The accompanying notes are an integral part of these condensed financial statements

HYPERSOLAR, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,057,243	$2,609,255
Adjustment to reconcile net income to net cash used in operating activities
Depreciation & amortization expense	257	339
Loss on change in derivative liability	(2,381,372)	(2,853,054)
Amortization of debt discount and beneficial conversion feature recorded as interest expense	154,027	112,467
Change in Assets and Liabilities:
(Increase) Decrease in:
Deposits	-	(525)
Increase (Decrease) in:
Accounts payable	24,726	1,837
Accrued expenses	26,044	13,886

NET CASH USED IN OPERATING ACTIVITIES	(119,075)	(115,795)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(2,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(2,000)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	150,000	100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	150,000	100,000

NET (DECREASE)/INCREASE IN CASH	30,925	(17,795)

CASH, BEGINNING OF PERIOD	39,491	61,628

CASH, END OF PERIOD	$70,416	$43,833

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$70	$134
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of convertible notes	$29,736	$33,625

The accompanying notes are an integral part of these condensed financial statements

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2015.

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

Intangible Assets

Intangible assets consist of patents that are initially measured at the lower of cost or fair value. The patents are deemed to have an indefinite life and are not amortized. The patents are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified.

Loss per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for the convertible notes were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company excluded 500,000 of options, and the shares issuable from convertible debt of $1,090,500 for the three months ended September 30, 2015.

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

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2015, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability	10,803,002	-	-	10,803,002
Total liabilities measured at fair value	$10,803,002	$-	$-	$10,803,002

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of July 1, 2015	$13,034,374
Fair value of derivative liabilities issued	256,970
Gain on change in derivative liability	(2,488,342)
Ending balance as of September 30, 2015	$10,803,002

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

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

During the three months ended September 30, 2015, the Company issued 16,991,781 shares of common stock upon conversion of $24,500 in principal, plus $5,236 in accrued interest on an outstanding convertible note.

4.	STOCK OPTIONS

Options

On March 31, 2015, the Company granted 250,000 non-qualified stock options to an employee. As of March 31, 2015, 500,000 non-qualified common stock options were outstanding. Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective agreements may provide. Each Option expires on the date specified in the Option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of September 30, 2015, 250,000 options are fully vested and are exercisable at an exercise price $0.04 per share. The 250,000 stock options granted on March 31, 2015 are not currently exercisable and are subject to vesting conditions which provide that fifty (50%) percent of the options vest on March 31, 2016 and the remaining fifty (50%) on March 31, 2017. These stock options are exercisable for a period of five years from the date of grant at an exercise price of $0.02245 per share.

A summary of the Company’s stock option activity and related information follows:

9/30/2015
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	500,000	$0.03
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	500,000	$0.03
Exercisable at the end of period	250,000	$0.04
Weighted average fair value of options granted during the period		$-

5.	CONVERTIBLE PROMISSORY NOTES

On August 9, 2013, the Company entered into a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0048 per share; b) fifty percent (50%) of the lowest trading price after the effective date of each respective advance or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $15,000. The Company received additional advances in the aggregate amount of $85,000 for a total aggregate principal sum of $100,000. The Note matured on July 9, 2015, and the maturity date was extended to April 9, 2016. On September 28, 2015, the Company issued 16,991,781 shares of common stock upon conversion of $24,500 in principal, plus accrued interest of $5,236. The remaining balance as of September 30, 2015 was $75,500.

On December 16, 2013, the Company entered into a securities purchase agreement entered for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $26,000. The Company received additional advances in the amount of $74,000 for an aggregate sum of $100,000. The Note matured on May 16, 2015, and the maturity date was extended to February 16, 2016.

On March 5, 2014, the Company entered into a securities purchase agreement into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $30,000. On April 15, 2014, the lender and borrower agreed to amend the note to increase the principle sum to $150,000. The Company received additional advances in the amount of $120,000 for an aggregate sum of $150,000. The Note matured on September 5, 2015 and was extended to June 5, 2016.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On May 23, 2014, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $500,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $50,000. The Company received additional advances in the amount of $415,000 for an aggregate sum of $465,000. The Note matured on May 23, 2015 and was extended to February 23, 2016. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $79,397 during the three months ended September 30, 2015.

On April 9, 2015, the Company entered into a securities purchase agreement into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $500,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $50,000. The Company received additional advances in the amount of $250,000 for an aggregate sum of $300,000. The note matures nine (9) months from the effective dates of each respective advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $74,630 during the three months ended September 30, 2015.

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

During the three months ended September 30, 2015, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $256,970, based upon a Black-Sholes-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the three months ended September 30, 2015, approximately $24,500 in principal of the Notes were converted. As a result of the conversion of these Notes, and the change in fair value of the remaining Notes, the Company recorded a net gain in change in derivative of $2,488,342 in the statement of operations for the three months ended September 30, 2015. At September 30, 2015, the fair value of the derivative liability was $10,803,002.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	0.00% - 0.47%
Stock volatility factor	15.55% - 318.08%
Weighted average expected option life	1 month - 9 months
Expected dividend yield	None

7.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On October 1, 2015, the Company received an additional $50,000 advance on the securities purchase agreement entered into on April 9, 2015.

On October 14, 2015, the Company issued 17,053,151 shares of common stock upon conversion of $24,500 in principal, plus accrued interest of $5,343 associated with the securities purchase agreement entered into on August 9, 2013.

On October 21, 2015, the Company received an additional $60,000 advance on the securities purchase agreement entered into on April 9, 2015.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Currently, the strategy of partnering with both the University of Iowa and University of California, Santa Barbara (“UCSB”), has advanced our technology significantly. In November of 2014, the University of Iowa was added to the research and development team, giving us the support of two leading universities as we continue our pursuit of commercially viable renewable hydrogen. On October 15, 2015, we extended the term of our agreement with the University of Iowa until April 30, 2016. As the technology progresses, the University of Iowa team will continue to focus on increasing the voltage of the technology, while the UCSB team will focus more on the technology’s production aspects and cost models for scaled up systems. We anticipate continuing this strategy of leveraging our existing relationship, as well as potentially exploring relationships with other leading universities, to continue developing our technology.

Now that we have surpassed the 1.5 V threshold required for hydrogen fuel production in real world systems, we will identify the next steps in terms of scaling up the technology. Following this breakthrough, we will focus our efforts on increasing the hydrogen production efficiencies of these particles by bonding the ideal fuel production catalyst to the low-cost, high-voltage solar cell. In order to achieve this, the Company is currently exploring two parallel approaches. The first is to identify materials that interface with well-known hydrogen production catalysts, such as the platinum on solar particles, to improve sunlight-to-hydrogen conversion efficiency. The second is to pursue methods that further increase photo voltages of solar particles to greater than 1.7 V that allow integration of cheaper earth abundant catalysts without significant loss in hydrogen production efficiency. We believe this will bring us closer to developing a prototype or pilot.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2015, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) –  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term  substantial doubt,  (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements.

Management reviewed currently issued pronouncements during the nine months ended September 30, 2015, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014.

Operating Expenses

Operating expenses for the three months ended September 30, 2015 were $143,989 and $117,313 for the prior period ended September 30, 2014. The net increase of $26,676 in operating expenses consisted primarily of the research and development cost associated with outside consulting in the amount of $21,735, with an overall increase in general and administrative expenses of $4,941.

Other Income/(Expenses)

Other income and (expenses) for the three months ended September 30, 2015 were $2,201,232 and $2,726,568 for the prior period ended September 30, 2014. The decrease of $525,336 in other income and (expenses) was the result of a decrease in net gain on change in fair value of the derivative instruments of $471,682, with an increase in amortization of debt discount of $41,560, and interest expense of $12,094.

Net Income

For the three months ended September 30, 2015, our net income was $2,057,243 as compared to $2,609,255 for the prior period September 30, 2014. The decrease of $552,012in net income was related primarily to other income and (expenses) due to a decrease in non-cash cost associated with the fair value of the convertible notes. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2015, we had a working capital deficit of $11,985,337 as compared to $14,072,573 as of June 30, 2015. This decrease in working capital deficit of $2,087,236 was due primarily to an increase in cash, accounts payable, accrued expenses, convertible notes, offset with a decrease in non-cash derivative liability.

Cash flow used in operating activities was $119,075 for the three months ended September 30, 2015 and $115,795 for the prior period ended September 30, 2014. The increase in cash used by operating activities was primarily due to an increase in accounts payable, accrued expenses, amortization of debt discount, with a decrease in deposits and non-cash loss on change in derivative liability. The Company has had no revenues.

Cash used in investing activities for the three months ended September 30, 2015 was $0, compared to $2,000 for the prior period ended September 30, 2014. The decrease in investing activities was due to the purchase of tangible assets in the prior period, compared to no purchases in the current period.

Cash provided by financing activities during the three months ended September 30, 2015 was $150,000 and $100,000 for the prior period ended September 30, 2014. The increase in financing activities was due to equity financing with convertible notes through private placements during the current period.

Our financial statements as of September 30, 2015 have been prepared under the assumption that we will continue as a going concern for the three months ended September 30, 2015. Liggett, Vogt, & Webb P.A., in their report dated September 23, 2015, on our financial statements, included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended September 30, 2015, we did not generate any revenues, incurred net income of $2,057,243 and cash used in operations of $119,075. As of September 30, 2015, we had a working capital deficiency of $11,985,337 and a shareholders’ deficit of $11,947,711. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2015 expressed substantial doubt about our ability to continue as a going concern. Our ability of us to continue as a going concern and suitability of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from our shareholders. In the three months ended September 30, 2015, we obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to further research, develop, and protect our technology.  We expect to incur additional expenses in prosecuting our primary patent.

Working with both the University of Iowa and University of California, Santa Barbara (“UCSB”), gives us the support of two leading universities as we continue our pursuit of commercially viable renewable hydrogen. As the technology progresses, the University of Iowa team will continue to focus on increasing the voltage of the technology, while the UCSB team will focus more on the technology’s production aspects and cost models for scaled up systems. We anticipate continuing this strategy of leveraging our existing relationship, as well as potentially exploring relationships with other leading universities, to continue developing our technology.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, result of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on September 28, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2015, the Company issued 16,991,781 shares of common stock upon conversion of $24,500 in principal, plus accrued interest of $5,236.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended in connection with the sale and issuances of its shares of common stock described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Contract between Hypersolar, Inc. and the University of Iowa dated as of October 15, 2015 (filed herewith).

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.2	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 6, 2015	HYPERSOLAR, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)