Form 10-Q
period 2015-12-31
Hypersolar, Inc.
filed 2016-02-03
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

The number of shares of registrant’s common stock outstanding, as of February 1, 2016 was 528,325,877.

HYPERSOLAR, INC.

PART I   – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERSOLAR, INC.

CONDENSED BALANCE SHEETS

	December 31, 2015	June 30, 2015
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$93,885	$39,491

TOTAL CURRENT ASSETS	93,885	39,491

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	6,218
Less: accumulated depreciation	(5,722)	(5,385)

NET PROPERTY AND EQUIPMENT	496	833

OTHER ASSETS
Deposits	1,450	1,450
Domain, net of amortization $2,628 and $2,451, respectively	2,687	2,864
Patents	32,736	32,736

TOTAL OTHER ASSETS	36,873	37,050

TOTAL ASSETS	$131,254	$77,374

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$112,169	$97,467
Accrued expenses	327,094	279,419
Derivative liability	8,992,520	13,034,374
Convertible promissory notes, net of debt discount of $244,162 and $264,196, respectively	981,838	700,804

TOTAL CURRENT LIABILITIES	10,413,621	14,112,064

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value;
1,500,000,000 authorized common shares 510,893,000 and 476,848,072 shares issued and outstanding, respectively	510,893	476,848
Additional Paid in Capital	5,593,837	5,568,303
Accumulated deficit	(16,387,097)	(20,079,841)

TOTAL SHAREHOLDERS' DEFICIT	(10,282,367)	(14,034,690)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$131,254	$77,374

The accompanying notes are an integral part of these condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	122,692	111,561	244,654	228,535
Research and development cost	7,245	14,490	28,980	14,490
Depreciation and amortization	257	339	514	678

TOTAL OPERATING EXPENSES	130,194	126,390	274,148	243,703

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(130,194)	(126,390)	(274,148)	(243,703)

OTHER INCOME/(EXPENSES)
Net Gain/(Loss) on debt conversion and change in derivative liability	1,970,483	(2,626,193)	4,351,854	226,861
Interest expense	(204,823)	(92,405)	(384,962)	(218,892)

TOTAL OTHER INCOME/(EXPENSES)	1,765,660	(2,718,598)	3,966,892	7,969

NET INCOME (LOSS)	$1,635,466	$(2,844,988)	$3,692,744	$(235,734)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$(0.01)	$0.01	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	508,297,956	448,562,529	492,757,707	446,056,343

The accompanying notes are an integral part of these condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2015	-	-	476,848,072	476,848	5,568,303	(20,079,841)	(14,034,690)

Issuance of common stock for conversion of debt	-	-	34,044,928	34,045	25,534	-	59,579

Net income for the six months ended December 31, 2015	-	-	-	-	-	3,692,744	3,692,744

Balance at December 31, 2015 (unaudited)	-	$-	510,893,000	$510,893	$5,593,837	$(16,387,097)	$(10,282,367)

The accompanying notes are an integral part of these condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,692,744	$(235,734)
Adjustment to reconcile net income to net cash used in operating activities
Depreciation & amortization expense	514	678
(Gain) on change in derivative liability	(4,351,854)	(226,861)
Amortization of debt discount recorded as interest expense	330,034	188,161
Change in Assets and Liabilities:
(Increase) Decrease in:
Deposits	-	(525)
Increase (Decrease) in:
Accounts payable	14,702	(9,345)
Accrued expenses	58,254	34,220

NET CASH USED IN OPERATING ACTIVITIES	(255,606)	(249,406)

NET CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	310,000	250,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	310,000	250,000

NET INCREASE IN CASH	54,394	594

CASH, BEGINNING OF PERIOD	39,491	61,628

CASH, END OF PERIOD	$93,885	$62,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$70	$134
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of convertible notes	$59,579	$33,625

The accompanying notes are an integral part of these condensed financial statements

HYPERSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2015

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2015.

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

Property and Equipment

Property and equipment are stated at lost and are depreciated by straight line method over their estimated useful life. These include computers and related equipment depreciated over 5 years.

Intangible Assets

Intangible assets consist of patents that are initially measured at the lower of cost or fair value.  The patents are deemed to have an indefinite life and are not amortized. The patents are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified.

Loss per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for the convertible notes were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended December 31, 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company excluded $500,000 of options, and the shares issuable from convertible debt of $1,226,000 for the six months ended December 31, 2015.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2015, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2015 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative liability	8,992,520	-	-	8,992,520
Total liabilities measured at fair value	$8,992,520	$-	$-	$8,992,520

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of July 1, 2015	$13,034,374
Fair value of derivative liabilities issued	431,354
Gain on change in derivative liability	(4,473,208)
Balance as of December 31, 2015	$8,992,520

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

DECEMBER 31, 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

During the six months ended December 31, 2015, the Company issued 34,044,928 shares of common stock upon conversion of $49,000 in principal, plus $10,579 in accrued interest on an outstanding convertible note.

4.	STOCK OPTIONS

Options

As of December 31, 2015, there were 500,000 non-qualified common stock options outstanding. Each option is exercisable to the nearest whole share, in installments or otherwise, as the respective agreements may provide. Each Option expires on the date specified in the Option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of December 31, 2015, 250,000 options are fully vested and are exercisable at an exercise price $0.04 per share; 250,000 stock options are not currently exercisable and are subject to vesting conditions which provide that fifty (50%) percent of the options vest on March 31, 2016 and the remaining fifty (50%) vests on March 31, 2017. These stock options are exercisable for a period of five years from the date of grant at an exercise price of $0.02245 per share.

A summary of the Company’s stock option activity and related information follows:

12/31/2015
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	500,000	$0.03
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	500,000	$0.03
Exercisable at the end of period	250,000	$0.04
Weighted average fair value of options granted during the period		$-

5.	CONVERTIBLE PROMISSORY NOTES

On August 9, 2013, the Company entered into a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0048 per share; b) fifty percent (50%) of the lowest trading price after the effective date of each respective advance or c) the lowest effective price per share granted to any person or entity, after the effective date, to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $15,000. The Company received additional advances in the aggregate amount of $85,000 for a total aggregate principal sum of $100,000. The Note provided for a maturity date of July 9, 2015, which was extended to April 9, 2016. During the six months ended December 31, 2015, the Company issued 34,044,928 shares of common stock upon conversion of $49,000 in principal, plus accrued interest of $10,579. The remaining balance as of December 31, 2015 was $51,000.

On December 16, 2013, the Company entered into a securities purchase agreement entered for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0048 per share; b) 50% of the lowest trading price since the original effective date of each respective advance: c) or the lowest effective price per share granted to any person or entity, after the effective date, to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $26,000.The Company received additional advances in the amount of $74,000 for an aggregate sum of $100,000. The Note provided for a maturity date of May 16, 2015, which was extended to February 16, 2016.

On March 5, 2014, the Company entered into a securities purchase agreement into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0048 per share; b) 50% of the lowest trading price since the original effective date of each respective advance: c) or the lowest effective price per share granted to any person or entity, after the effective date, to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $30,000. On April 15, 2014, the lender and borrower agreed to amend the note to increase the principle sum to $150,000. The Company received additional advances in the amount of $120,000 for an aggregate sum of $150,000. The Note provided for a maturity date of September 5, 2015 which was extended to June 5, 2016.

HYPERSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2015

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On May 23, 2014, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $500,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0048 per share; b) 50% of the lowest trading price since the original effective date of each respective advance: c) or the lowest effective price per share granted to any person or entity, after the effective date, to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $50,000.The Company received additional advances in the amount of $415,000 for an aggregate sum of $465,000. The Note provided for a maturity date on May 23, 2015 which was extended to February 23, 2016. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $128,521 during the six months ended December 31, 2015.

On April 9, 2015, the Company entered into a securities purchase agreement into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $500,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.01 per share or fifty percent (50%); b) of the lowest trading price since the original effective date of each respective advance: c) or the lowest effective price per share granted to any person or entity, after the effective date, to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $50,000. The Company received additional advances in the amount of $410,000 for an aggregate sum of $460,000. The note matures nine (9) months from the effective dates of each respective advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $201,515 during the six months ended December 31, 2015.

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

During the six months ended December 31, 2015, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $633,287, based upon a Black-Sholes-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the six months ended December 31, 2015, approximately $49,000 in principal of the Notes were converted. As a result of the conversion of these Notes, and the change in fair value of the remaining Notes, the Company recorded a net gain in change in derivative of $4,351,854 in the statement of operations for the six months ended December 31, 2015. At December 31, 2015, the fair value of the derivative liability was $8,992,520.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	0.14% - 0.65%
Stock volatility factor	23.70% - 110.22%
Weighted average expected option life	1 month - 9 months
Expected dividend yield	None

7.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On January 22, 2016, the Company issued 17,432,877 shares of common stock upon partial conversion of the Note dated August 9, 2013 in the principal amount of $24,500, plus accrued interest of $6,008.

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

Currently, our strategy of partnering with both the University of Iowa and University of California, Santa Barbara (“UCSB”), has advanced our technology significantly. In November of 2014, the University of Iowa was added to the research and development team, giving us the support of two leading universities as we continue our pursuit of commercially viable renewable hydrogen. In December of 2015, we extended our agreement with the University of California, Santa Barbara until June 30, 2016. As the technology progresses, the University of Iowa team will continue to focus on increasing the voltage of the technology, while the UCSB team will focus more on the technology’s production aspects and cost models for scaled up systems. We anticipate continuing this strategy of leveraging our existing relationship, as well as potentially exploring relationships with other leading universities, to continue developing our technology.

Now that we have surpassed the 1.5 V threshold required for hydrogen fuel production in real world systems, we will identify the next steps in terms of scaling up the technology. Following this breakthrough, we will focus our efforts on increasing the hydrogen production efficiencies of these particles by bonding the ideal fuel production catalyst to the low-cost, high-voltage solar cell. In order to achieve this, the Company is currently exploring two parallel approaches. The first is to identify materials that interface with well-known hydrogen production catalysts, such as the platinum on solar particles, to improve sunlight-to-hydrogen conversion efficiency. The second is to pursue methods that further increase photo voltages of solar particles to greater than 1.7 V that allow integration of cheaper earth abundant catalysts without significant loss in hydrogen production efficiency. We believe this will bring us closer to developing a prototype or pilot. In December 2015, the University of Iowa team led by Dr. Syed Mubeen Hussaini identified a sulfide-based photocatalyst comprised of an earth abundant, non-toxic cheap material that it believed would rival platinum, a well-known catalyst material. The preliminary data following a series of laboratory tests indicates success in meeting these objectives.

We believe the ramifications of this breakthrough are significant, particularly the solar-to-hydrogen conversion efficiency. Historically, the key commercial barrier to renewable-produced (solar and wind) hydrogen fuel has been the expense of various system components. We believe the initial successes of utilizing this earth abundant photocatalyst clearly demonstrates its potential to compete with platinum, therefore significant reducing overall system cost.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2015, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

Management reviewed currently issued pronouncements during the nine months ended December 31, 2015, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the Three Months Ended December 31, 2015 compared to Three Months Ended December 31, 2014.

Operating Expenses

Operating expenses for the three months ended December 31, 2015 were $130,194 and $126,390 for the prior period ended December 31, 2014. The net increase of $3,804 in operating expenses consisted primarily of the decrease in research and development cost of $7,245 associated with outside consulting services, with an overall increase in general and administrative expenses of $11,049.

Other Income/(Expenses)

Other income and (expenses) for the three months ended December 31, 2015 were $1,765,660 and $(2,718,598) for the prior period ended December 31, 2014. The increase of $4,484,258 in other income and (expenses) was the result of an increase in net gain on debt conversion and change in fair value of the Company’s derivative instruments of $4,596,676, with an increase in interest expense of $112,418, which includes $100,314 of amortization of debt discount.

Net Income

For the three months ended December 31, 2015, our net income was $1,635,466 as compared to a net loss of $(2,844,988) for the prior period December 31, 2014. The increase of $4,480,454 in net income was related primarily to other income and (expenses) due to an increase in non-cash cost associated with the fair value of the Company’s convertible notes, and an increase in operating expenses. The Company has not generated any revenues.

Results of Operations for the Six Months Ended December 31, 2015 compared to Six Months Ended December 31, 2014.

Operating Expenses

Operating expenses for the six months ended December 31, 2015 were $274,148 and $243,703 for the prior period ended December 31, 2014. The net increase of $30,445 in operating expenses consisted primarily of the increase in research and development cost of $14,490 associated with outside consulting services, with an overall increase in general and administrative expenses of $15,955.

Other Income/(Expenses)

Other income and (expenses) for the six months ended December 31, 2015 were $3,966,892 and $7,969 for the prior period ended December 31, 2014. The increase of $3,958,923 in other income and (expenses) was the result of an increase in net gain on debt conversion and change in fair value of the Company’s derivative instruments of $4,124,993, with an increase in interest expense of $166,070, which includes $141,874 of amortization of debt discount.

Net Income

For the six months ended December 31, 2015, our net income was $3,692,744 as compared to a net loss of $(235,734) for the prior period December 31, 2014. The increase of $3,928,478 in net income was related primarily to other income and (expenses) due to an increase in non-cash cost associated with the fair value of the Company’s convertible notes, and an increase in operating expenses. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2015, we had a working capital deficit of $10,319,736 as compared to $14,072,573 as of June 30, 2015. This decrease in working capital deficit of $3,752,837 was due primarily to an increase in cash, accounts payable, accrued expenses, convertible notes, offset with a decrease in non-cash derivative liability.

Cash flow used in operating activities was $255,606 for the six months ended December 31, 2015 and $249,406 for the prior period ended December 31, 2014. The increase in cash used by operating activities was primarily due to an increase in accounts payable, accrued expenses, amortization of debt discount, with a decrease in deposits and non-cash loss on change in derivative liability. The Company has had no revenues.

Cash provided by financing activities during the six months ended December 31, 2015 was $310,000 and $250,000 for the prior period ended December 31, 2014. The increase in financing activities was due to equity financing with convertible notes through private placements during the current period.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended December 31, 2015, we did not generate any revenues, and used cash of $255,606 in operations. As of December 31, 2015, we had a working capital deficiency of $10,319,736 and a shareholders’ deficit of $10,282,367. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2015 expressed substantial doubt about our ability to continue as a going concern. Our ability of us to continue as a going concern and suitability of using the going concern basis is dependent upon, among other things, additional cash infusion. Historically, we have obtained funds from our shareholders. In the six months ended December 31, 2015, we obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to further research, develop, and protect our technology.  We expect to incur additional expenses in prosecuting our primary patent.

We believe that working with both the University of Iowa and University of California, Santa Barbara (“UCSB”), gives us the support of two leading universities as we continue our pursuit of commercially viable renewable hydrogen. As the technology progresses, the University of Iowa team will continue to focus on increasing the voltage of the technology, while the UCSB team will focus more on the technology’s production aspects and cost models for scaled up systems. We anticipate continuing this strategy of leveraging our existing relationship, as well as potentially exploring relationships with other leading universities, to continue developing our technology.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2015, the Company issued 17,053,147 shares of common stock upon conversion of $24,500 in principal, plus accrued interest of $5,343.

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

February 3, 2016	HYPERSOLAR, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)

