Form 10-Q
period 2016-03-31
Hypersolar, Inc.
filed 2016-05-16
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-54437

HYPERSOLAR, INC.

(Name of registrant in its charter)

Nevada	26-4298300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Castillo St., Suite 320, Santa Barbara, CA 93101

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

The number of shares of registrant’s common stock outstanding, as of May 16, 2016 was 567,774,409.

HYPERSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERSOLAR, INC.

CONDENSED BALANCE SHEETS

	March 31, 2016	June 30, 2015
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$55,822	$39,491

TOTAL CURRENT ASSETS	55,822	39,491

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	6,218
Less: accumulated depreciation	(5,890)	(5,385)

NET PROPERTY AND EQUIPMENT	328	833

OTHER ASSETS
Deposits	1,450	1,450
Domain, net of amortization $2,717 and $2,451, respectively	2,598	2,864
Patents	32,736	32,736

TOTAL OTHER ASSETS	36,784	37,050

TOTAL ASSETS	$92,934	$77,374

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$54,076	$97,467
Accrued expenses	343,632	279,419
Derivative liability	5,492,624	13,034,374
Convertible promissory notes, net of debt discount of $161,062 and $264,196, respectively	1,113,938	700,804

TOTAL CURRENT LIABILITIES	7,004,270	14,112,064

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 1,500,000,000 authorized common shares 547,389,282 and 476,848,072 shares issued and outstanding, respectively	547,389	476,848
Additional Paid in Capital	5,621,209	5,568,303
Accumulated deficit	(13,079,934)	(20,079,841)

TOTAL SHAREHOLDERS' DEFICIT	(6,911,336)	(14,034,690)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$92,934	$77,374

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	106,579	114,302	351,233	342,837
Research and development cost	(30,004)	37,073	(1,024)	51,563
Depreciation and amortization	257	237	771	915

TOTAL OPERATING EXPENSES	76,832	151,612	350,980	395,315

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(76,832)	(151,612)	(350,980)	(395,315)

OTHER INCOME/(EXPENSES)
Net Gain/(Loss) on debt conversion and change in derivative liability	3,565,307	(1,428,357)	7,917,161	(1,201,496)
Interest expense	(181,311)	(119,944)	(566,274)	(338,836)

TOTAL OTHER INCOME/(EXPENSES)	3,383,996	(1,548,301)	7,350,887	(1,540,332)

NET INCOME (LOSS)	$3,307,164	$(1,699,913)	$6,999,907	$(1,935,647)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.006	$(0.004)	$0.014	$(0.004)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	537,004,223	471,778,919	507,494,231	454,505,365

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2016

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2015	-	-	476,848,072	476,848	5,568,303	(20,079,841)	(14,034,690)

Issuance of common stock for conversion of debt	-	-	70,541,210	70,541	52,906	-	123,447

Net income for the nine months ended March 31, 2016	-	-	-	-	-	6,999,907	6,999,907

Balance at March 31, 2016 (unaudited)	-	$-	547,389,282	$547,389	$5,621,209	$(13,079,934)	$(6,911,336)

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,999,907	$(1,935,647)
Adjustment to reconcile net income to net cash used in operating activities
Depreciation & amortization expense	771	1,003
(Gain) loss on change in derivative liability	(7,917,161)	1,201,496
Amortization of debt discount recorded as interest expense	478,545	289,380
Change in Assets and Liabilities:
(Increase) Decrease in:
Deposits	-	(525)
Increase (Decrease) in:
Accounts payable	(43,391)	(27,496)
Accrued expenses	87,660	52,945

NET CASH USED IN OPERATING ACTIVITIES	(393,669)	(418,844)

NET CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	410,000	365,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	410,000	365,000

NET INCREASE (DECREASE) IN CASH	16,331	(53,844)

CASH, BEGINNING OF PERIOD	39,491	61,628

CASH, END OF PERIOD	$55,822	$7,784

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$70	$134
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of convertible notes	$123,447	$83,124

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2016

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2015.

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

Loss per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for the convertible notes were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended March 31, 2016, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company excluded $500,000 of options, and the shares issuable from convertible debt of $1,275,000 for the nine months ended March 31, 2016.

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

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2016, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2016 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability	5,492,624	-	-	5,492,624
Total liabilities measured at fair value	$5,492,624	$-	$-	$5,492,624

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of July 1, 2015	$13,034,374
Fair value of derivative liabilities issued	496,765
Gain on change in derivative liability	(8,038,515)
Balance as of March 31, 2016	$5,492,624

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

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

During the nine months ended March 31, 2016, the Company issued 70,541,210 shares of common stock upon conversion of $100,000 in principal, plus $23,447 in accrued interest on the outstanding convertible note.

4.	STOCK OPTIONS

Options

On March 31, 2015, the Company granted 250,000 non-qualified stock options to an employee. As of March 31, 2015, 500,000 non-qualified common stock options were outstanding. Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective agreements may provide. Each Option expires on the date specified in the Option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of March 31, 2016, 250,000 options are fully vested and are exercisable at an exercise price $0.04 per share. The 250,000 stock options granted on March 31, 2015 are not currently exercisable and are subject to vesting conditions which provide that fifty (50%) percent of the options vest on March 31, 2016 and the remaining fifty (50%) on March 31, 2017. These stock options are exercisable for a period of five years from the date of grant at an exercise price of $0.02245 per share.

A summary of the Company’s stock option activity and related information follows:

3/31/2016
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	500,000	$0.03
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	500,000	$0.03
Exercisable at the end of period	250,000	$0.04
Weighted average fair value of options granted during the period	-	$-

5.	CONVERTIBLE PROMISSORY NOTES

On August 9, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000 (the “August Note”). The August Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0048 per share; b) fifty percent (50%) of the lowest trading price after the effective date of each respective advance or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $15,000. The Company received additional advances in the aggregate amount of $85,000 for a total aggregate principal sum of $100,000. The August Note matured on July 9, 2015, and the maturity date was extended to April 9, 2016. During the nine months ended March 31, 2016, the Company issued 70,541,210 shares of common stock upon conversion of $100,000 in principal, plus accrued interest of $23,447.

On December 16, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000 (the “December Note”). The December Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $26,000. The Company received additional advances in the amount of $74,000 for an aggregate sum of $100,000. The December Note matured on May 16, 2015, and the maturity date was extended to February 16, 2016. Subsequently, the maturity date was extended to November 16, 2016.

On March 5, 2014, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000 (the “March Note”). The March Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $30,000. On April 15, 2014, the lender and borrower agreed to amend the note to increase the principle sum to $150,000. The Company received additional advances in the amount of $120,000 for an aggregate sum of $150,000. The March Note matured on September 5, 2015 and was extended to June 5, 2016.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2016

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On May 23, 2014, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $500,000 (the “May Note”). The May Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $50,000.The Company received additional advances in the amount of $415,000 for an aggregate sum of $465,000. The May Note matured on May 23, 2015 and was extended to February 23, 2016. A second extension was granted to November 23, 2016. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $141,959 during the nine months ended March 31, 2016.

On April 9, 2015, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $500,000 (the “April Note”). The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $50,000. The Company received additional advances in the amount of $450,000 for an aggregate sum of $500,000. The April Note matured nine (9) months from the effective dates of each respective advance. A second extension was granted to October 9, 2016. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $333,324 during the nine months ended March 31, 2016.

On January 28, 2016, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $500,000 (the “January Note”). The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $10,000. The Company received additional advances in the amount of $50,000 for an aggregate sum of $60,000. The January Note matures twelve (12) months from the effective dates of each respective advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $3,262 during the nine months ended March 31, 2016.

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

During the nine months ended March 31, 2016, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $496,765, based upon a Black-Sholes-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the nine months ended March 31, 2016, approximately $100,000 in principal of the Notes were converted. As a result of the conversion of these Notes, and the change in fair value of the remaining Notes, the Company recorded a net gain in change in derivative of $7,917,161 in the statement of operations for the nine months ended March 31, 2016. At March 31, 2016, the fair value of the derivative liability was $5,492,624.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	0.14% - 0.65%
Stock volatility factor	23.70% - 110.22%
Weighted average expected option life	6 months - 1 year
Expected dividend yield	None

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2016

7.	COMMITMENT

On April 15, 2016, the Company entered into a lease agreement for space with base rent of $900 per month, which has a maturity date of April 15, 2017.

8.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On April 4, 2016, the Company issued 20,385,127 shares of common stock upon conversion of $29,000 in principal, plus accrued interest of $6,674 on a convertible note dated December 16, 2013.

On April 5, 2016, the Company received $60,000 on a securities purchase agreement into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $500,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock.

On April 13, 2016, the company relocated its offices to 510 Castillo, Suite 320, Santa Barbara, CA, 93101 for a lease term of one year.

On April 19, 2016, the company extended its Sponsored Research Agreement with the University of Iowa through April 30, 2017.

On April 27, 2016, the company extended its Sponsored Research Agreement with the University of California, Santa Barbara through December 31, 2016.

On May 9, 2016, the Company and the lender agreed to extend the maturity date of the convertible promissory note dated March 5, 2014 to March 5, 2017.

On May 10, the company announced the hiring of Dr. Joun Lee as their Chief Technology Officer to oversee the efforts of the University of Iowa and University of California, Santa Barbara research teams.

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

Currently, the strategy of partnering with both the University of Iowa and University of California, Santa Barbara (“UCSB”), has advanced our technology significantly. In November of 2014, the University of Iowa was added to the research and development team, giving us the support of two leading universities as we continue our pursuit of commercially viable renewable hydrogen. In December of 2015, we extended our agreement with UCSB until June 30, 2016. As the technology progresses, the University of Iowa team will continue to focus on increasing the voltage of the technology, while the UCSB team will focus more on the technology’s production aspects and cost models for scaled up systems. We anticipate continuing this strategy of leveraging our existing relationships, as well as potentially exploring relationships with other leading universities, to continue developing our technology.

Now that we have surpassed the 1.5 V threshold required for hydrogen fuel production in real world systems, we will identify the next steps in terms of scaling up the technology. Following this breakthrough, we will focus our efforts on increasing the hydrogen production efficiencies of these particles by bonding the ideal fuel production catalyst to the low-cost, high-voltage solar cell. In order to achieve this, the Company is currently exploring two parallel approaches. The first is to identify materials that interface with well-known hydrogen production catalysts, such as the platinum on solar particles, to improve sunlight-to-hydrogen conversion efficiency. The second is to pursue methods that further increase photo voltages of solar particles to greater than 1.7 V which allow integration of cheaper earth abundant catalysts without significant loss in hydrogen production efficiency. We believe this will bring us closer to developing a prototype or pilot. In December 2015, the University of Iowa team, led by Dr. Syed Mubeen Hussaini, identified a sulfide-based photocatalyst comprised of an earth abundant, non-toxic, cheap material that it believed would rival platinum, a well-known catalyst material. The preliminary data following a series of laboratory tests indicates success in meeting these objectives.

The ramifications of this breakthrough are significant, particularly the solar-to-hydrogen conversion efficiency. Historically, the key commercial barrier to renewable-produced (solar and wind) hydrogen fuel has been the expense of various system components. Management believes that the initial successes of utilizing this earth abundant photocatalyst clearly demonstrates its potential to compete with platinum, therefore significantly reducing overall system cost.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2016, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

Management reviewed currently issued pronouncements during the nine months ended March 31, 2016, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 were $76,832 and $151,612 for the prior period ended March 31, 2015. The net decrease of $74,780 in operating expenses consisted primarily of the decrease in research and development cost associated with outside consulting in the amount of $67,077, with an overall decrease in general and administrative expenses of $7,703.

Other Income/(Expenses)

Other income and (expenses) for the three months ended March 31, 2016 were $3,383,996 and $(1,548,301) for the prior period ended March 31, 2015. The increase in income of $4,932,297 in other income and (expenses) was the result of an increase in net gain on debt conversion and change in fair value of the derivative instruments of $4,993,664, with an increase in interest expense of $61,367, which includes $148,510 of amortization of debt discount.

Net Income

For the three months ended March 31, 2016, our net income was $3,307,164 as compared to a net loss of $(1,699,913) for the prior period March 31, 2015. The increase of $5,007,077 in net income was related primarily to other income and (expenses) due to an increase in non-cash cost associated with the fair value of the convertible notes, and a decrease in operating expenses. The Company has not generated any revenues.

Results of Operations for the Nine Months Ended March 31, 2016 compared to Nine Months Ended March 31, 2015.

Operating Expenses

Operating expenses for the nine months ended March 31, 2016 were $350,980 and $395,315 for the prior period ended March 31, 2015. The net decrease of $44,335 in operating expenses consisted primarily of the decrease in research and development cost associated with outside consulting in the amount of $52,587, with an overall increase in general and administrative expenses of $8,252.

Other Income/(Expenses)

Other income and (expenses) for the nine months ended March 31, 2016 were $7,350,887 and $(1,540,332) for the prior period ended March 31, 2015. The increase of $8,891,219 in other income and (expenses) was the result of an increase in net gain on debt conversion and change in fair value of the derivative instruments of $9,118,657, with an increase in interest expense of $227,438, which includes $478,545 of amortization of debt discount.

Net Income

For the nine months ended March 31, 2016, our net income was $6,999,907 as compared to a net loss of $(1,935,647) for the prior period March 31, 2015. The increase in net income of $8,935,554 in net income was related primarily to other income and (expenses) due to an increase in non-cash cost associated with the fair value of the convertible notes, and a decrease in operating expenses. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2016, we had a working capital deficit of $6,948,448 as compared to $14,072,573 as of June 30, 2015. This decrease in working capital deficit of $7,124,125 was due primarily to an increase in cash and a decrease in non-cash derivative liability.

Cash flow used in operating activities was $393,669 for the nine months ended March 31, 2016 and $418,844 for the prior period ended March 31, 2015. The decrease in cash used by operating activities was primarily due to a decrease in research and development cost. The Company has had no revenues.

Cash provided by financing activities during the nine months ended March 31, 2016 was $410,000 and $365,000 for the prior period ended March 31, 2015. The increase in financing activities was due to equity financing with convertible notes through private placements during the current period.

Our financial statements As of March 31, 2016 have been prepared under the assumption that we will continue as a going concern for the nine months ended March 31, 2016. Liggett & Webb P.A., in their report dated September 28, 2015, on our financial statements, included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended March 31, 2016, we did not generate any revenues, incurred net income of $6,999,907, which was associated with the net change in derivative instruments, and cash used in operations of $393,669. As of March 31, 2016, we had a working capital deficiency of $6,948,448 and a shareholders’ deficit of $6,911,336. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2015, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and suitability of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from our shareholders and, in the nine months ended March 31, 2016, we also obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, the Company issued 36,496,278 shares of common stock upon conversion of $51,000 in principal, plus accrued interest of $12,868 on outstanding convertible notes.

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

May 16, 2016	HYPERSOLAR, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)

