Form 10-K
period 2016-06-30
Hypersolar, Inc.
filed 2016-09-21
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-54437

HYPERSOLAR, INC.

(Name of registrant in its charter)

NEVADA	26-4298300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Castillo Street, Suite 320, Santa Barbara, CA 93101

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter was approximately $9,266,520

The number of shares of registrant’s common stock outstanding, as of September 20, 2016 was 589,552,961.

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

Hydrogen is the lightest and abundant chemical element, constituting roughly 75% of the universe's chemical elemental mass (Palmer, D. (13 September 1997). "Hydrogen in the Universe" NASA). However, naturally occurring elemental hydrogen is relatively rare on earth and hydrogen gas is most often produced using fossil fuels. Industrial production is mainly from the steam reforming of natural gas and is usually employed near its production site, with the two largest uses being crude oil processing (hydrocracking) and ammonia production, mostly for the fertilizer market. We are developing what we believe is a cleaner and greener way to produce this high value product.

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

Market Opportunity

Hydrogen production has seen steady growth since 2010 with the global 2016 market value estimated to be USD 117.94 Billion growing to 152.09 Billion by 2021. (Markets and Markets Research; Hydrogen Generation Market). Major factors such as cleaner fuel as compared to fossil fuels, government regulations for desulfurization of petroleum products and decreasing crude oil quality are driving the market worldwide.

We believe fuel cell technology will be the major growth driver of hydrogen in the future as many major automobile manufacturers such as Honda, Hyundai, BMW and Toyota bring hydrogen-powered cars to market. On May 20, 2014 the first Hyundai fuel cell vehicles (FCVs) rolled onto U.S. soil marking the first delivery of mass-produced fuel cell hydrogen vehicles in the U.S. market. (Source: http://www.hyundainews.com/us/en-us/Media/PressRelease.aspx?mediaid=40852&title=hyundais-first-mass-produced-tucson-fuel-cell-cuvs-arrive-in-southern-california) In October 2015, the first hydrogen powered Toyota Mirais were  delivered to customers in California and the Mirai is now for sale in the UK, Denmark, Belgium, Norway and Germany.

Large Fortune 500 companies have adapted hydrogen fuel cell technologies to serve their warehouse transportation needs, such as forklifts as well as backup power generation with fuel cells supplied by Plug Power (www.plugpower.com) and Fuel Cell Energy (www.fuelcellenergy.com).

A key aspect of our technology is that it has the potential to produce completely renewable hydrogen fuel, known as green hydrogen. Most hydrogen fuel currently on the market is produced from natural gas, known as brown hydrogen. The other key aspect is that the method of production for our technology can produce hydrogen onsite or at the point of distribution rather than requiring large, expensive hydrogen production infrastructure and high cost transportation. According to a US Department of Energy study in 2013, transportation added an additional $1.25 per kilogram (https://www.hydrogen.energy.gov/pdfs/hpep_report_2013.pdf).

Our Technology

Technology for Making Renewable Hydrogen from Sunlight

Hydrogen (H2) is the third most abundant element on earth and cleanest fuel in the universe (Dresselhaus, Mildred et al. (May 15, 2003) "Basic Research Needs for the Hydrogen Economy”). Unlike hydrocarbon fuels such as oil, coal and natural gas, where carbon dioxide and other contaminants are released into the atmosphere when used, hydrogen fuel usage produces only pure water (H2O) as the byproduct. Unfortunately, pure hydrogen does not exist naturally on earth and therefore must be manufactured. Historically, the cost of manufacturing hydrogen as an alternative fuel has been higher than the cost of the energy used to make it. This is the dilemma of the hydrogen economy, and one that we aim to address.

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

Water Splitting

In the process of splitting a water molecule, input energy is transferred into the chemical bonds of the resulting hydrogen molecule. So, in essence, manufactured hydrogen is simply a carrier or battery-like storage of the input energy. If the input energy is from fossil fuels, such as oil and gas, then dirty carbon fossil fuel energy is simply transferred into hydrogen. If the input energy is renewable such as solar and wind, then new and clean energy is stored in hydrogen.

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

To address this fundamental electron transfer efficiency problem, we are developing a novel self-contained particle to maximally ensure that every single electron is put to work in splitting a water molecule. Our self-contained particle has two very important features:

●	Self-Contained Photoelectrochemical System — Our low cost, self-contained particle is designed to mimic photosynthesis and contains a solar absorber that generates electrons from sunlight, as well as integrated cathode and anode areas to readily split water and transfer those electrons to the molecular bonds of hydrogen. Unlike solar panels or wind turbines that produce lots of electrons that will be lost before reaching the hydrogen bonds, our particles are optimized to ensure maximal electron generation and utilization efficiency. Consequently, our particles use much less photovoltaic elements, an expensive material, than conventional solar panels to achieve the same system level efficiency thereby significantly lowering the system cost of what is essentially an electrolysis process.

●	Protective Coating — The biggest problem with submerging photovoltaic elements in water for direct electrolysis is corrosion and short circuiting. To address this problem, we are developing a protective coating that encapsulates key elements of the particle to allow it to function for a long period of time in a wide range of water conditions without corrosion. This allows the particles to be submerged or dissolved into any water such as sea water, runoff water, river water or waste water, instead of purified distilled water.

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

We anticipate that the HyperSolar H2Generator will be a self-contained renewable hydrogen production system that requires only sunlight and any source of water. As a result, it can be installed almost anywhere to produce hydrogen fuel at or near the point of distribution, for local use. This model of hydrogen production addresses one of the biggest challenges of using clean hydrogen fuel on a large scale, which is the transportation of hydrogen.

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

To compete with other fossil fuel driven hydrogen production techniques such as steam reforming, renewable hydrogen production systems need to be be cheap and highly efficient. It is estimated based largely on theoretical calculations that an autonomous solar H2 production system should be able to generate photovoltages exceeding 1.5 V, produce photocurrents reaching 10 mA/cm2 (~10% efficient) and the overall system cost should be ~$50/m2. Although our H2Generator achieved photovoltages greater than 1.5V and our system production cost is considerably lower than $50/m2, our focus is on improving photocurrents for our self-contained particles to boost efficiency and production volume in order to be commercially viable.

Intellectual Property

On November 15, 2011, we filed a provisional patent application with the U.S. Patent and Trademark Office to protect the intellectual property rights for ”Photoelectrochemically Active Heterostructures, Methods For Their Manufacture, And Methods And Systems For Producing Desired Products.” Disclosed in that patent application are methods for producing desired chemical products, including hydrocarbons such as methane and other alkanes, synthesis gas (carbon monoxide and hydrogen), and methanol, from carbon dioxide and oxidizable reactant compounds in wastewater as a feedstock using solar energy to drive at least a portion of the chemical reaction process (e.g., to produce hydrogen gas). Photoelectrochemical processes employ photoelectrochemically active heterostructures (PAHs) to absorb sunlight and transform the light energy into electrochemical potential energy, which converts reactants containing hydrogen atoms into products, which react with carbon dioxide to form desired chemical products. On November 14, 2012, we filed the utility patent application for the above and the examination and prosecution of this patent are ongoing.

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

Strategic Partners

Effective May 1, 2016, we entered into a one-year extension of our agreement with the University of Iowa to help accelerate our research and development efforts to reach our goal of producing commercially viable renewable hydrogen. As consideration under the sponsorship research agreement (“SRA”), the University of Iowa will receive $78,944 from the Company. When expenditures reach that amount, we will no longer be obligated to fund any additional research activities, and the University of Iowa will not be obligated to perform any additional research activities pursuant to the SRA, unless mutually agreed upon.

In April of 2016, we extended our sponsorship research agreement (“SRA”) with the University of California, Santa Barbara (“UCSB”) through June 30, 2017. This agreement is intended to help achieve important milestones in the Company’s development plan.

Due to credit on our account and other funds available, the UCSB extension is at no cost to the Company. U.S. Patent Law and university policy will govern any patentable developments or discoveries throughout the course of the SRA. If such an invention is determined to be jointly owned by us and UCSB, we will prepare and file, at our cost, patent applications for such invention and claim it as a joint invention in the name of both the Company and UCSB, and shall prosecute and maintain such joint patent rights. Neither party may assign its joint ownership in such patents without the consent of the other party. We have a time-limited first right to negotiate a license to UCSB’s interest in any joint invention.

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

Corporate Information

We were incorporated in the State of Nevada on February 18, 2009. Our executive offices are located at 510 Castillo Street, Suite 320, Santa Barbara, CA 93101. Our telephone number is (805) 966-6566.

EMPLOYEES

As of September 20, 2016 we had 1 full-time employee and several consultants. We have not experienced any work stoppages and we consider relations with our employees and consultants to be good. Our Chief Technology Officer, hired on June 1, 2016, is on a full time consulting basis.

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

As of June 30, 2016, we have incurred an aggregate net loss, and had an accumulated deficit, of $(14,043,848). For the years ended June 30, 2016 and 2015, we incurred net income (losses) of $6,035,993 and $(4,893,561), respectively. The net income (losses) for the years ended June 30, 2016 and 2015 include non-cash (income) expenses of $(6,637,986) and $4,279,298, respectively, associated with the derivatives. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

WE FACE INTENSE COMPETITION AND MANY OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES THAN WE DO.

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

We pursue strategic alliances with other companies in areas where collaboration can produce technological and industry advancement. We have entered into a sponsorship research agreement (“SRA”) with the University of California, Santa Barbara. The SRA, as amended, will terminate on or prior to June 30, 2017. Also, we have entered into a research agreement with the University of Iowa which is set to terminate on April 30, 2017. If we are unable to extend the terms of the agreements, we could suffer delays in product development or other operational difficulties which could have a material adverse effect on our results of operations.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent public accounting firm in their report dated September 20, 2016 included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern. Any such adjustment, if necessary, would materially affect the value of our assets.

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

Our Certificate of Incorporation authorizes the issuance of up to 1,500,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001, of which 589,552,961 shares of common stock and no shares of preferred stock are currently outstanding as of September 20, 2016. Our Board of Directors has the ability to authorize the issuance of an additional 910,447,039 shares of common stock and 5,000,000 shares of preferred stock without shareholder approval. Any such issuance will result in substantial dilution to existing shareholders. In addition, the availability of such a large number of capital stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

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

Our principal office is located at 510 Castillo Street, Suite 320, Santa Barbara, CA, 93101. We lease approximately 250 square feet, at an annual cost of approximately $10,000. The term of the lease is one (1) year, and expires on April 15, 2017. We believe that our current premises are sufficient to handle our activities for the near future.

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

Period	High	Low
First Quarter FY 2016	$0.0390	$0.0186
Second Quarter FY 2016	$0.0249	$0.0173
Third Quarter FY 2016	$0.0238	$0.0119
Fourth Quarter FY 2016	$0.0145	$0.0084

First Quarter FY 2015	$0.0449	$0.0169
Second Quarter FY 2015	$0.0348	$0.0111
Third Quarter FY 2015	$0.0425	$0.0187
Fourth Quarter FY 2015	$0.0345	$0.0171

Securities

Our Articles of Incorporation, as amended, authorizes the issuance of 1,000,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, par value $0.001 per share.

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

As of September 20, 2016, our common stock was held by 74 stockholders of record and we had 589,552,961 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Trust Company N.A., 250 Royall Street, Canton, MA 02021.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended June 30, 2016 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements that are not of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology. Unless the context otherwise requires, references in this Form 10-K to “we,” “us,” “our,” or the “Company” refer to Hypersolar, Inc. Forward-looking statements in this Report may also include references to anticipated sales volume and product margins, efforts aimed at establishing new or improving existing relationships with customers, other business development activities, anticipated financial performance, business prospects and similar matters. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed with the United States Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements.

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

Results of Operations for the Year Ended June 30, 2016 compared to the Year Ended June 30, 2015.

Operating Expenses

Operating expenses consists primarily of research and development expenses and general and administrative expenses incurred in connection with the operation our business. For the year ended June 30, 2016 operating expenses were $481,309 and $542,404 for the prior period ended June 30, 2015. The net decrease of $61,095 in operating expenses consisted primarily of research and development costs in the amount of $69,168 together with an overall increase in other general and administrative expenses of $8,073.

Other Income/(Expenses)

Other income and (expenses) for the year ended June 30, 2016 were $6,517,302 and $(4,351,157) for the prior period ended June 30, 2015. The increase in other income and (expenses) was the result of an increase in net gain on change in fair value of the derivative instruments of $11,070,783, amortization of debt discount of $153,499, with an increase in interest expense of $48,825. The net increase in other income and (expenses) was due to the loss in change in derivative liability.

Net Loss

For the year ended June 30, 2016, our net income was $6,035,993 as compared to a net loss of $(4,893,561) for the prior period June 30, 2015. The decrease in net loss was related primarily to other income and (expenses) due to a decrease in non-cash cost associated with the derivative liability created by the Company’s outstanding convertible notes. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2016, we had a working capital deficit of $7,839,367 as compared to $14,072,573 as of June 30, 2015. This decrease in working capital deficit of $6,233,206 was due primarily to an increase in cash, accrued expenses, and the issuance of additional convertible notes, offset by a decrease in accounts payable, debt discount and non-cash derivative liability.

During the year ended June 30, 2016, we raised an aggregate of $580,000 in an offering of unsecured convertible notes. During the prior period ended June 30, 2015, we raised an aggregate of $515,000 through the sale of unsecured convertible notes. Our ability to continue as a going concern is dependent upon the ability to raise capital from financing transactions and future revenue.

Cash flow used in operating activities was $495,317 for the year ended June 30, 2016 and $537,137 for the prior period ended June 30, 2015. The decrease in cash used by operating activities was primarily due to a decrease in research and development cost. The Company has had no revenues.

Cash used in investing activities for the year ended June 30, 2016 and 2015 was $4,287 and $0, respectively. During the current period, the Company purchased intangible assets.

Cash provided by financing activities during the year ended June 30, 2016 was $580,000 and $515,000 for the prior period ended June 30, 2015. The increase in financing activities was due to the issuance of convertible notes through private placement offerings during the current period.

During the year ended June 30, 2016, we did not generate any revenue, incurred net income of $6,035,993, which includes the non-cash gain associated with the debt financing of $6,637,986, and used cash in the amount of $495,317 in our operations. As of June 30, 2016, we had a working capital deficiency of $7,839,367 and a shareholders’ deficit of $7,798,775. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, Liggett & Webb P.A, in their report dated September 20, 2016 on our audited financial statements for the year ended June 30, 2016, expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2016, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Adopted Accounting Pronouncements

Management adopted recently issued accounting pronouncements during the year ended June 30, 2016, as disclosed in the Notes to the financial statements included in this report.

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

Changes in Internal Controls.

We have also evaluated our internal control over financial reporting, and there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2016, based on those criteria.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors:

Name	Age	Position
Timothy Young	51	President, CEO and Chairman

Timothy Young – President, CEO and Director

Tim Young is an accomplished executive with over fifteen years of management experience in media and Internet technology companies. Mr. Young was appointed President, CEO and Chairman of the Company in August 2009.

Mr. Young oversees the Company’s research and development initiatives and fundraising efforts.

From September 2007 through August 2009, Mr. Young was the President of Rovion, Inc., an internet media startup company, where he increased revenues through a channel sales strategy that included companies such as Clear Channel, Disney, CBS, and Fox Television and bolstered the company's technical capabilities through strategic acquisitions. Prior to Rovion, Inc., Mr. Young was employed by Time Warner Inc. from October 1998 through July 2007, where he served as Vice President and Regional Vice President of various divisions including America Online and Time Warner Cable. Mr. Young's track record of success and over fifteen years of management and leadership experience bringing new products to the market, qualifies him to be a board member of Hypersolar, Inc.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

COMMITTEES OF THE BOARD

We currently have no audit committee, compensation committee or nominations and governance committee of our board of directors. We do not have an audit committee financial expert.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. A copy of the Code of Ethics can be obtained without charge upon request to Timothy Young, CEO and President, 510 Castillo Street, Suite 320, Santa Barbara, CA 93101 and is also being incorporated by reference herein. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Board of Directors.  Any such waivers will be promptly disclosed to our shareholders.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended June 30, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

Outstanding Equity Awards at Fiscal Year-End

There were no grants of options to purchase our common stock to the named executive officers at June 30, 2016.

EMPLOYMENT AGREEMENTS

Our CEO, Timothy Young, is employed as an “at-will” employee whose employment with the Company may be terminated at any time by either party. We have agreed to pay Mr. Young an annual salary of $255,000, subject to modification in accordance with the Company’s policies, practices and procedures.  In addition, we have agreed to pay Mr. Young three months base salary, in the event his employment is terminated by the Company. Mr. Young is eligible to receive a quarterly bonus as determined by the Company’s Board of Directors and to participate in any benefit plan implemented by the Company.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 589,552,961 issued and outstanding shares of common stock as of the date of this Annual Report by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from September 20, 2016 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of September 20, 2016 have been exercised and converted.

Name and address	Shares of Common Stock	Percentage of Common Stock (1)

Directors and Officers (2)
Timothy A. Young	10,000,000	1.7%

All Officers and Directors as a Group (1 person)	10,000,000	1.7%

(1)	Based upon 589,552,961 shares issued and outstanding as of September 20, 2016.

(2)	The address for each of the officers and directors is c/o Hypersolar, Inc. 510 Castillo Street, Suite 320, Santa Barbara, CA 93101

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Audit Fees

The aggregate fees billable to us by Liggett & Webb P.A. during 2016 and 2015 for the audit of our annual financial statements and quarterly reviews of our financial statements for the fiscal years totaled approximately $23,000 and $23,000, respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2016 and 2015 of $0 and $0 to Liggett & Webb P.A. in connection with the audit of the financial statements of the Company for the years ended June 30, 2016 and 2015.

Tax Fees

We incurred fees of $0 and $0 billed to us by Liggett & Webb P.A. for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended June 30, 2016 and 2015, respectively.

All Other Fees

As of the date of this filing, our current policy is to not engage Liggett & Webb P.A to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage Liggett & Webb P.A to provide audit, and other assurance services, such as review of SEC reports or filings.

ITEM 15.	EXHIBITS.

Exhibit No.	Description

3.1	Articles of Incorporation of Hypersolar, Inc. filed with the Nevada Secretary of State on February 18, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010).

3.2	Articles of Amendment of Articles of Incorporation of Hypersolar, Inc. filed with the Nevada Secretary of State on September 11, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010).

3.3	Articles of Amendment of Articles of Incorporation of Hypersolar, Inc. filed with the Nevada Secretary of State on November 21, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013).

3.4	Bylaws of Hypersolar, Inc. (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010).

10.1	Research Agreement between Hypersolar, Inc. and the Regents of the University of California, University of California, Santa Barbara dated February 16, 2015 (Incorporated by reference to the Company’s annual report on From 10-K filed with the Securities and Exchange Agreement Commission on September 28, 2015)

10.2	Offer of Employment to Timothy Young dated August 13, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010).

10.3	Invention Transfer dated as of June 10, 2009 (Incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010).

10.4	Securities Purchase Agreement between Hypersolar, Inc. and Asher Enterprises, Inc. dated as of September 19, 2012 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012).

10.5*	Contract between by and between Hypersolar, Inc. and the University of Iowa dated as of May 1, 2016.

10.6*	Amendment dated April 26, 2016 to Research Agreement between Hypersolar, Inc. and the Regents of the University of California, University of California.

14	Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2012).

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1 *	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS *	XBRL INSTANCE DOCUMENT

EX-101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB *	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERSOLAR, INC.

Date: September 21, 2016	By:	/s/ Timothy Young
CHIEF EXECUTIVE OFFICER PRESIDENT (PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HyperSolar, Inc.

Santa Barbara, California

We have audited the accompanying balance sheets of HyperSolar, Inc. as of June 30, 2016 and 2015, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HyperSolar, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Liggett & Webb, P.A.

New York, New York
September 20, 2016

HYPERSOLAR, INC.

BALANCE SHEETS

	June 30, 2015	June 30, 2015

ASSETS

CURRENT ASSETS
Cash	$119,887	$39,491

TOTAL CURRENT ASSETS	119,887	39,491

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	6,218
Less: accumulated depreciation	(6,059)	(5,385)

NET PROPERTY AND EQUIPMENT	159	833

OTHER ASSETS
Deposits	900	1,450
Domain, net of amortization $2,805 and $2,451, respectively	2,510	2,864
Patents	37,023	32,736

TOTAL OTHER ASSETS	40,433	37,050

TOTAL ASSETS	$160,479	$77,374

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$79,261	$97,467
Accrued expenses	362,301	279,419
Derivative liability	6,230,102	13,034,374
Convertible promissory notes, net of debt discount of $97,910 and $264,196, respectively	1,287,590	700,804

TOTAL CURRENT LIABILITIES	7,959,254	14,112,064

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 1,500,000,000 authorized common shares 589,552,961 and 476,848,072 shares issued and outstanding, respectively	589,553	476,848
Additional Paid in Capital	5,655,520	5,568,303
Accumulated deficit	(14,043,848)	(20,079,841)

TOTAL SHAREHOLDERS' DEFICIT	(7,798,775)	(14,034,690)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$160,479	$77,374

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30, 2016	June 30, 2015

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	468,147	459,842
Research and development cost	12,134	81,302
Depreciation and amortization	1,028	1,260

TOTAL OPERATING EXPENSES	481,309	542,404

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(481,309)	(542,404)

OTHER INCOME/(EXPENSES)
Net Gain/(Loss) on debt conversion and change in derivative liability	7,218,683	(3,852,100)
Interest expense	(701,381)	(499,057)

TOTAL OTHER INCOME/(EXPENSES)	6,517,302	(4,351,157)

NET INCOME (LOSS)	$6,035,993	$(4,893,561)

BASIC EARNINGS (LOSS) PER SHARE	$0.012	$(0.011)
DILUTED EARNINGS (LOSS) PER SHARE	$0.006	$(0.011)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	523,338,228	460,075,738
DILUTED	1,071,719,180	460,075,738

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2014	-	-	429,348,439	429,348	5,532,679	(15,186,280)	(9,224,253)

Issuance of common stock for conversion of debt	-	-	47,499,633	47,500	35,624	-	83,124

Net loss for the year ended June 30, 2015	-	-	-	-	-	(4,893,561)	(4,893,561)
Balance at June 30, 2015	-	-	476,848,072	476,848	5,568,303	(20,079,841)	(14,034,690)

Issuance of common stock for conversion of debt	-	-	112,704,889	112,705	84,529	-	197,234

Stock compensation cost	-	-	-	-	2,688	-	2,688

Net income for the year ended June 30, 2016	-	-	-	-	-	6,035,993	6,035,993

Balance at June 30, 2016	-	$-	589,552,961	$589,553	$5,655,520	$(14,043,848)	$(7,798,775)

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,035,993	$(4,893,561)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation & amortization expense	1,028	1,260
Stock compensation expense	2,688	-
(Gain) loss on change in derivative liability	(7,218,683)	3,852,100
Amortization of debt discount recorded as interest expense	580,697	427,198
(Increase) Decrease in change in assets:
Deposits	550	(525)
Increase (Decrease) in change in liabilities :
Accounts payable	(18,206)	4,666
Accrued expenses	120,616	71,725

NET CASH USED IN OPERATING ACTIVITIES	(495,317)	(537,137)

CASH FLOWS IN INVESTING ACTIVITIES:
Purchase of intangible assets	(4,287)	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES:	(4,287)	-

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	580,000	515,000

NET CASH PROVIDED IN FINANCING ACTIVITIES	580,000	515,000

NET INCREASE (DECREASE) IN CASH	80,396	(22,137)

CASH, BEGINNING OF YEAR	39,491	61,628

CASH, END OF YEAR	$119,887	$39,491

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$70	$134
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of convertible notes and accrued interest	$197,234	$83,124

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

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

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computers and peripheral equipment	5 Years

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2016, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

JUNE 30, 2016

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability	6,230,102	-	-	6,230,102
Total liabilities measured at fair value	$6,230,102	$-	$-	$6,230,102

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of July 1, 2015	$13,034,374
Fair value of derivative liabilities issued	535,765
Gain on change in derivative liability	(7,340,037)
Balance as of June 30, 2016	$6,230,102

Net Earnings/(Loss) per Share Calculations

Net earnings/(Loss) per share dictates the calculation of basic earnings/(loss) per share and diluted earnings per share. Basic earnings/(loss) per share are computed by dividing by the weighted average number of common shares outstanding during the year. Diluted net earnings per share is computed similar to basic earnings/(loss) per share except that the denominator is increased to include the effect of stock options and stock based awards (Note 4), plus the assumed conversion of convertible notes (Note 5).

For the year ended June 30, 2016, the dilutive impact of outstanding stock options of 500,000, and notes convertible into 548,380,952 shares of common stock have been included in the calculation of net earnings per share, because their impact was dilutive.

For the year ended June 30, 2015, the dilutive impact of outstanding stock options of 500,000, and notes convertible into 531,109,481 shares of common stock, have been excluded, because their impact on the loss per share is anti-dilutive.

	For the years ended
	June 30,
	2016	2015

Income (Loss) to common shareholders (Numerator)	$6,035,993	$(4,893,561)

Basic weighted average number of common shares outstanding (Denominator)	523,338,228	460,075,738

Diluted weighted average number of common shares outstanding (Denominator)	1,071,719,180	460,075,738

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

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $12,134 and $81,302 for the years ended June 30, 2016 and 2015, respectively.

Accounting for Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average series Binomial lattice formula to value the derivative instruments at inception and on subsequent valuation dates.

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

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

3.	CAPITAL STOCK

During the year ended June 30, 2016, the Company issued 112,704,889 shares of common stock upon conversion of $159,500 in principal, plus $37,734 in accrued interest on an outstanding convertible note.

During the year ended June 30, 2015, the Company issued 47,499,633 shares of common stock upon conversion of $72,341 in principal, plus $10,783 in accrued interest on varies outstanding convertible notes.

4.	STOCK OPTIONS

Options

As of June 30, 2016, 500,000 non-qualified common stock options were outstanding. Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective agreements may provide. Each Option expires on the date specified in the Option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of June 30, 2016, 250,000 options are fully vested with a maturity date of January 2, 2017, and are exercisable at an exercise price of $0.04 per share. On March 31, 2015, 250,000 stock options were granted, are subject to vesting conditions which provided that fifty (50%) percent of the options vest on March 31, 2016 and the remaining fifty (50%) on March 31, 2017. As of June 30, 2016, 125,000 of the 250,000 stock options were exercisable at an exercise price of $0.02245. These stock options are exercisable for a period of five years from the date of grant at an exercise price of $0.02245 per share.

A summary of the Company’s stock option activity and related information follows:

	6/30/2016		6/30/2015
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, July 1, 2015	500,000	$0.03	250,000	$0.04
Granted	-	-	250,000	0.02
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Outstanding, June 30, 2016	500,000	$0.03	500,000	$0.03
Exercisable at June 30, 2016	375,000	$0.02	250,000	$0.04
Weighted average fair value of options granted during the period		$-		$0.02

During the year ended June 30, 2016, the company incurred $2,688 in stock compensation for options vested during the year.

5.	CONVERTIBLE PROMISSORY NOTES

On August 9, 2013, the Company entered into a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of a) $0.0048 per share; b) fifty percent (50%) of the lowest trading price after the effective date of each respective advance or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $15,000. The Company received additional advances in the aggregate amount of $85,000 for a total aggregate principal sum of $100,000. The Note matured on July 9, 2015, and the maturity date was extended to April 9, 2016. The note was fully converted during the year ended June 30, 2016, the Company issued 70,541,210 shares of common stock upon conversion of $100,000 in principal, plus accrued interest of $23,447.

On December 16, 2013, the Company entered into a securities purchase agreement entered for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $26,000.The Company received additional advances in the amount of $74,000 for an aggregate sum of $100,000. The Note matured on May 16, 2015, and the maturity date was extended to February 16, 2016. Subsequently, a third extension was granted to November 16, 2016. During the year ended June 30, 2016, the Company issued 42,163,679 shares of common stock upon conversion of $59,500, plus accrued interest of $14,286. As of June 30, 2016, the remaining principal balance is $40,500.

On March 5, 2014, the Company entered into a securities purchase agreement into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $100,000. The Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $30,000. On April 15, 2014, the lender and borrower agreed to amend the note to increase the principle sum to $150,000. The Company received additional advances in the amount of $120,000 for an aggregate sum of $150,000. The Note matured on September 5, 2015 and was extended to June 5, 2016. Subsequently, a third extension was granted to March 5, 2017.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On May 23, 2014, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $500,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $50,000.The Company received additional advances in the amount of $415,000 for an aggregate sum of $465,000. The Note matured on May 23, 2015 and was extended to February 23, 2016. Subsequently, a third extension was granted to November 23, 2016. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $141,959 during the year ended June 30, 2016.

On April 9, 2015, the Company entered into a securities purchase agreement into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $500,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $50,000. The Company received additional advances in the amount of $450,000 for an aggregate sum of $500,000. The note matured nine (9) months from the effective dates of each respective advance. The note matured on January 4, 2016. Subsequently, a second extension was granted to October 9, 2016. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $423,026 during the year ended June 30, 2016.

On January 28, 2016, the Company entered into a securities purchase agreement into for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $500,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $10,000. The Company received additional advances in the amount of $220,000 for an aggregate sum of $230,000. The note matures twelve (12) months from the effective dates of each respective advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $15,713 during the year ended June 30, 2016.

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

During the year ended June 30, 2016, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $535,765, based upon the Binomial lattice formula. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the year ended June 30, 2016, approximately $159,500 in principal of the Notes were converted. As a result of the conversion of these Notes, and the change in fair value of the remaining Notes, the Company recorded a net gain in change in derivative of $7,340,037 in the statement of operations for the year ended June 30, 2016. At June 30, 2016, the fair value of the derivative liability was $6,230,102.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivative are as follows:

Risk free interest rate	0.01% - 0.59%
Stock volatility factor	15.55% - 318.08%
Weighted average expected option life	1 month - 1 year
Expected dividend yield	None

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

7.	INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition. Any impairment is included in the income statement.

	Useful Lives	6/30/2016	6/30/2015
Domain-gross	15 years	$5,315	$5,315
Less amortization		(2,805)	(2,451)
Domain-net		$2,510	$2,864

Patents-gross		$37,023	$32,736

8.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2013.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at June 30, 2016 and 2015, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended June 30, 2016 and 2015, the Company did not recognize interest and penalties.

9.	DEFERRED TAX BENEFIT

At June 30, 2016, the Company had net operating loss carry-forwards of approximately $4,538,100 that may be offset against future taxable income from 2015 through 2035. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 40% to pretax income from continuing operations for the period ended June 30, 2016 and 2015 due to the following:

	6/30/2016	6/30/2015
Book income (loss)	$2,414,397	$(1,953,400)
Non deductible expenses	(2,605,352)	1,712,200
Loss on abandoned intangible assets	-	-
Depreciation and amortization	(635)	(500)

Valuation Allowance	191,590	241,700

Income tax expense	$-	$-

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

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

9.	DEFERRED TAX BENEFIT (Continued)

Net deferred tax liabilities consist of the following components as of June 30, 2016 and 2015:

	6/30/2016	6/30/2015
Deferred tax assets:
NOL carryover	$1,815,241	$1,513,300
Research & development	36,380	36,400
Related party accrual	76,500	76,500

Deferred tax liabilities:
Depreciation and amortization	(1,124)	(2,500)

Less Valuation Allowance	(1,926,997)	(1,623,700)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

10.	COMMITMENTS

The Company entered into a rental lease for office space on April 15, 2016 for a term of one year. If the lease is not renewed by either party, the lease will continue on a month-to-month basis. The monthly rent is $900 and is due by the fifteenth of each month.

11.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and has determined that there are the following subsequent events:

On August 15, 2016, the Company received an additional consideration of $60,000 on a securities purchase agreement entered into on January 28, 2016. The securities purchase agreement is a 10 % unsecured convertible note in the aggregate principal amount of up to $500,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of a) the lesser of $0.01 per share of common stock, b) fifty percent (50%) of the lowest trade price recorded on any trade day after the effective date or c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock.

