Form 10-Q
period 2016-09-30
Hypersolar, Inc.
filed 2016-11-14
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of registrant’s common stock outstanding, as of November 14, 2016 was 618,746,385.

HYPERSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERSOLAR, INC.

CONDENSED BALANCE SHEETS

	September 30, 2016	June 30, 2016
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$74,856	$119,887

TOTAL CURRENT ASSETS	74,856	119,887

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	6,218
Less: accumulated depreciation	(6,218)	(6,059)

NET PROPERTY AND EQUIPMENT	-	159

OTHER ASSETS
Deposits	900	900
Domain, net of amortization $2,894 and $2,805, respectively	2,421	2,510
Patents	37,023	37,023

TOTAL OTHER ASSETS	40,344	40,433

TOTAL ASSETS	$115,200	$160,479

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$76,267	$79,261
Accrued expenses	399,065	362,301
Derivative liability	6,557,669	6,230,102
Convertible promissory notes, net of debt discount of $64,111 and $97,910, respectively	1,441,389	1,287,590

TOTAL CURRENT LIABILITIES	8,474,390	7,959,254

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 1,500,000,000 authorized common shares 589,552,961 and 589,552,961 shares issued and outstanding, respectively	589,553	589,553
Additional Paid in Capital	5,655,520	5,655,520
Accumulated deficit	(14,604,263)	(14,043,848)

TOTAL SHAREHOLDERS' DEFICIT	(8,359,190)	(7,798,775)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$115,200	$160,479

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	140,801	121,997
Research and development cost	21,236	21,735
Depreciation and amortization	248	257

TOTAL OPERATING EXPENSES	162,285	143,989

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(162,285)	(143,989)

OTHER INCOME/(EXPENSES)
Net Gain/(Loss) on debt conversion and change in derivative liability	(300,207)	2,381,372
Interest expense	(97,923)	(180,140)

TOTAL OTHER INCOME/(EXPENSES)	(398,130)	2,201,232

NET INCOME (LOSS)	$(560,415)	$2,057,243

BASIC EARNINGS (LOSS) PER SHARE	$(0.001)	$0.004
DILUTED EARNINGS (LOSS) PER SHARE	$(0.001)	$0.002

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	589,552,961	477,217,459
DILUTED	589,552,961	943,431,745

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2016	-	$-	589,552,961	$589,553	$5,655,520	$(14,043,848)	$(7,798,775)

Net loss for the three months ended September 30, 2016	-	-	-	-	-	(560,415)	(560,415)

Balance at September 30, 2016 (unaudited)	-	$-	589,552,961	$589,553	$5,655,520	$(14,604,263)	$(8,359,190)

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(560,415)	$2,057,243
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation & amortization expense	248	257
Stock compensation expense	-	-
Loss(Gain) on change in derivative liability	300,207	(2,381,372)
Amortization of debt discount recorded as interest expense	61,159	154,027
Increase (Decrease) in change in liabilities :
Accounts payable	(2,994)	24,726
Accrued expenses	36,764	26,044

NET CASH USED IN OPERATING ACTIVITIES	(165,031)	(119,075)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	120,000	150,000

NET CASH PROVIDED IN FINANCING ACTIVITIES	120,000	150,000

NET INCREASE (DECREASE) IN CASH	(45,031)	30,925

CASH, BEGINNING OF YEAR	119,887	39,491

CASH, END OF YEAR	$74,856	$70,416

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$70
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of convertible notes and accrued interest	$-	$29,736

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2016

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of S-X Regulation Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2016.

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

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the year. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock based awards (Note 4), plus the assumed conversion of convertible debt (Note 5).

For the three months ended September 30, 2016, the dilutive impact of the outstanding stock options of 500,000, and the convertible debt of $1,505,500 converted into shares of common stock have been excluded in the calculation of net earnings per share, because their impact on the loss per share is antidilutive.

For the three months ended September 30, 2015, the dilutive impact of the outstanding stock options of 500,000, and the convertible debt of $1,090,500 convertible into shares of common stock. The 500,000 stock options, and $300,000 of the convertible debt were excluded, because their impact were antidilutive. The remaining $790,500 in convertible debt were included in the calculation of net earnings per share, because their impact was dilutive.

Stock based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock based Compensation (Continued)

date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2016, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2016 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability	6,557,669	-	-	6,557,669
Total liabilities measured at fair value	$6,557,669	$-	$-	$6,557,669

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of July 1, 2016	$6,230,102
Fair value of derivative liabilities issued	27,360
Loss on change in derivative liability	300,207
Balance as of September 30, 2016	$6,557,669

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

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

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

In March 2016, FASB issued accounting standards update ASU-2016-09, “Compensation –Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting”. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payments award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company is currently evaluating the impact of the adoption of ASU 2016-9 on the Company’s financial statements.

In March 2016, FASB issued accounting standards update ASU-2016-06, “Derivatives and Hedging (Topic 815) – Contingent Put and Call Options in Debt Instruments”. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. U.S. GAAP provides specific guidance for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The guidance states that for contingent call (put) options to be considered clearly and closely related, they can be indexed only to interest rates or credit risk. Public companies must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently evaluation the impact of the adoption of ASU 2016-06 on the Company’s financial statements.

In August 2016, FASB issued accounting standards update ASU-2016-15, “Statement of Cash Flows” (Topic 230) – Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

During the three months ended September 30, 2016, the Company had no issuance of common stock.

4.	STOCK OPTIONS

Options

On March 31, 2015, the Company granted 250,000 non-qualified stock options (the “Option(s)”) to an employee. As of September 30, 2016, 500,000 non-qualified common stock options were outstanding. Each Option expires on the date specified in each Option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the Options. As of September 30, 2016, 250,000 options are fully vested with a maturity date of January 2, 2017, and are exercisable at an exercise price of $0.04 per share. On March 31, 2015, 250,000 stock options were granted, and are subject to vesting conditions which provided that fifty (50%) percent of the options vest on March 31, 2016 and the remaining fifty (50%) on March 31, 2017. As of September 30, 2016, 125,000 of the 250,000 stock options were exercisable at an exercise price of $0.02245. These stock options are exercisable for a period of five years from the date of grant at an exercise price of $0.02245 per share.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2016

4.	STOCK OPTIONS (Continued)

Options (Continued)

A summary of the Company’s stock option activity and related information follows:

9/30/2016
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	500,000	$0.03
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	500,000	$0.03
Exercisable at the end of period	375,000	$0.02
Weighted average fair value of options granted during the period		$-

5.	CONVERTIBLE PROMISSORY NOTES

On December 16, 2013, the Company entered into a securities purchase agreement entered for the sale of a 10% convertible promissory note (the “December Note”) in the aggregate principal amount of up to $100,000. The December Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $26,000. The Company received additional advances in the amount of $74,000 for an aggregate sum of $100,000. The December Note matured on May 16, 2015, and the maturity date was extended to February 16, 2016. Subsequently, a third extension was granted to November 16, 2016. During the year ended June 30, 2016, the Company issued 42,163,679 shares of common stock upon conversion of $59,500, plus accrued interest of $14,286. As of September 30, 2016, the remaining principal balance is $40,500.

On March 5, 2014, the Company entered into a securities purchase agreement into for the sale of a 10% convertible promissory note (the “March Note”) in the aggregate principal amount of up to $100,000. The March Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $30,000. On April 15, 2014, the lender and borrower agreed to amend the note to increase the principle sum to $150,000. The Company received additional advances in the amount of $120,000 for an aggregate sum of $150,000. The March Note matured on September 5, 2015 and was extended to June 5, 2016. Subsequently, a second extension was granted to March 5, 2017.

On May 23, 2014, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note (the “May Note”) in the aggregate principal amount of up to $500,000. The May Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $50,000.The Company received additional advances in the amount of $415,000 for an aggregate sum of $465,000. The May Note matured on May 23, 2015 and was extended to February 23, 2016. A second extension was granted to November 23, 2016.

On April 9, 2015, the Company entered into a securities purchase agreement into for the sale of a 10% convertible promissory note (the “April Note”) in the aggregate principal amount of up to $500,000. The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $50,000. The Company received additional advances in the amount of $450,000 for an aggregate sum of $500,000. The April Note matured nine (9) months from the effective dates of each respective advance. A second extension was granted to October 9, 2016. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $41,120 during the three months ended September 30, 2016.

On January 28, 2016, the Company entered into a securities purchase agreement into for the sale of a 10% convertible promissory note (the “January Note”) in the aggregate principal amount of up to $500,000. The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $10,000. The Company received additional advances in the amount of $340,000 for an aggregate sum of $350,000. The January Note matures twelve (12) months from the effective dates of each respective advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $20,039 during the three months ended September 30, 2016.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2016

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

During the three months ended September 30, 2016, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $27,360, based upon the Binomial lattice formula. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the three months ended September 30, 2016, the Company recorded a net loss in change in derivative of $300,207 in the statement of operations due to the change in fair value of the remaining Notes, for the three months ended September 30, 2016. At September 30, 2016, the fair value of the derivative liability was $6,557,669.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	0.29% - 0.45%
Stock volatility factor	41.35% - 64.72%
Weighted average expected option life	2 months - 1 year
Expected dividend yield	None

7.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On October 1, 2016, the Company issued 11,515,068 shares of common stock upon conversion of a convertible note in the amount of $40,500 in principal, plus $11,318 in accrued interest.

On October 19, 2016, the Company issued 17,678,356 shares of common stock upon conversion of a convertible note in the amount of $63,000 in principal, plus $16,553 in accrued interest.

On October 25, 2016, the Company received $60,000 on a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of up to $500,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock.

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

Overview

Inspired by the photosynthetic process that plants use to harness the power of the sun to create energy molecules, we are developing a novel solar-powered particle system that mimics photosynthesis to separate hydrogen from water.  On November 15, 2011, we filed a patent application to protect the intellectual property rights to the production of renewable hydrogen using sunlight, water, and carbon dioxide.

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

Currently, the strategy of partnering with both the University of Iowa and University of California, Santa Barbara, has advanced our technology significantly. Our agreement with the University of Iowa is currently contracted until April 30, 2017. Our agreement with the University of California, Santa Barbara is contracted through June 30, 2017. We anticipate continuing this strategy of leveraging our existing relationships, as well as potentially exploring relationships with other leading universities, to continue developing our technology.

In addition to the university teams, in June of 2016, we hired Dr. Joun Lee to be our chief-technologist to work closely with the teams and drive progress. Dr. Lee is based in the lab at the University of Iowa. Also in August of 2016, we added Professor John Stickney as Scientific Advisor. Professor Stickney is currently at the University of Georgia within the Department of Chemistry.

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

In September of 2016, we filed an additional patent with the University of Iowa to protect a novel device that will house solar devices in water and safely and efficiently separate the hydrogen and oxygen through a membrane system within the device. We released a video demonstrating a prototype of this device that can be seen here:

https://www.youtube.com/watch?v=POc341RHWsA&feature=youtu.be\

This device is designed to be scaled up for commercial size hydrogen generators. We are currently working on a larger version of this prototype.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2016, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2016, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements disclosed in notes to the financials.

Results of Operations for the Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015.

Operating Expenses

Operating expenses for the three months ended September 30, 2016 were $162,285 and $143,989 for the prior period ended September 30, 2015. The net increase of $18,296 in operating expenses consisted primarily of the increase in marketing expense in the amount of $19,269, an increase in professional fees in the amount of $8,194 with an overall decrease in general and administrative expenses of $9,132.

Other Income/(Expenses)

Other income and (expenses) for the three months ended September 30, 2016 were $(398,130) and $2,201,232 for the prior period ended September 30, 2015. The decrease in income of $2,599,362 in other income and (expenses) was the result of a decrease in net gain on debt conversion and change in fair value of the derivative instruments of $2,681,579, with a decrease in interest expense of $82,217, which includes a net change of $92,868 of amortization of debt discount.

Net Income/(Loss)

For the three months ended September 30, 2016, our net loss was $(560,415) as compared to net income of $2,057,243 for the prior period September 30, 2015. The decrease in net income of $2,617,658 was related primarily to other income and (expenses) due to an increase in non-cash cost associated with the fair value of the convertible notes, and an overall increase in operating expenses. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2016, we had a working capital deficit of $8,399,534 as compared to $7,839,367 as of June 30, 2016. This increase in working capital deficit of $560,167 was due primarily to an increase in accrued expenses, convertible notes, and non-cash derivative liability, offset with a decrease in cash, and accounts payable.

Cash flow used in operating activities was $165,031 for the three months ended September 30, 2016 and $119,075 for the prior period ended September 30, 2015. The increase in cash used by operating activities was due to an increase in net loss primarily due to the increase in accrued expenses and a decrease in accounts payable. The Company has had no revenues.

Cash provided by financing activities during the three months ended September 30, 2016 was $120,000 and $150,000 for the prior period ended September 30, 2015. The decrease in financing activities was due to a decrease in financing with convertible notes through private placements during the current period.

Our financial statements as of September 30, 2016 have been prepared under the assumption that we will continue as a going concern for the three months ended September 30, 2016. Liggett & Webb P.A., in their report dated September 20, 2016, on our financial statements, included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended September 30, 2016, we did not generate any revenues, incurred a net loss of $560,415, which was primarily associated with the net change in derivative instruments, and cash used in operations of $165,031. As of September 30, 2016, we had a working capital deficiency of $8,399,534 and a shareholders’ deficit of $8,359,190. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2016, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and suitability of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from our shareholders and, in the three months ended September 30, 2016, we also obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to further research, develop, and protect our technology.

We believe that our current cash and investment balances will be sufficient to support development activity, intellectual property protection, and all general and administrative expenses for the next six months. We estimate that we will require additional cash in 2017 based on our current operating plan and condition. We are investigating additional financing alternatives, including continued equity and/or debt financing.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on September 21, 2016.

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

November 14, 2016	HYPERSOLAR, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)

