Form 10-Q
period 2016-12-31
Hypersolar, Inc.
filed 2017-02-07
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

The number of shares of registrant’s common stock outstanding, as of January 31, 2016 was 638,911,317.

HYPERSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERSOLAR, INC.

CONDENSED BALANCE SHEETS

	December 31, 2016	June 30, 2016
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$72,301	$119,887
Prepaid expense	9,167	-

TOTAL CURRENT ASSETS	81,468	119,887

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	6,218
Less: accumulated depreciation	(6,218)	(6,059)

NET PROPERTY AND EQUIPMENT	-	159

OTHER ASSETS
Deposits	900	900
Domain, net of amortization $2,983 and $2,805, respectively	2,332	2,510
Patents	37,023	37,023

TOTAL OTHER ASSETS	40,255	40,433

TOTAL ASSETS	$121,723	$160,479

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$98,698	$79,261
Accrued expenses	385,501	362,301
Derivative liability	5,225,177	6,230,102
Convertible promissory notes, net of debt discount of $116,934 and $97,910, respectively	383,066	1,287,590

TOTAL CURRENT LIABILITIES	6,092,442	7,959,254

LONG TERM LIABILITIES
Convertible promissory notes, long term portion	965,000	-

TOTAL LONG TERM LIABILITIES	965,000	-

TOTAL LIABILITIES	7,057,442	7,959,254

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 1,500,000,000 authorized common shares 638,911,317 and 589,552,961 shares issued and outstanding, respectively	638,911	589,553
Additional Paid in Capital	5,848,439	5,655,520
Accumulated deficit	(13,423,069)	(14,043,848)

TOTAL SHAREHOLDERS' DEFICIT	(6,935,719)	(7,798,775)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$121,723	$160,479

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	146,083	122,692	286,884	244,654
Research and development cost	19,736	7,245	40,972	28,980
Depreciation and amortization	88	257	336	514

TOTAL OPERATING EXPENSES	165,907	130,194	328,192	274,148

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(165,907)	(130,194)	(328,192)	(274,148)

OTHER INCOME/(EXPENSES)
Net Gain/(Loss) on debt conversion and change in derivative liability	1,423,588	1,970,483	1,123,381	4,351,854
Interest expense	(76,487)	(204,823)	(174,410)	(384,962)

TOTAL OTHER INCOME/(EXPENSES)	1,347,101	1,765,660	948,971	3,966,892

NET INCOME (LOSS)	$1,181,194	$1,635,466	$620,779	$3,692,744

BASIC EARNINGS (LOSS) PER SHARE	$0.002	$0.003	$0.001	$0.007
DILUTED EARNINGS (LOSS) PER SHARE	$0.002	$0.002	$0.001	$0.004

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	621,326,594	508,297,956	605,439,777	492,757,707
DILUTED	504,309,524	1,012,607,480	504,309,524	997,067,231

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Unaudited)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2016	-	$-	589,552,961	$589,553	$5,655,520	$(14,043,848)	$(7,798,775)

Issuance of common stock for conversion of debt and accrued interest	-	-	49,358,356	49,358	192,919	-	242,277

Net income for the six months ended December 31, 2016	-	-	-	-	-	620,779	620,779

Balance at December 31, 2016 (unaudited)	-	$-	638,911,317	$638,911	$5,848,439	$(13,423,069)	$(6,935,719)

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$620,779	$3,692,744
Adjustment to reconcile net income to net cash used in operating activities
Depreciation & amortization expense	336	514
(Gain) on change in derivative liability	(1,123,381)	(4,351,854)
Amortization of debt discount recorded as interest expense	99,433	330,034
(Increase) Decrease in change in assets:
Prepaid expense	(9,167)	-
Increase (Decrease) in change in liabilities :
Accounts payable	19,437	14,702
Accrued expenses	74,977	58,254

NET CASH USED IN OPERATING ACTIVITIES	(317,586)	(255,606)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	270,000	310,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	270,000	310,000

NET (DECREASE) INCREASE IN CASH	(47,586)	54,394

CASH, BEGINNING OF PERIOD	119,887	39,491

CASH, END OF PERIOD	$72,301	$93,885

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$70
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of convertible notes and accrued interest	$242,277	$59,579

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
DECEMBER 31, 2016

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of S-X Regulation Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2016.

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

For the six months ended December 31, 2016, the Company calculated the dilutive impact of the outstanding stock options of 500,000, and the convertible debt of $1,465,000, which is convertible into shares of common stock. The stock options and the convertible debt were included in the calculation of net earnings per share, because their impact was dilutive.

For the six months ended December 31, 2015, the Company calculated the dilutive impact of the outstanding stock options of 500,000, and the convertible debt of $1,226,000, which is convertible into shares of common stock. The stock options and $1,000,500 of the convertible debt were excluded, because their impact was antidilutive. The remaining $250,000 in convertible debt was included in the calculation of net earnings per share, because their impact was dilutive.

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

DECEMBER 31, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2016, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2016 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liability	5,225,177	-	-	5,225,177
Total liabilities measured at fair value	$5,225,177	$-	$-	$5,225,177

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of July 1, 2016	$6,230,102
Fair value of derivative liabilities issued	118,456
(Gain) on change in derivative liability	(1,123,381)
Balance as of December 31, 2016	$5,225,177

Accounting for Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average series Binomial lattice formula pricing models to value the derivative instruments at inception and on subsequent valuation dates.

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

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

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

During the six months ended December 31, 2016, the Company issued 49,358,356 shares of common stock upon the conversion of $190,500 in principal, plus accrued interest of $51,777.

4.	STOCK OPTIONS

Options

As of December 31, 2016, 500,000 non-qualified common stock options were outstanding. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of December 31, 2016, 375,000 options are fully vested with maturity dates of January 2, 2017 and March 31, 2020, and are exercisable at exercise prices of $0.04 and $0.02245 per share. The remaining 125,000 stock options will vest on March 31, 2017, with an exercise price of $0.02245.

A summary of the Company’s stock option activity and related information follows:

	12/31/2016
	Number of Options	Weighted average exercise price
Outstanding, beginning of period	500,000	$0.03
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	500,000	$0.03
Exercisable at the end of period	375,000	$0.02
Weighted average fair value of options granted during the period		$-

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2016

5.	CONVERTIBLE PROMISSORY NOTES

On December 16, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note (the “December Note”) in the aggregate principal amount of up to $100,000. The December Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $26,000.The Company received additional tranches in the amount of $74,000 for an aggregate sum of $100,000. The December Note matured on May 16, 2015, and the maturity date was extended to February 16, 2016. Subsequently, a third extension was granted to November 16, 2016. During the year ended June 30, 2016, the Company issued 42,163,679 shares of common stock upon conversion of $59,500, plus accrued interest of $14,286. On October 1, 2016, the Company issued 11,515,068 shares of common stock upon conversion of $40,500, plus accrued interest of $11,318. As of December 31, 2016, the December Note and interest were fully converted.

On March 5, 2014, the Company entered into a securities purchase agreement into for the sale of a 10% convertible promissory note (the “March Note”) in the aggregate principal amount of up to $100,000. The March Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $30,000. On April 15, 2014, the lender and borrower agreed to amend the Note to increase the principle sum to $150,000. The Company received additional tranches in the amount of $120,000 for an aggregate sum of $150,000. During the period ended December 31, 2016, the Company issued 37,843,288 shares of common stock upon conversion of $150,000 in principal, plus accrued interest of $40,459. The March Note matured on September 5, 2015 and was extended to June 5, 2016. Subsequently, a second extension was granted to March 5, 2017. As of December 31, 2016, the March Note was fully converted.

On May 23, 2014, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note (the “May Note”) in the aggregate principal amount of up to $500,000. The May Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received atranche of $50,000.The Company received additional tranches in the amount of $415,000 for an aggregate sum of $465,000. The May Note matured on May 23, 2015 and was extended to February 23, 2016. A second extension was granted to November 23, 2016. On November 23, 2016, the investor extended the Note for an additional sixty (60) months. The Note matures on November 22, 2021.

On April 9, 2015, the Company entered into a securities purchase agreement into for the sale of a 10% convertible promissory note (the “April Note”) in the aggregate principal amount of up to $500,000. The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received an advance of $50,000. The Company received additional advances in the amount of $450,000 for an aggregate sum of $500,000. The April Note matured nine (9) months from the effective dates of each respective advance. A second extension was granted to October 9, 2016. On October 9, 2016, the investor extended the April Note for an additional (60) months. The April Note matures on October 8, 2021. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $42,288 during the six months ended December 31, 2016.

On January 28, 2016, the Company entered into a securities purchase agreement into for the sale of a 10% convertible promissory note (the “January Note”) in the aggregate principal amount of up to $500,000. The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The January Note matures twelve (12) months from the effective dates of each respective tranche. On January 28, 2017, the investor extended the tranche funded on January 28, 2016, for an additional sixty (60) months. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $57,145 during the six months ended December 31, 2016.

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

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2016

6.	DERIVATIVE LIABILITIES

The convertible notes (the “Notes”) issued and described in Note 5 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the six months ended December 31, 2016, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $118,456, based upon the Binomial lattice formula. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the six months ended December 31, 2016, the Company recorded a net gain in change in derivative of $1,123,381 in the statement of operations due to the change in fair value of the remaining Notes, for the six months ended December 31, 2016. At December 31, 2016, the fair value of the derivative liability was $5,225,177.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	0.29% - 1.93%
Stock volatility factor	41.35% - 142.29%
Weighted average expected option life	2 months - 5 year
Expected dividend yield	None

7.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

Effective January 28, 2017, one of the tranches’ related to the securities dated January 28, 2016 (the “Tranche”), was amended to extend the maturity date for an additional sixty (60) months. The Tranche matures on January 28, 2022. The Tranche bears interest at a rate of 10% per annum and is convertible into shares of common stock of the Company at a price of the lesser of (a) the conversion price per the Notes, (b) Fifty Percent (50%) of the lowest trading price of the Company’s common stock recorded on any trading day after the date of funding, or (c) the lowest effective price per share granted to any person or entity, including the investor but excluding officers and directors of the Company, after the date of funding to acquire common stock of the Company, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire common stock of the Company or outstanding common stock equivalents.

Effective February 3, 2017 (the “February Effective Date”), the Company issued a convertible promissory note (the “Note”) in the aggregate principal amount of $500,000 to an accredited investor, of which $60,000 was advanced upon issuance of the Note. The principal and interest under the Note is due and payable twelve (12) months from the funding of each tranche. The Note bears interest at a rate of 10% per annum and is convertible into shares of common stock of the Company at a price of the lesser of (a) $0.01 per share of the Company’s common stock , (b) Fifty Percent (50%) of the lowest trading price of the Company’s common stock recorded on any trading day after the date of funding, or (c) the lowest effective price per share granted to any person or entity, including the investor but excluding officers and directors of the Company, after the date of funding to acquire common stock of the Company, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire common stock of the Company or outstanding common stock equivalents.

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

Overview

Inspired by the photosynthetic process that plants use to harness the power of the sun to create energy molecules, we are developing a novel solar-powered particle system that mimics photosynthesis to separate hydrogen from water.  On November 15, 2011, we filed a patent application to protect the intellectual property rights to our unique particles called “photoelectrosythetically active heterostructures” (PAH) for the production of hydrogen and other valuable chemicalsWe received notice in December that several of our claims had been accepted. On Friday, January 27, we paid the issue fee and we expect the patent to be granted in February 2017. On Friday, January 27, we filed an additional divisional application to pursue method claims for the PAH structures.

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

Currently, the strategy of partnering with both the University of Iowa and University of California, Santa Barbara, has advanced our technology significantly. We are currently contracted the University of Iowa until April 30, 2017 and with the University of California, Santa Barbara through June 30, 2017. We anticipate continuing this strategy of leveraging our existing relationships, as well as potentially exploring relationships with other leading universities, to continue developing our technology.

In addition to the university teams, in June of 2016, we hired Dr. Joun Lee to be our chief-technologist to work closely with the teams and drive progress. Dr. Lee is based in the lab at the University of Iowa. Also in August of 2016, we added Professor John Stickney as Scientific Advisor. Professor Stickney is currently at the University of Georgia within the Department of Chemistry.

In order to achieve commercial scale production of hydrogen, we need to overcome the following challenges:

Low Cost

The overall cost depends on the cost of solar particles and catalysts for H2 production. Currently, platinum is the most desired catalyst for hydrogen production. Although used in very small amount, the use of platinum may pose a few roadblocks for wide scale adoption of this technology. To address this challenge, we are currently accelerating development of platinum metal free catalysts that can match or surpass the activity obtained from platinum metals. Recent results have shown great promise in reaching this goal.

High Performance

Our current efforts are focused on improving the H2 production efficiency to greater than 10%. In order to reach this goal, extensive research and development efforts on material synthesis and characterization are required. We are accelerating our efforts by working in parallel with the research teams at the University of Iowa and the University of California-Santa Barbara.

Commercialization

Manufacturing water splitting solar particles and integration of cost-effective silicon solar cells into prototype devices for hydrogen production will require strategic partnership with the photovoltaic industries. We are currently in process of forming partnership with solar cell companies for future prototype device development.

We have already overcome many of the challenges and steps necessary for successful realization of commercial solar H2 production systems through the following:

●	Discovery and development of a novel low-cost manufacturing technique to fabricate solar particles for hydrogen production with voltages greater than 1.3 Volts. The theoretical voltage for splitting water to produce hydrogen is 1.23 Volts. These particles are made of commercially viable solar cell materials and are stabilized using patent pending proprietary nano-encapsulation techniques for efficient and stable production of H2 in water, thus addressing the biggest challenge for wide scale adoption of solar H2 production units.

●	Utilizing cheap and non-toxic earth abundant materials, we have developed water splitting solar nanostructured thin films to achieve a voltage of 1.6 Volts, with currents for hydrogen production exceeding 10mA/cm2.

●	In order to protect the solar particles in corrosive waste water, we have developed a patent pending proprietary coating technology that stabilizes commercially available solar cells from corrosion under water environment allowing stable continuous production of hydrogen for more than hundreds of hours.

●	In September of 2016, we announced and demonstrated our latest prototype device that safely and efficiently separates hydrogen and oxygen using an integrated solar cell-membrane system. This patent-pending technology not only enables safe operation but also substantially improves the hydrogen production efficiency by preventing mixing of the hydrogen and oxygen products. We are in the process of developing a 1ft2 patent-pending prototype device to achieve larger scale solar hydrogen production.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2016, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the six months ended December 31, 2016, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements disclosed in notes to the financials.

Results of Operations for the Three Months Ended December 31, 2016 compared to Three Months Ended December 31, 2015.

Operating Expenses

Operating expenses for the three months ended December 31, 2016 were $165,907 and $130,194 for the prior period ended December 31, 2015. The net increase of $35,713 in operating expenses consisted primarily of the increase in marketing expense in the amount of $16,641, an increase in professional fees in the amount of $12,367, an increase in research and development cost in the amount of $12,491, with an overall decrease in general and administrative expenses of $5,786.

Other Income/(Expenses)

Other income and (expenses) for the three months ended December 31, 2016 were $1,347,101 and $1,765,660 for the prior period ended December 31, 2015. The decrease in income of $418,559 in other income and (expenses) was the result of a decrease in net gain on debt conversion and change in fair value of the derivative instruments of $546,895, with a decrease in interest expense of $128,336, which includes a net change of $137,735 of amortization of debt discount.

Net Income/(Loss)

For the three months ended December 31, 2016, our net income was $1,181,194 as compared to net income of $1,635,466 for the prior period December 31, 2015. The decrease in net income of $454,272 was related primarily to other income and (expenses) due to an increase in non-cash cost associated with the fair value of the convertible notes, and an overall increase in operating expenses. The Company has not generated any revenues.

Results of Operations for the Six Months Ended December 31, 2016 compared to Six Months Ended December 31, 2015.

Operating Expenses

Operating expenses for the six months ended December 31, 2016 were $328,192 and $274,148 for the prior period ended December 31, 2015. The net increase of $54,044 in operating expenses consisted primarily of the increase in marketing expense in the amount of $35,910, an increase in professional fees in the amount of $20,561 with an overall decrease in general and administrative expenses of $2,427.

Other Income/(Expenses)

Other income and (expenses) for the six months ended December 31, 2016 were $948,971 and $3,966,892 for the prior period ended December 31, 2015. The decrease in income of $3,017,921 in other income and (expenses) was the result of a decrease in net gain on debt conversion and change in fair value of the derivative instruments of $3,228,473, with a decrease in interest expense of $210,552, which includes a net change of $230,602 of amortization of debt discount.

Net Income/(Loss)

For the six months ended December 31, 2016, our net income was $620,779 as compared to net income of $3,692,744 for the prior period December 31, 2015. The decrease in net income of $3,071,965 was related primarily to other income and (expenses) due to an increase in non-cash cost associated with the fair value of the convertible notes, and an overall increase in operating expenses. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2016, we had a working capital deficit of $6,010,974 as compared to $7,839,367 as of June 30, 2016. This decrease in working capital deficit of $1,828,393 was due primarily to an increase in prepaid expense, accounts payable, and accrued expenses, offset with a decrease in cash, current portion of convertible notes and non-cash derivative liability.

Cash flow used in operating activities was $317,586 for the six months ended December 31, 2016 and $255,606 for the prior period ended December 31, 2015. The increase in cash used by operating activities was due to an decrease in net income primarily due to the increase in prepaid expenses, accounts payable and accrued expenses. The Company has had no revenues.

Cash provided by financing activities during the six months ended December 31, 2016 was $270,000 and $310,000 for the prior period ended December 31, 2015. The decrease in financing activities was due to a decrease in financing with convertible notes through private placements during the current period.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended December 31, 2016, we did not generate any revenues, incurred net income of $620,779, which was primarily associated with the net change in derivative instruments, and cash used in operations of $317,586. As of December 31, 2016, we had a working capital deficiency of $6,010,974 and a shareholders’ deficit of $6,935,719. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2016, expressed substantial doubt about our ability to continue as a going concern. Our ability Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. We have obtained funds from our shareholders and, in the six months ended December 31, 2016, we also obtained funding through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to further research, develop, and protect our technology.

We believe that our current cash and investment balances will be sufficient to support development activity, intellectual property protection, and all general and administrative expenses for the next six months. We estimate that we will require additional cash in 2017 based on our current operating plan and condition. We are investigating additional financing alternatives, including continued equity and/or debt financing. There can be no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to reduce the size of our operations, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

Effective February 3, 2017, the Company issued a convertible promissory note (the “ Note”) in the aggregate principal amount of $500,000 to an accredited investor, of which $60,000 was advanced upon issuance of the Note. The principal and interest under the Note is due and payable twelve (12) months from the funding of each tranche. The Note bears interest at a rate of 10% per annum and is convertible into shares of common stock of the Company at a price of the lesser of (a) $0.01 per share of the Company’s common stock , (b) Fifty Percent (50%) of the lowest trading price of the Company’s common stock recorded on any trading day after the date of funding, or (c) the lowest effective price per share granted to any person or entity, including the investor but excluding officers and directors of the Company, after the date of funding to acquire common stock of the Company, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire common stock of the Company or outstanding common stock equivalents.

In connection with the sale of the Note, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

February 7, 2017	HYPERSOLAR, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer and Accounting Officer)

