Form 10-Q
period 2017-03-31
Hypersolar, Inc.
filed 2017-05-12
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of registrant’s common stock outstanding, as of May 11, 2017 was 678,342,322.

HYPERSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERSOLAR, INC.

CONDENSED BALANCE SHEETS

	March 31, 2017	June 30, 2016
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$51,955	$119,887
Prepaid expense	6,717	-

TOTAL CURRENT ASSETS	58,672	119,887

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	6,218
Less: accumulated depreciation	(6,218)	(6,059)

NET PROPERTY AND EQUIPMENT	-	159

OTHER ASSETS
Deposits	900	900
Domain, net of amortization $3,071 and $2,805, respectively	2,244	2,510
Patents	37,023	37,023

TOTAL OTHER ASSETS	40,167	40,433

TOTAL ASSETS	$98,839	$160,479

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$117,102	$79,261
Accrued expenses	378,848	362,301
Derivative liability	2,675,450	6,230,102
Convertible promissory notes, net of debt discount of $107,836 and $97,910, respectively	12,164	1,287,590

TOTAL CURRENT LIABILITIES	3,183,564	7,959,254

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $73,373 and $0, respectively	1,234,127	-

TOTAL LONG TERM LIABILITIES	1,234,127	-

TOTAL LIABILITIES	4,417,691	7,959,254

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value;5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 1,500,000,000 authorized common shares 678,342,322 and 589,552,961 shares issued and outstanding, respectively	678,342	589,553
Additional Paid in Capital	6,009,994	5,655,520
Accumulated deficit	(11,007,188)	(14,043,848)

TOTAL SHAREHOLDERS' DEFICIT	(4,318,852)	(7,798,775)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$98,839	$160,479

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	144,152	106,579	431,036	351,233
Research and development cost	19,736	(30,004)	60,708	(1,024)
Depreciation and amortization	88	257	425	771

TOTAL OPERATING EXPENSES	163,976	76,832	492,169	350,980

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(163,976)	(76,832)	(492,169)	(350,980)

OTHER INCOME/(EXPENSES)
Gain on debt conversion and change in derivative liability	2,679,773	3,565,307	3,803,154	7,917,161
Interest expense	(99,915)	(181,311)	(274,325)	(566,274)

TOTAL OTHER INCOME/(EXPENSES)	2,579,858	3,383,996	3,528,829	7,350,887

NET INCOME	$2,415,882	$3,307,164	$3,036,660	$6,999,907

BASIC EARNINGS PER SHARE	$0.004	$0.006	$0.005	$0.014
DILUTED EARNINGS PER SHARE	$0.004	$0.006	$0.005	$0.014

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	652,153,322	537,004,223	620,783,642	507,494,231
DILUTED	655,078,772	542,496,846	623,709,092	512,986,854

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2017

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2016	-	$-	589,552,961	$589,553	$5,655,520	$(14,043,848)	$(7,798,775)

Issuance of common stock for conversion of debt and accrued interest	-	-	88,789,361	88,789	351,786	-	440,575

Stock based compensation expense	-	-	-	-	2,688	-	2,688

Net income for the nine months ended March 31, 2017	-	-	-	-	-	3,036,660	3,036,660

Balance at March 31, 2017 (unaudited)	-	$-	678,342,322	$678,342	$6,009,994	$(11,007,188)	$(4,318,852)

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,036,660	$6,999,907
Adjustment to reconcile net income to net cash used in operating activities
Depreciation & amortization expense	425	771
Stock based compensation expense	2,688	-
(Gain) on change in derivative liability	(3,803,154)	(7,917,161)
Amortization of debt discount recorded as interest expense	55,725	478,545
(Increase) Decrease in change in assets:
Prepaid expense	(6,717)	-
Increase (Decrease) in change in liabilities :
Accounts payable	37,841	(43,391)
Accrued expenses	218,600	87,660

NET CASH USED IN OPERATING ACTIVITIES	(457,932)	(393,669)

NET CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	390,000	410,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	390,000	410,000

NET (DECREASE) INCREASE IN CASH	(67,932)	16,331

CASH, BEGINNING OF PERIOD	119,887	39,491

CASH, END OF PERIOD	$51,955	$55,822

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$70
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of convertible notes and accrued interest	$440,575	$123,447

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2017

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Hypersolar, Inc. ("Hypersolar" or the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of S-X Regulation Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2016.

Going Concern

 The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placement offerings of equity and debt securities. Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide the additional cash needed to meet the Company’s obligations as they become due, and allow the Company to develop its core business. There can be no assurance that the Company will be able to continue to raise capital.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of HyperSolar is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

For the nine months ended March 31, 2017, the Company calculated the dilutive impact of the outstanding stock options of 250,000, and the convertible debt of $1,427,500, which is convertible into shares of common stock. The stock options and the convertible debt were included in the calculation of net earnings per share, because their impact was dilutive.

For the nine months ended March 31, 2016, the Company calculated the dilutive impact of the outstanding stock options of 500,000, and the convertible debt of $1,275,000, which is convertible into shares of common stock. The stock options and the convertible debt were included, in the calculation of net earnings per share, because their impact was dilutive.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2017

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2017, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2017 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability	2,675,450	-	-	2,675,450
Total liabilities measured at fair value	$2,675,450	$-	$-	$2,675,450

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of July 1, 2016	$6,230,102
Fair value of derivative liabilities issued	248,502
(Gain) on change in derivative liability	(3,803,154)
Balance as of March 31, 2017	$2,675,450

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

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

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

During the nine months ended March 31, 2017, the Company issued 88,789,361 shares of common stock upon the conversion of $346,863 in principal, plus accrued interest of $93,712.

4.	STOCK OPTIONS

Options

As of March 31, 2017, 250,000 non-qualified common stock options were outstanding. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of March 31, 2017, 250,000 options are fully vested with a maturity date of March 31, 2020, and are exercisable at an exercise price of $0.02245 per share.

A summary of the Company’s stock option activity and related information follows:

	3/31/2017
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	500,000	$0.03
Granted	-	-
Exercised	-	-
Forfeited/Expired	(250,000)	$0.04
Outstanding, end of period	250,000	$0.02
Exercisable at the end of period	250,000	$0.02
Weighted average fair value of options granted during the period		$-

5.	CONVERTIBLE PROMISSORY NOTES

The Company entered into a securities purchase agreement on December 16, 2013 for the sale of a 10% convertible promissory note (the “December Note”) in the aggregate principal amount of up to $100,000. The December Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $26,000.The Company received additional tranches in the amount of $74,000 for an”) aggregate sum of $100,000. The December Note matured on May 16, 2015, and the maturity date was extended to February 16, 2016. Subsequently, a third extension was granted to November 16, 2016. During the year ended June 30, 2016, the Company issued 42,163,679 shares of common stock upon conversion of $59,500, plus accrued interest of $14,286. On October 1, 2016, the Company issued 11,515,068 shares of common stock upon conversion of $40,500, plus accrued interest of $11,318. As of March 31, 2017, the December Note and interest were fully converted.

The Company entered into a securities purchase agreement on March 5, 2014, for the sale of a 10% convertible promissory note (the “March Note”) in the aggregate principal amount of up to $100,000. The March Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $30,000. On April 15, 2014, the lender and borrower agreed to amend the March Note to increase the principal sum to $150,000. The Company received additional tranches in the amount of $120,000 for an aggregate sum of $150,000. During the period ended December 31, 2016, the Company issued 37,843,288 shares of common stock upon conversion of $150,000 in principal, plus accrued interest of $40,459. The March Note matured on September 5, 2015 and was extended to June 5, 2016. Subsequently, a second extension was granted to March 5, 2017. As of March 31, 2017, the March Note was fully converted.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2017

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company entered into a securities purchase agreement on May 23, 2014, for the sale of a 10% convertible promissory note (the “May Note”) in the aggregate principal amount of up to $500,000. The May Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $50,000.The Company received additional tranches in the amount of $415,000 for an aggregate sum of $465,000. The May Note matured on May 23, 2015 and was extended to February 23, 2016. A second extension was granted to November 23, 2016. On January 19, 2017, the investor extended the May Note for additional sixty (60) months from the effective date of each tranche. The May Note matures on November 23, 2021. During the period ended March 31, 2017, the Company issued 39,431,005 shares of common stock upon conversion of $156,363 in principal, plus accrued interest of $41,934. Also, the principal was reduced by $1,137 for interest due from the investor. The remaining balance of the May Note as of March 31, 2017 was $307,500.

The Company entered into a securities purchase agreement on April 9, 2015, for the sale of a 10% convertible promissory note (the “Note”) in the aggregate principal amount of up to $500,000. The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $50,000. The Company received additional tranches in the amount of $450,000 for an aggregate sum of $500,000. The April Note matured nine (9) months from the effective dates of each respective tranche. A second extension was granted to October 9, 2016. On January 19, 2017, the investor extended the April Note for an additional (60) months from the effective date of each tranche. The April Note matures on October 31, 2021. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $42,303 during the nine months ended March 31, 2017.

The Company entered into a securities purchase agreement January 28, 2016, for the sale of a 10% convertible promissory note (the “January Note”) in the aggregate principal amount of up to $500,000. The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The January Note matures twelve (12) months from the effective dates of each respective tranche. On January 19, 2017, the investor extended the January Note for an additional sixty (60) months from the effective date of each tranche. The January Note matures on January 27, 2022. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $100,691 during the nine months ended March 31, 2017.

The Company entered into a securities purchase agreement February 3, 2017, for the sale of a 10% convertible promissory note (the “February Note”) in the aggregate principal amount of up to $500,000. The February Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $60,000. The Company received an additional tranche in the amount of $60,000 for an aggregate sum of $120,000. The February Note matures twelve (12) months from the effective dates of each respective tranche. The February Note matures on February 3, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $12,164 during the nine months ended March 31, 2017.

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

During the nine months ended March 31, 2017, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $248,502, based upon the Binomial lattice formula. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2017

6.	DERIVATIVE LIABILITIES (Continued)

During the nine months ended March 31, 2017, the Company recorded a net gain in change in derivative of $3,803,154 in the statement of operations due to the change in fair value of the remaining Notes, for the nine months ended March 31, 2017. At March 31, 2017, the fair value of the derivative liability was $2,675,450.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	0.29% - 1.95%
Stock volatility factor	41.35% - 77.0%
Weighted average expected option life	1 year - 5 year
Expected dividend yield	None

7.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On April 11, 2017, the Company received an additional tranche in the amount of $60,000 under the February note.

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

Overview

Inspired by the photosynthetic process that plants use to harness the power of the sun to create energy molecules, we are developing a novel solar-powered particle system that mimics photosynthesis to separate hydrogen from water. On November 15, 2011, we filed a patent application to protect the intellectual property rights to our unique particles called “photoelectrosythetically active heterostructures” (PAH) for the production of hydrogen and other valuable chemicals. The patent was granted on March 14, 2017 as Patent No.: US 9,593,053 B1. On Friday, January 27, we filed an additional divisional application to pursue method claims for the PAH structures.

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

Currently, the strategy of partnering with both the University of Iowa and University of California, Santa Barbara, has advanced our technology significantly. We are currently contracted with the University of California, Santa Barbara through June 30, 2017. Our contract with the University of Iowa expired April 30, 2017 and we are still negotiating a new agreement expected to be finalized before May 15, 2017. We anticipate continuing this strategy of leveraging our existing relationships, as well as potentially exploring relationships with other leading universities, to continue developing our technology.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2017, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the nine months ended March 31, 2017, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements disclosed in notes to the financials.

Results of Operations for the Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 were $163,976 and $76,832 for the prior period ended March 31, 2016. The net increase of $87,144 in operating expenses consisted primarily of an increase in investor relations expense in the amount of $18,158, an increase in professional fees in the amount of $10,322, an increase in research and development cost in the amount of $49,740, with an overall increase in general and administrative expenses of $8,924.

Other Income/(Expenses)

Other income and (expenses) for the three months ended March 31, 2017 were $2,579,858 and $3,383,996 for the prior period ended March 31, 2016. The decrease in income of $804,138 in other income and (expenses) was the result of a decrease in net gain on debt conversion and change in fair value of the derivative instruments of $885,534, with a decrease in interest expense of $81,396, which includes a net change of $92,785 of amortization of debt discount.

Net Income/(Loss)

For the three months ended March 31, 2017, our net income was $2,415,882 as compared to net income of $3,307,164 for the prior period March 31, 2016. The decrease in net income of $891,282 was related primarily to the decrease in other income and (expenses) associated with non-cash cost of the fair value of the convertible notes, with an overall increase in operating expenses. The Company has not generated any revenues.

Results of Operations for the Nine Months Ended March 31, 2017 compared to Nine Months Ended March 31, 2016.

Operating Expenses

Operating expenses for the nine months ended March 31, 2017 were $492,169 and $350,980 for the prior period ended March 31, 2016. The net increase of $141,189 in operating expenses consisted primarily of an increase in investor relations expense in the amount of $47,820, an increase in professional fees in the amount of $31,799, an increase in research and development of $61,732, with an overall decrease in general and administrative expenses of $162.

Other Income/(Expenses)

Other income and (expenses) for the nine months ended March 31, 2017 were $3,528,829 and $7,350,887 for the prior period ended March 31, 2016. The decrease in income of $3,822,058 in other income and (expenses) was the result of a decrease in net gain on debt conversion and change in fair value of the derivative instruments of $4,114,007, with a decrease in interest expense of $291,949, which includes a net change of $323,387 of amortization of debt discount.

Net Income/(Loss)

For the nine months ended March 31, 2017, our net income was $3,036,660 as compared to net income of $6,999,907 for the prior period March 31, 2016. The decrease in net income of $3,963,247 was related primarily to other income and (expenses) associated with the non-cash cost of the fair value of the convertible notes, and an overall increase in operating expenses. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2017, we had a working capital deficit of $3,124,892 as compared to $7,839,367 as of June 30, 2016. This decrease in working capital deficit of $4,714,475 was due primarily to an increase in prepaid expense, accounts payable, and accrued expenses, offset by a decrease in cash, current portion of convertible notes and non-cash derivative liability.

Cash flow used in operating activities was $457,932 for the nine months ended March 31, 2017 and $393,669 for the prior period ended March 31, 2016. The increase in cash used in operating activities was due to an increase in investor relations expense and professional fees. The Company has had no revenues.

Cash provided by financing activities during the nine months ended March 31, 2017 was $390,000 and $410,000 for the prior period ended March 31, 2016. The decrease in financing activities was due to a decrease in financing with convertible notes through private placements during the current period.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended March 31, 2017, we did not generate any revenues, incurred net income of $3,036,660, which was primarily associated with the net change in derivative instruments, and cash used in operations of $457,932. As of March 31, 2017, we had a working capital deficiency of $3,124,892 and a shareholders’ deficit of $4,318,852. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2016, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. We have historically obtained funds from our shareholders through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months March 31, 2017, the Company issued 39,431,005 shares of common stock upon conversion of $156,363 in principal, plus accrued interest of $41,934 on outstanding note.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended in connection with the sale and issuances of its shares of common stock described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.2*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS**	XBRL Instance Document

EX-101.SCH**	XBRL Taxonomy Extension Schema Document

EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB**	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2017	HYPERSOLAR, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer and Accounting Officer)

