Form 10-K
period 2017-06-30
Hypersolar, Inc.
filed 2017-09-21
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  ☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED JUNE 30, 2017

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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter was approximately $$6,337,531.

The number of shares of registrant’s common stock outstanding, as of September 16, 2017 was 699,483,259.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1.	BUSINESS.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to “Hypersolar”, the “Company”, “we”, “us”, or “our” refer to Hypersolar, Inc.

Overview

At HyperSolar, Inc., our goal is to replace all forms of energy on earth with renewable energy.

Inspired by the photosynthetic process that plants use to harness the power of the sun to create energy molecules, we are developing a novel solar-powered particle system that mimics photosynthesis to separate hydrogen from water.

Hydrogen is the lightest and abundant chemical element, constituting roughly 75% of the universe’s chemical elemental mass (Palmer, D. (13 September 1997). “Hydrogen in the Universe.” NASA). In its purest form, hydrogen is a non-toxic colorless and odorless gas. However, naturally occurring elemental hydrogen is relatively rare on earth and hydrogen gas is most often produced using fossil fuels. Industrial production is mainly from the steam reforming of natural gas and is usually employed near its production site, with the two largest uses being crude oil processing (hydrocracking) and ammonia production, mostly for the fertilizer market. We are developing what we believe is a cleaner and greener way to produce this high value product.

Hydrogen (when used as a fuel), like electricity, is an energy carrier rather than an energy resource. If hydrogen was easily accessed from the earth and the world could depend on it for fuel, eliminating our reliance on fossil fuels such as oil, coal, and natural gas, our carbon footprint and global climate change issues would be erased.

Today, over 50 million metric tons of molecular hydrogen is produced globally for use as a chemical intermediate for critical industrial processes and as a fuel for power equipment and transportation. Over 99% of hydrogen produced today is produced using a fossil fuel, methane (natural gas) in a method called steam reforming, SMR. Although commercially optimized over decades, the SMR process is capital intensive and will remain so due to the fundamental nature of the process which includes: (1) three separate reactors with different catalysts operating at different temperatures, (2) large amounts of heat transfer needed for the endothermic reforming and exothermic water gas shift, and (3) the need to remove all carbon oxides using capital and energy intensive methods. (source: Nikolaidis, P.; Poullikkas, A., A comparative overview of hydrogen production processes. Renewable and Sustainable Energy Reviews 2017, 67, 597-611.)

Besides being capital intensive, the SMR method releases harmful levels of carbon dioxide into the air further contributing to our global climate crisis.

Despite the current method of production, the benefits of hydrogen for transportation emissions are far better than other fossil fuel alternatives of oil and gas, as the only emission of hydrogen is pure water. This fact dictates that we look for another method of making hydrogen to make it the world’s premier fuel by producing it in a more sustainable green way.

Market Opportunity

HyperSolar believes we are still in the early stages of the hydrogen fuel market development, and yet, this market continues to grow exponentially. One of the reasons for this growth is adoption of hydrogen fuel technologies within an increased number of major industries and spanning many applications.

Overall Growth

A recent report cites the  hydrogen generation market to be valued at $115 Billion in 2017 to reaching $154 Billion by 2022, a significant set of figures. However, it is important to note that the vast majority of hydrogen fuel is developed for refineries, as well as ammonia and methanol production. Fuel cell technologies including energy storage, auto manufacturing, material handling and others, represent a smaller but rapidly growing portion of the hydrogen generation market.

It is within these industries that HyperSolar believes its renewable hydrogen producing technology possesses significant market opportunity, especially as innovation and infrastructure continue to develop. This is further evidenced by studies that specifically address the fuel cell market, which was valued at $3.21 billion in 2015, but expected to reach nearly $25 billion by 2025. According to the report, the “transportation segment is expected to emerge as the fastest growing segment owing to increasing demand for this type of hydrogen powered forklifts and also increasing research and development activities in regions such as Europe to develop hybrid vehicles powered by hydrogen.”

Hydrogen Fuel Cell Vehicles

One of the most recognized applications for hydrogen fuel technologies falls within the auto manufacturing and vehicles industries. The three leading manufacturers of hydrogen fuel cell vehicles (FCVs) are in order, Toyota, Hyundai, and Honda – three internationally recognized companies. Industry reports cite the need for increased infrastructure, such as fueling stations, for the industry to garner even greater market acceptance. However, the same report indicates there will be 22.2 million hydrogen fuel cell vehicles sold or leased by 2032, driving revenues upwards of $1.1 trillion.

General Motors, who entered into an agreement with Honda to build a $85 million hydrogen fuel facility, has worked in collaboration with the United States Army to produce a hydrogen fuel cell truck for military use. The first versions of the prototype have been promising, according to the two parties.

Lastly, hydrogen fuel cell buses have continued to become more prevalent, with more than 370 fuel cell systems delivered or on order. This report also cites Ballard Power Systems signing several large supply agreements with Chinese companies, and also delivered, or received orders for, fuel cell buses in for deployment in cities in the U.S. and Europe.

Blending Hydrogen into Natural Gas Networks and Hydrogen Storage

One of the areas of greatest potential for hydrogen fuel is its ability to be successfully integrated into existing natural gas pipelines. It is well documented that hydrogen storage maintains energy for longer periods of time. Were it to be produced cost effectively, utilities could use hydrogen to store and deploy energy produced via solar and wind through existing natural gas plants and pipelines, without having such strong dependency on fossil fuels as a backup.

In September 2017, an analyst from Bloomberg New Energy Finance referenced hydrogen’s potential for moving to a renewable economy, citing the World Economic Forum Hydrogen Council’s efforts to integrate hydrogen using cleaner infrastructure. Doing so by using existing natural gas pipelines would be a tremendous step in this direction, as connecting hydrogen producers with end users using this method would require limited investment in infrastructure. In fact, a report distributed by the US Department of Energy states:

“Blending hydrogen into natural gas pipeline networks at low concentrations has the potential to increase output from renewable energy production facilities in the near term. In the longer term, blending may provide an economic means of hydrogen delivery when the hydrogen is injected upstream and then extracted downstream for use in fuel cell electric vehicles (FCEVs) or stationary fuel cells.”

Our Technology

Technology for Making Renewable Hydrogen from Sunlight

Hydrogen (H2) is the third most abundant element on earth and cleanest fuel in the universe, (Dresselhaus, Mildred et al. (May 15, 2003). “Basic Research Needs for the Hydrogen Economy”). Unlike hydrocarbon fuels such as oil, coal and natural gas where carbon dioxide and other contaminants are released into the atmosphere when used, hydrogen fuel usage produces only pure water (H2O) as the byproduct. Unfortunately, pure hydrogen does not exist naturally on earth and therefore must be manufactured. Historically, the cost of manufacturing hydrogen as an alternative fuel has been higher than the cost of the energy used to make it. This is the dilemma of the hydrogen economy, and one that we aim to address.

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

Technology

Electrolysis water-splitting in its simplest form is the transfer of “input electrons” in the following chemical reactions:

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

We refer to our technology as the HyperSolar H2Generator which is comprised of the following components:

1.	The Generator Housing - Novel (patent pending) is the first of its type to safely separate oxygen and hydrogen in the water splitting process without sacrificing efficiency. This device houses the water, the solar particles/cells and is designed with inlets and outlets for water and gasses. Utilizing a special membrane for separating the oxygen side from the hydrogen side, proton transport is increased which is the key to safely increasing solar-to-hydrogen efficiency. Our design can be scaled up and is easily manufactured for commercial use.

2.	The NanoParticle or Solar Cell - Our patented nanoparticle consist of thousands of tiny solar cells that are electrodeposited into one tiny structure to provide the charge that splits the water molecule when the sun excites the electron. In the process of optimizing our nanoparticles to be efficient and only use earth abundant materials, (an ongoing process), we experimented with commercially available triple junction silicon solar cells to perform tests with our generator housing and other components. Through this experimentation, our discovery makes us believe we can bring a system to market utilizing these readily available cells while our nanoparticles are still being optimized. These solar cells also absorb the sunlight and produce the necessary charge for splitting the water molecule to produce the hydrogen and oxygen.

3.	Oxygen Evolution Catalyst - This proprietary catalyst developed in the University of Iowa lab is uniformly applied onto the solar cell or nanoparticle efficiently collects holes to oxidize water molecule to generate oxygen gas. The oxygen evolution catalyst must be transparent to absorb the sun’s energy or light. It must be stable in alkaline, neutral and acidic environments.

4.	Hydrogen Evolution Catalyst - Necessary for collecting electrons to reduce protons for generating hydrogen gas, we recently announced the successful integration of a low-cost hydrogen catalyst into our generator system successfully coating a triple junction solar cell with a catalyst comprised primarily of ruthenium (10 weight %), carbon and nitrogen that can function as well as platinum, the current catalyst used for hydrogen production, but at a 20x reduced cost.

5.	Transparent Conductive Coating - A patent pending coating to protect our nanoparticles and solar cells from photocorrosion and efficiently transfer charges to catalysts for oxygen and hydrogen evolution reactions.

6.	A concentrator equal to two suns - This inexpensive Fresnel lens concentrator to increase sunlight to equal two suns reduces our necessary footprint for a 1000 KG per day system by 40%.

In the next twelve months, we hope to complete our optimization of these primary components and prove the sustainability of the system for hydrogen production over long periods of time. During this process, we are seeking the following strategic partners:

1.	A manufacturing design and build partner to build housings that can be implemented on land or roof top applications.

2.	Cement a strategic partnership with Xunlight or another triple junction solar cell manufacturer.

3.	A strategic financial and utilization partner to deploy our systems on their own warehouse rooftops or adjacent land for hydrogen production necessary as required for their fuel cell power equipment.

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

Intellectual Property

On November 15, 2011 we filed a provisional patent application with the U.S. Patent and Trademark Office to protect the intellectual property rights for “Photoelectrochemically Active Heterostructures, Methods For Their Manufacture, And Methods And Systems For Producing Desired Products.” On March 14, 2017, this patent was granted as United States Patent No. 9,593,053. The patent protects the Company’s proprietary design of a self-contained solar-to-hydrogen device made up of millions of solar powered water-splitting nanoparticles, per square centimeter. These nanoparticles are coated with a separate patent-pending protective coating that prevents corrosion during extended periods of hydrogen production. The aim of these nanoparticles is high conversion efficiency and low cost.

An important aspect of the patented technology is the integrated structures of high-density arrays of nano-sized solar cells as part of hydrogen production nanoparticles. The technology enables manufacturing of ultra-thin sheets for solar-to-hydrogen production, requiring substantially less material as compared to conventional solar cells used in rooftop power applications.

In September of 2012, we jointly filed with the University of California, Santa Barbara (“UCSB”) an additional patent application to protect the intellectual property rights of our proprietary coating for protecting our semiconductor devices from corrosion in various types of water. This patent is titled: “Process And Systems For Stable Operation of Electroactive Devices”. The invention is directed towards processes and systems for stable operation of electrical, electrochemical, photoelectrochemical and photosynthetic devices with increased efficiency, stability, and low cost. In particular, what is disclosed are new functional coating materials and applications of those coatings that are optically transparent, electronically conducting, electrocatalytically active, thermally stable, and which can be applied conform ally and easily on an electroactive unit for stable and efficient operation. We believe this patent will be valuable beyond our specific utilization in developing hydrogen from water using the power of the sun. In February of 2013 we filed the utility patent application for the above and the examination and prosecution of this patent are ongoing.

In March of 2015, we jointly filed a full utility patent application with UCSB for the “method of manufacture of multi-junction artificial photosynthetic cells.” The patent’s full coverage excludes others from making, using, or selling the technology process, and creates licensing opportunities. We believe licensing opportunities can be created through various industry applications, such as for car charging stations, retail distribution centers, and facilities that would benefit from cost-efficient hydrogen developed at or near the point of distribution. Examination and prosecution of this patent are ongoing.

On December 21, 2016, we filed jointly with the University of Iowa a patent for “Integrated Membrane Solar Fuel Assembly” to protect the intellectual property for our generator housing system that safely separates oxygen and hydrogen in the water splitting process without sacrificing efficiency. This device houses the water, the solar particles/cells and is designed with inlets and outlets for water and gasses. Utilizing a special membrane for separating the oxygen side from the hydrogen side, proton transport is increased which is the key to safely increasing solar-to-hydrogen efficiency. We are currently working on the Utility application to protect the IP for this device in the US and multiple countries.

Strategic Partners

Effective June 1, 2017 we entered into a one-year extension of our agreement with the University of Iowa to help accelerate our research and development efforts to reach our goal of producing commercially viable renewable hydrogen. As consideration under the sponsorship research agreement (“Iowa SRA”), the University of Iowa will receive $142,243 from the Company. When expenditures reach that amount, we will no longer be obligated to fund any additional research activities, and the University of Iowa will not be obligated to perform any additional research activities pursuant to the SRA, unless mutually agreed upon. This agreement expires on May 31, 2018.

In June of 2017, we extended our sponsorship research agreement (“UCSB SRA”) with UCSB through June 30, 2018. The UCSB SRA is intended to help achieve important milestones in the company’s development plan.

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

EMPLOYEES

As of September 9, 2017 we had 1 full-time employee and several consultants. We have not experienced any work stoppages and we consider relations with our employees and consultants to be good. Our Chief Technology Officer hired on June 1, 2016 is on a full time consulting basis.

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

As of June 30, 2017, we have incurred an aggregate net loss, and had an accumulated deficit, of $(11,800,117). For the years ended June 30, 2017 and 2016, we incurred net income of $2,243,731 and $6,035,993, respectively. The net income for the years ended June 30, 2017 and 2016 include non-cash income of $2,845,916 and $6,517,302, respectively, associated with the derivatives. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our CEO, Timothy Young, and our development team at UCSB and at the University of Iowa. The loss of these valuable resources could have a material adverse effect on our operations. Our officers are employed on “at will” basis. Accordingly, there can be no assurance that they will remain associated with us. Our management’s efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Mr. Young or the services of the development team at the university or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

THE LOSS OF STRATEGIC ALLIANCES USED IN THE DEVELOPMENT OF OUR PRODUCTS AND TECHNOLOGY COULD IMPEDE OUR ABILITY TO COMPLETE OUR PRODUCT AND RESULT IN A MATERIAL ADVERSE EFFECT CAUSING THE BUSINESS TO SUFFER.

We pursue strategic alliances with other companies in areas where collaboration can produce technological and industry advancement. We have entered into the UCSB SRA with UCSB. The UCSB SRA will terminate on or prior to June 30, 2018. Also, we have entered into the Iowa SRA with the University of Iowa which is set to terminate May 31, 2018. If we are unable to extend the terms of the agreements, we could suffer delays in product development or other operational difficulties which could have a material adverse effect on our results of operations.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent public accounting firm in their report dated September 21, 2017 included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern. Any such adjustment, if necessary, would materially affect the value of our assets.

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

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001, of which 699,483,259 shares of common stock and no shares of preferred stock are currently outstanding as of September 16, 2017. Our Board of Directors has the ability to authorize the issuance of an additional 300,516,741 shares of common stock and 5,000,000 shares of preferred stock without shareholder approval. Any such issuance will result in substantial dilution to existing shareholders. In addition, the availability of such a large number of capital stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

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

Unless our common stock is listed on a national securities exchange, including the Nasdaq Capital Market, or we have stockholders’ equity of $5,000,000 or less and our common stock has a market price per share of less than $4.00, transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock remains subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Our management is aware of the abuses that have occurred historically in the penny stock market.

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

Our principal office is located at 510 Castillo Street, Suite 320, Santa Barbara, CA, 93101. We rent approximately 250 square feet, on a month to month basis. We believe that our current premises are sufficient to handle our activities for the near future.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Pink under the symbol “HYSR”

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These high and low bid prices represent prices quoted by broker-dealers on the OTCQB. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Period	High	Low
First Quarter FY 2017	$.0112	$.0080
Second Quarter FY 2017	$.0102	$.0099
Third Quarter FY 2017	$.0101	$.0096
Fourth Quarter FY 2017	$.0095	$.0091

First Quarter FY 2016	$.0195	$.0085
Second Quarter FY 2016	$0.0	$0.0
Third Quarter FY 2016	$0.0	$0.0
Fourth Quarter FY 2016	$0.0	$0.0

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

As of September 16, 2017, our common stock was held by 71 stockholders of record and we had 699,483,259 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Trust Company N.A., 250 Royall Street Canton, MA 02021.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended June 30, 2017 other than those transactions previously reported to the SEC on our quarterly reports on Form 10Q and current reports on Form 8-K.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Management Discussion

Currently, the strategy of partnering with both the University of Iowa and UCSB, has advanced our technology significantly. In November of 2014, the University of Iowa was added to the research and development team, giving us the support of two leading universities as we continuesour pursuit of commercially viable renewable hydrogen. We anticipate continuing this strategy of leveraging our existing relationships, as well as potentially exploring others with leading universities and strategic partners, to continue developing our technology.

In addition to the university teams, in June of 2016, we hired Dr. Joun Lee to be our chief-technologist to work closely with the teams and drive progress. Dr. Lee is based in the lab at the University of Iowa. Also in August of 2016, we added Professor John Stickney as Scientific Advisor. Professor Stickney is currently at the University of Georgia within the Department of Chemistry.

In the next twelve months, we hope to complete our optimization of the primary system components and prove the sustainability of the system for hydrogen production over long periods of time. During this process, we are seeking the following strategic partners:

1.	A manufacturing design and build partner to build housings that can be implemented on land or roof top applications.

2.	Cement a strategic partnership with Xunlight or another triple junction solar cell manufacturer.

3.	A strategic financial and utilization partner to deploy our systems on their own warehouse rooftops or adjacent land for hydrogen production necessary as required for their fuel cell power equipment.

Results of Operations for the Year Ended June 30, 2017 compared to the Year Ended June 30, 2016.

Operating Expenses

Operating expenses consists primarily of research and development expenses and general and administrative expenses incurred in connection with the operation our business. For the year ended June 30, 2017 operating expenses were $602,185 and $481,309 for the prior period ended June 30, 2016. The net increase of $120,876 in operating expenses consisted primarily of research and development costs in the amount of $128,152 together with an overall decrease in other general and administrative expenses of $7,276.

Other Income/(Expenses)

Other income and (expenses) for the year ended June 30, 2017 were $2,845,916 and $6,517,302 for the prior period ended June 30, 2016. The decrease of $3,671,386 in other income and (expenses) was the result of a decrease in net gain on change in fair value of the derivative instruments of $4,026,470, amortization of debt discount of $381,218, with an increase in interest expense of $26,134. The net increase in other income and (expenses) was due to the loss in change in derivative liability.

Net Loss

For the year ended June 30, 2017, our net income was $2,243,731 as compared to a net income of $6,035,993 for the prior period June 30, 2016. The decrease in net income was related primarily to other income and (expenses) due to a decrease in non-cash cost associated with the derivative liability created by the Company’s outstanding convertible notes. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2017, we had a working capital deficit of $3,141,945 as compared to $7,839,367 as of June 30, 2016. This decrease in working capital deficit of $4,697,422 was due primarily to an increase in prepaid expenses, accounts payable, and accrued expenses, offset by a decrease in cash, non-cash derivative liability, and the issuance of additional convertible notes.

During the year ended June 30, 2017, we raised an aggregate of $575,000 in an offering of unsecured convertible notes. During the prior period ended June 30, 2016, we raised an aggregate of $580,000 through the sale of unsecured convertible notes. Our ability to continue as a going concern is dependent upon our ability to raise capital from financing transactions and future revenue.

Cash flow used in operating activities was $573,299 for the year ended June 30, 2017 and $495,317 for the prior period ended June 30, 2016. The increase in cash used by operating activities was primarily due to an increase in research and development cost. The Company has had no revenues.

Cash used in investing activities for the year ended June 30, 2017 and 2016 was $41,455 and $4,287, respectively. During the current period, the Company purchased intangible assets.

Cash provided by financing activities during the year ended June 30, 2017 was $575,000 and $580,000 for the prior period ended June 30, 2016. The decrease in financing activities was due to the decrease in issuance of convertible notes through private placement offerings during the current period.

During the year ended June 30, 2017, we did not generate any revenue, incurred net income of $2,243,731, which was primarily due to the non-cash gain associated with the debt financing of $2,845,916, and used cash in the amount of $573,299 in our operations. As of June 30, 2017, we had a working capital deficiency of $3,141,945 and a shareholders’ deficit of $4,249,898. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, Liggett & Webb P.A, in their report dated September 21, 2017, on our audited financial statements for the year ended June 30, 2017 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations.

We have historically obtained funding from our shareholders, through private placement offerings of equity and debt securities. Management believes that it will be able to continue to raise funds through the sale of its securities to its existing shareholders and prospective new investors which will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the Company to continue to develop its core business. There can be no assurance that we will be able to continue raising the required capital for our operations and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease the development of our technology.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2017, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Adopted Accounting Pronouncements

Management adopted recently issued accounting pronouncements during the year ended June 30, 2017, as disclosed in the Notes to the financial statements included in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our CEO and our Acting CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our Acting CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure  that information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and Acting CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls.

We have also evaluated our internal control over financial reporting, and there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2017, based on those criteria.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors:

Name	Age	Position
Timothy Young	52	President, CEO, Acting CFO and Chairman of the Board of Directors

Timothy Young – President, CEO, Acting CFO and Chairman of the Board of Directors

Tim Young is an accomplished executive with over fifteen years of management experience in media and Internet technology companies. Mr. Young was appointed President, CEO and Chairman of the Company in August 2009. Mr. Young was appointed Acting CFO in 2010.

Mr. Young oversees the Company’s research and development initiatives and fundraising efforts.

From September 2007 through August 2009, Mr. Young was the President of Rovion, Inc., an internet media startup company, where he increased revenues through a channel sales strategy that included companies such as Clear Channel, Disney, CBS, and Fox Television and bolstered the company’s technical capabilities through strategic acquisitions. Prior to Rovion, Mr. Young was employed by Time Warner Inc. from October 1998 through July 2007, where he served as Vice President and Regional Vice President of various divisions including America Online and Time Warner Cable. Mr. Young’s track record of success and over fifteen plus years of management and leadership experience bringing new products to the market, qualifies him to be a board member of HyperSolar, Inc.

FAMILY RELATIONSHIPS

There are no family relationships among our executive officers and directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.   Currently, we have only one executive officer, who is our Chief Executive Officer, who also serves as our sole director and Chairman of the Board. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended June 30, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

CHANGES IN NOMINATING PROCEDURES

None.

ITEM 11.	EXECUTIVE COMPENSATION.

The table below sets forth the compensation earned by each person acting as our Principal Executive Officer and our other most highly compensated executive officers whose total annual compensation exceeded $100,000 during the last two fiscal years.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Young,	2017	$255,000	0	0	0	0	0	0	$255,000
CEO and Acting CFO	2016	$255,000	0	0	0	0	0	0	$255,000

General

At no time during the last fiscal year with respect to any person listed in the table above was there:

●	any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

●	any option or equity grant; and

●	any non-equity incentive plan award made to a named executive officer.

Outstanding Equity Awards at Fiscal Year-End

There were no grants of options to purchase our common stock to the named executive officers at June 30, 2017.

EMPLOYMENT AGREEMENTS

Our CEO, Timothy Young is employed as an “at-will” employee whose employment with the Company may be terminated at any time by either party. We have agreed to pay Mr. Young an annual salary of $255,000, subject to modification in accordance with the Company’s policies, practices and procedures.  In addition, we have agreed to pay Mr. Young three months base salary, in the event his employment is terminated by the Company. Mr. Young is eligible to receive a quarterly bonus as determined by the Company’s Board of Directors and to participate in any benefit plan implemented by the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 699,483,259 issued and outstanding shares of common stock as of the date of this Annual Report by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from September 16, 2017 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of September 16, 2017 have been exercised and converted.

Name and address	Shares of Common Stock	Percentage of Common Stock (1)

Directors and Officers (2)
Timothy A. Young	10,000,000	1.43%

All Officers and Directors as a Group (1 person)	10,000,000	1.43%

(1)	Based upon 699,483,259 shares issued and outstanding as of September 16, 2017.

(2)	The address for each of the officers and directors is c/o HyperSolar, Inc. 510 Castillo Street, Suite 320, Santa Barbara, CA 93101

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Audit Fees

The aggregate fees billable to us by Liggett & Webb P.A. during 2017 and 2016 for the audit of our annual financial statements and quarterly reviews of our financial statements for the fiscal years totaled approximately $23,000 and $23,000, respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2017 and 2016 of $0 and $0 to Liggett & Webb P.A. in connection with the audit of the financial statements of the Company for the years ended June 30, 2017 and 2016.

Tax Fees

We incurred fees of $0 and $0 billed to us by Liggett & Webb P.A. for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended June 30, 2017 and 2016, respectively.

All Other Fees

As of the date of this filing, our current policy is to not engage Liggett & Webb P.A to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage Liggett & Webb P.A to provide audit, and other assurance services, such as review of SEC reports or filings.

ITEM 15.	EXHIBITS.

Exhibit No.	Description

3.1	Articles of Incorporation of HyperSolar, Inc. filed with the Nevada Secretary of State on February 18, 2009 (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010).

3.2	Articles of Amendment of Articles of Incorporation of HyperSolar, Inc. filed with the Nevada Secretary of State on September 11, 2009 (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010).

3.3	Articles of Amendment of Articles of Incorporation of HyperSolar, Inc. filed with the Nevada Secretary of State on November 21, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013).

3.4	Bylaws of HyperSolar, Inc. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010).

10.1	Amendment No. 7 to Research Agreement between Hypersolar, Inc. and the Regents of the University of California, University of California, Santa Barbara dated April 26, 2017 (incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 21, 2016).

10.2	Contract between Hypersolar, Inc. and the University of Iowa dated as of May 1, 2016 (incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 21, 2016).

10.3	Offer of Employment to Timothy Young dated August 13, 2009 (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.4	Invention Transfer dated as of June 10, 2009 (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

14	Code of Ethics (incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2012).

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1 *	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS *	XBRL INSTANCE DOCUMENT

EX-101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB *	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERSOLAR, INC.

Date: September 21, 2017	By:	/s/ Timothy Young
CHIEF EXECUTIVE OFFICER, PRESIDENT (PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HyperSolar, Inc.

Santa Barbara, California

We have audited the accompanying balance sheets of HyperSolar, Inc. as of June 30, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HyperSolar, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the Note 1 to the financial statements, the Company does not generate revenue and has negative cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.

New York, New York
September 21, 2017

HYPERSOLAR, INC.

BALANCE SHEETS

	June 30, 2017	June 30, 2016
ASSETS

CURRENT ASSETS
Cash	$80,133	$119,887
Prepaid expense	4,167	-

TOTAL CURRENT ASSETS	84,300	119,887

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	6,218
Less: accumulated depreciation	(6,218)	(6,059)

NET PROPERTY AND EQUIPMENT	-	159

OTHER ASSETS
Deposits	900	900
Domain, net of amortization $3,160 and $2,805, respectively	2,155	2,510
Patents	78,478	37,023

TOTAL OTHER ASSETS	81,533	40,433

TOTAL ASSETS	$165,833	$160,479

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$103,112	$79,261
Accrued expenses	401,626	362,301
Derivative liability	2,482,842	6,230,102
Convertible promissory notes, net of debt discount of $66,335 and $97,910, respectively	238,665	1,287,590

TOTAL CURRENT LIABILITIES	3,226,245	7,959,254

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $38,514 and $0, respectively	1,189,486	-

TOTAL LONG TERM LIABILITIES	1,189,486	-

TOTAL LIABILITIES	4,415,731	7,959,254

SHAREHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 1,000,000,000 authorized common shares 699,483,259 and 589,552,961 shares issued and outstanding, respectively	699,483	589,553
Additional Paid in Capital	6,850,736	5,655,520
Accumulated deficit	(11,800,117)	(14,043,848)

TOTAL SHAREHOLDERS’ DEFICIT	(4,249,898)	(7,798,775)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$165,833	$160,479

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	June 30, 2017	June 30, 2016

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	461,385	468,147
Research and development cost	140,286	12,134
Depreciation and amortization	514	1,028

TOTAL OPERATING EXPENSES	602,185	481,309

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(602,185)	(481,309)

OTHER INCOME/(EXPENSES)
Gain on debt conversion and change in derivative liability	3,192,213	7,218,683
Interest expense	(346,297)	(701,381)

TOTAL OTHER INCOME/(EXPENSES)	2,845,916	6,517,302

NET INCOME	$2,243,731	$6,035,993

BASIC EARNINGS PER SHARE	$0.004	$0.012
DILUTED EARNINGS PER SHARE	$0.002	$0.006

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	637,798,226	523,338,228
DILUTED	960,785,068	1,071,719,180

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2015	-	$-	476,848,072	$476,848	$5,568,303	$(20,079,841)	$(14,034,690)

Issuance of common stock for conversion of debt	-	-	112,704,889	112,705	84,529	-	197,234

Stock compensation	-	-	-	-	2,688	-	2,688

Net income for the year ended June 30, 2016	-	-	-	-	-	6,035,993	6,035,993
Balance at June 30, 2016	-	-	589,552,961	589,553	5,655,520	(14,043,848)	(7,798,775)

Issuance of common stock for conversion of debt and accrued interest	-	-	109,930,298	109,930	1,192,529	-	1,302,459

Stock compensation	-	-	-	-	2,687	-	2,687

Net income for the year ended June 30, 2017	-	-	-	-	-	2,243,731	2,243,731

Balance at June 30, 2017	-	$-	699,483,259	$699,483	$6,850,736	$(11,800,117)	$(4,249,898)

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,243,731	$6,035,993
Adjustment to reconcile net income to net cash used in operating activities
Depreciation & amortization expense	514	1,028
Stock compensation expense	2,687	2,688
(Gain) on debt conversion change in derivative liability	(3,192,213)	(7,218,683)
Amortization of debt discount recorded as interest expense	199,479	580,697
(Increase) Decrease in change in assets:
Prepaid expense	(4,167)	-
Deposits	-	550
Increase (Decrease) in change in liabilities:
Accounts payable	29,851	(18,206)
Accrued expenses	146,819	120,616

NET CASH USED IN OPERATING ACTIVITIES	(573,299)	(495,317)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(41,455)	(4,287)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:	(41,455)	(4,287)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	575,000	580,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	575,000	580,000

NET (DECREASE) INCREASE IN CASH	(39,754)	80,396

CASH, BEGINNING OF YEAR	119,887	39,491

CASH, END OF YEAR	$80,133	$119,887

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$70
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock at fair value upon conversion of convertible notes and accrued interest	$1,302,459	$197,234

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

HyperSolar, Inc. (the “Company”) was incorporated in the state of Nevada on February 18, 2009. The Company, based in Santa Barbara, California, began operations on February 19, 2009 to develop and market a solar concentrator technology.

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

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

  Computers and peripheral equipment                                 5 Years

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2017, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2017 and 2016 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability measured at fair value at 6/30/17	$2,482,842	$-	$-	$2,482,842

Derivative liability measured at fair value at 6/30/16	$6,230,102	$-	$-	$6,230,102

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of July 1, 2015	$13,034,374
Fair value of derivative liabilities issued	535,765
Elimination of liability on conversion	(1,085,570)
Gain on change in derivative liability and elimination of liability on conversion	(6,254,467)
Balance as of June 30, 2016	$6,230,102
Fair value of derivative liabilities issued	206,418
Elimination of liability on conversion	(824,879)
Gain on change in derivative liability and elimination of liability on conversion	(3,128,799)
Balance as of December 31, 2016	$2,482,842

Intangible Assets

Intangible assets consist of patents that are initially measured at the lower of cost or fair value.  The patents are deemed to have an indefinite life and are not amortized. The patents are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified

Use of Estimates

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

For the year ended June 30, 2017, the Company calculated the dilutive impact of the outstanding stock options of 250,000, and the convertible debt of $1,533,000, which is convertible into shares of common stock. The stock options of $250,000, and the convertible debt of $1,228,000 were included in the calculation of net earnings per share, because their impact was dilutive. The remaining $305,000 in convertible debt was not included in the calculation of net earnings per share, because the impact was anti-dilutive.

For the year ended June 30, 2016, the Company calculated the dilutive impact of outstanding stock options of $250,000, and the convertible debt of $1,427,500, which is convertible into shares of common stock. The stock options and the convertible debt were included in the calculation of net earnings per share, because their impact was dilutive.

	For the years ended
	June 30,
	2017	2016

Income (Loss) to common shareholders (Numerator)	$2,243,731	$6,035,993

Basic weighted average number of common shares outstanding (Denominator)	637,798,226	523,338,228

Diluted weighted average number of common shares outstanding (Denominator)	960,785,068	1,071,719,180

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $140,286 and $12,134 for the years ended June 30, 2017 and 2016, respectively.

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

Recently Issued Accounting Pronouncements

In May 2017, FASB issued accounting standards update ASU-2017-09, “Compensation-Stock Compensation” (Topic 718) –Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period for public entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the impact of the adoption of ASU 2017-09 on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

3.	CAPITAL STOCK

During the year ended June 30, 2017, the Company issued 109,930,298 shares of common stock upon the conversion of $426,363 in principal, plus accrued interest of $114,631, with an aggregate fair value loss of $761,465 at prices ranging from $0.01 to $0.0145.

During the year ended June 30, 2016, the Company issued 112,704,889 shares of common stock upon conversion of $159,500 in principal, plus $37,734 in accrued interest.

4.	STOCK OPTIONS

Options

As of June 30, 2017, 250,000 non-qualified common stock options were outstanding. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of June 30, 2017, 250,000 options are fully vested with a maturity date of March 31, 2020, and are exercisable at an exercise price of $0.02245 per share.

A summary of the Company’s stock option activity and related information follows:

	6/30/2017		6/30/2016
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	500,000	$0.03	500,000	$0.03
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	(250,000)	$0.04	-	-
Outstanding, end of year	250,000	$0.02	500,000	$0.03
Exercisable at the end of year	250,000	$0.02	375,000	$0.02
Weighted average fair value of options granted during the year		$-

The stock based compensation expense recognized in the statement of operations during the years ended June 30, 2017 and 2016, related to the granting of these options was $2,688 and $2,687, respectively.

5.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2017, the convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$1,533,000
Less current portion	305,000
Total long term liabilities	$1,228,000

Maturities of long-term debt for the next three years are as follows:

Year Ending
June 30,	Amount
2019	$113,000
2020	575,000
2021	540,000
$1,228,000

At June 30, 2017, the $1,533,000 in convertible promissory notes had a remaining debt discount of $104,849, leaving a net balance of $1,428,151.

The Company entered into a securities purchase agreement on December 16, 2013 for the sale of a 10% convertible promissory note (the “December Note”) in the aggregate principal amount of up to $100,000. The December Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $26,000. The Company received additional tranches in the amount of $74,000 for an aggregate sum of $100,000. The December Note’s maturity date of May 16, 2015 was extended to February 16, 2016. Subsequently, a third extension was granted to November 16, 2016. During the year ended June 30, 2017, the Company issued 11,515,068 shares of common stock upon conversion of $40,500, plus accrued interest of $11,318, with an aggregate fair value loss of $65,636. As of June 30, 2017, the December Note and interest were fully converted.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company entered into a securities purchase agreement on March 5, 2014 for the sale of a 10% convertible promissory note (the “March Note”) in the aggregate principal amount of up to $100,000. The March Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $30,000. On April 15, 2014, the lender and borrower agreed to amend the March Note to increase the principle sum to $150,000. The Company received additional tranches in the amount of $120,000 for an aggregate sum of $150,000. During the year ended June 30, 2017, the Company issued 37,843,288 shares of common stock upon conversion of $150,000 in principal, plus accrued interest of $40,459, with an aggregate fair value loss of $328,021. The March Note’s maturity date of September 5, 2015 was extended to June 5, 2016. Subsequently, a second extension was granted to March 5, 2017. As of June 30, 2017, the March Note was fully converted.

The Company entered into a securities purchase agreement on May 23, 2014 for the sale of a 10% convertible promissory note (the “May Note”) in the aggregate principal amount of up to $500,000. The May Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $50,000.The Company received additional tranches in the amount of $415,000 for an aggregate sum of $465,000. The May Note’s maturity date of May 23, 2015 was extended to February 23, 2016. A second extension was granted to November 23, 2016. On January 19, 2017, the investor extended the May Note for an additional sixty (60) months from the effective date of each tranche. The May Note matures on November 23, 2021. During the year ended June 30, 2017, the Company issued 60,571,942 shares of common stock upon conversion of $235,863 in principal, plus accrued interest of $62,854, with an aggregate fair value loss of $367,808. Also, the principal was reduced by $1,137 for interest due from the investor. The remaining balance of the May Note as of June 30, 2017 was $228,000.

The Company entered into a securities purchase agreement on April 9, 2015 for the sale of a 10% convertible promissory note (the “April Note”) in the aggregate principal amount of up to $500,000. The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $50,000. The Company received additional tranches in the amount of $450,000 for an aggregate sum of $500,000. The April Note matured nine (9) months from the effective dates of each respective tranche. A second extension was granted to October 9, 2016. On January 19, 2017, the investor extended the April Note for an additional (60) months from the effective date of each tranche. The April Note matures on October 31, 2021. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $42,303 during the year ended June 30, 2017.

The Company entered into a securities purchase agreement January 28, 2016 for the sale of a 10% convertible promissory note (the “January Note”) in the aggregate principal amount of up to $500,000. The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The January Note matures twelve (12) months from the effective dates of each respective tranche. On January 19, 2017, the investor extended the January Note for an additional sixty (60) months from the effective date of each tranche. The January Note matures on January 27, 2022. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $135,565 during the year ended June 30, 2017.

The Company entered into a securities purchase agreement February 3, 2017 for the sale of a 10% convertible promissory note (the “February Note”) in the aggregate principal amount of up to $500,000. The February Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $60,000. The Company received an additional tranche in the amount of $245,000 for an aggregate sum of $305,000. The February Note matures twelve (12) months from the effective dates of each respective tranche. The February Note matures on February 3, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $21,627 during the year ended June 30, 2017.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

6.	DERIVATIVE LIABILITIES

The convertible notes (the “Notes”) issued and described in Note 5 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the year ended June 30, 2017, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the Notes at issuance was $206,418, based upon the Binomial lattice formula. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the year ended June 30, 2017, the Company recorded a gain in change in derivative and change in elimination of derivative liability of $3,953,678, plus a fair value loss of $761,465 for a net gain of $3,192,213 in the statement of operations due to the change in fair value of the remaining Notes, for the year ended June 30, 2017. At June 30, 2017, the fair value of the derivative liability was $2,482,842.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	0.29% - 1.95%
Stock volatility factor	41.35% - 141.0%
Weighted average expected option life	1 year - 5 year
Expected dividend yield	None

7.	INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition. Any impairment is included in the income statement.

	Useful Lives	6/30/2017	6/30/2016
Domain-gross	15 years	$5,315	$5,315
Less amortization		(3,160)	(2,805)
Domain-net		$2,155	$2,510

Patents-gross		$78,478	$37,023

8.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2013.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at June 30, 2017 and 2016, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended June 30, 2017 and 2016, the Company did not recognize interest and penalties.

9.	DEFERRED TAX BENEFIT

At June 30, 2017, the Company had net operating loss carry-forwards of approximately $5,120,300 that may be offset against future taxable income from 2016 through 2036. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

9.	DEFERRED TAX BENEFIT (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 40% to pretax income from continuing operations for the period ended June 30, 2017 and 2016 due to the following:

	6/30/2017	6/30/2016
Book income (loss)	$897,493	$2,414,397
Non deductible expenses	(1,136,941)	(2,605,352)
Depreciation and amortization	(1,018)	(635)

Valuation Allowance	240,466	191,590

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of June 30, 2017 and 2016:

	6/30/2017	6/30/2016
Deferred tax assets:
NOL carryover	$2,048,129	$1,815,241
Research & development	51,988	36,380
Related party accrual	76,500	76,500

Deferred tax liabilites:
Depreciation and amortization	(3,368)	(1,124)

Less Valuation Allowance	(2,173,249)	(1,926,997)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

10.	COMMITMENTS

The Company rents office space on a month-to-month rental in the amount of $900, which is due by the fifteenth of each month.

11.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On August 31, 2017, the Company received an additional tranche in the amount of $60,000 pursuant to the securities purchase agreement entered into on February 3, 2017 for the sale of a 10% convertible promissory note (the “February Note”) in the aggregate principal amount of up to $500,000. The February Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock.

