Form 10-Q
period 2017-09-30
Hypersolar, Inc.
filed 2017-11-13
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding, as of November 10, 2017 was 734,341,728.

HYPERSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERSOLAR, INC.

CONDENSED BALANCE SHEETS

	September 30, 2017	June 30, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$46,425	$80,133
Prepaid expense	1,667	4,167

TOTAL CURRENT ASSETS	48,092	84,300

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	6,218
Less: accumulated depreciation	(6,218)	(6,218)

NET PROPERTY AND EQUIPMENT	-	-

OTHER ASSETS
Deposits	900	900
Domain, net of amortization of $3,248 and $3,160, respectively	2,067	2,155
Patents, net of amortization of $1,825 and $0, respectively	80,018	78,478

TOTAL OTHER ASSETS	82,985	81,533

TOTAL ASSETS	$131,077	$165,833

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$135,070	$103,112
Accrued expenses	441,832	401,626
Derivative liability	2,453,799	2,482,842
Convertible promissory notes, net of debt discount of $63,862 and $66,335, respectively	361,138	238,665

TOTAL CURRENT LIABILITIES	3,391,839	3,226,245

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $10,724 and $38,514, respectively	1,217,276	1,189,486

TOTAL LONG TERM LIABILITIES	1,217,276	1,189,486

TOTAL LIABILITIES	4,609,115	4,415,731

SHAREHOLDERS’ DEFICIT

Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 1,000,000,000 authorized common shares 699,483,259 and 699,483,259 shares issued and outstanding, respectively	699,483	699,483
Additional Paid in Capital	6,850,736	6,850,736
Accumulated deficit	(12,028,257)	(11,800,117)

TOTAL SHAREHOLDERS’ DEFICIT	(4,478,038)	(4,249,898)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$131,077	$165,833

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30, 2017	September 30, 2016

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	118,247	140,801
Research and development cost	66,553	21,236
Depreciation and amortization	1,914	248

TOTAL OPERATING EXPENSES	186,714	162,285

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(186,714)	(162,285)

OTHER INCOME/(EXPENSES)
Gain (loss) on debt conversion and change in derivative liability	51,772	(300,207)
Interest expense	(93,198)	(97,923)

TOTAL OTHER INCOME/(EXPENSES)	(41,426)	(398,130)

NET LOSS	$(228,140)	$(560,415)

BASIC AND DILUTED LOSS PER SHARE	$(0.000)	$(0.001)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	699,483,259	589,552,961

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2017	-	$-	699,483,259	$699,483	$6,850,736	$(11,800,117)	$(4,249,898)

Net loss for the three months ended September 30, 2017	-	-	-	-	-	(228,140)	(228,140)

Balance at September 30, 2017 (unaudited)	-	$-	699,483,259	$699,483	$6,850,736	$(12,028,257)	$(4,478,038)

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(228,140)	$(560,415)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization expense	1,914	248
(Gain)/Loss on debt conversion change in derivative liability	(51,772)	300,207
Amortization of debt discount recorded as interest expense	52,992	61,159
(Increase) Decrease in change in assets:
Prepaid expense	2,500	-
Increase (Decrease) in change in liabilities :
Accounts payable	31,958	(2,994)
Accrued expenses	40,206	36,764

NET CASH USED IN OPERATING ACTIVITIES	(150,342)	(165,031)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(3,366)	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES:	(3,366)	-

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	120,000	120,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	120,000	120,000

NET DECREASE IN CASH	(33,708)	(45,031)

CASH, BEGINNING OF PERIOD	80,133	119,887

CASH, END OF PERIOD	$46,425	$74,856

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2017

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of S-X Regulation Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.  For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2017.

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

Intangible Assets

Intangible assets consist of patents that are initially measured at the lower of cost or fair value. The patents are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. Patents are amortized straight-line over 15 years.

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

For the three months ended September 30, 2017, the Company calculated the dilutive impact of the outstanding stock options of 250,000, and the convertible debt of $1,653,000, which is convertible into shares of common stock. The stock options and $1,653,000 of the convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

For the three months ended September 30, 2016, the dilutive impact of the outstanding stock options of 500,000, and the convertible debt of $1,505,500 converted into shares of common stock have been excluded in the calculation of net earnings per share, because their impact on the loss per share is antidilutive.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2017

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2017, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2017 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability	2,453,799	-	-	2,453,799
Total derivative liabilities measured at fair value	$2,453,799	$-	$-	$2,453,799

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of July 1, 2017	$2,482,842
Fair value of derivative liabilities issued	22,729
(Gain) on change in derivative liability	(51,772)
Balance as of December 31, 2016	$2,453,799

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

SEPTEMBER 30, 2017

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

In August 2017, FASB issued accounting standards update ASU-2017-12, “D” (Topic 815) – “Targeted Improvements to Accounting for Hedging Activities”, to require an entity to present the earnings effect of the hedging instrument in the same statement line item in which the earnings effect of the hedged item is reported. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods with the fiscal years beginning after December 15, 2020. Early adoption is permitted in any interim period after issuance of the update. The Company is currently evaluating the impact of the adoption of ASU-2017 on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

During the three months ended September 30, 2017, the Company issued no shares of common stock.

4.	STOCK OPTIONS

Options

As of September 30, 2017, 250,000 non-qualified common stock options were outstanding. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of September 30, 2017, 250,000 options are fully vested with a maturity date of March 31, 2020, and are exercisable at an exercise price of $0.02245 per share.

A summary of the Company’s stock option activity and related information follows:

	9/30/2017
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	250,000	$0.02
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	250,000	$0.02
Exercisable at the end of period	250,000	$0.02

The stock based compensation expense recognized in the statement of operations during the three months ended September 30, 2017 and 2016, related to the granting of these options was $0, respectively.

5.	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2017, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$1,653,000
Less current portion	425,000
Total long term liabilities	$1,228,000

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2017

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

Maturities of long-term debt for the next three years are as follows:

Year Ending September 30,	Amount
2019	$113,000
2020	575,000
2021	540,000
$1,228,000

At September 30, 2017, the $1,653,000 in convertible promissory notes had a remaining debt discount of $74,586, leaving a net balance of $1,578,414.

The Company entered into a securities purchase agreement on May 23, 2014, for the sale of a 10% convertible promissory note (the “May Note”) in the aggregate principal amount of up to $500,000. The May Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $50,000.The Company received additional tranches in the amount of $415,000 for an aggregate sum of $465,000. The May Note matured on May 23, 2015 and was extended to February 23, 2016. A second extension was granted to November 23, 2016. On January 19, 2017, the investor extended the May Note for an additional sixty (60) months from the effective date of each tranche. The May Note matures on November 23, 2021. The Company issued 60,571,942 shares of common stock upon conversion of $235,863 in principal, plus accrued interest of $62,854, with an aggregate fair value loss of $367,808. Also, the principal was reduced by $1,137 for interest due from the investor. The remaining balance of the May Note as of September 30, 2017 was $228,000.

The Company entered into a securities purchase agreement on April 9, 2015, for the sale of a 10% convertible promissory note (the “April Note”) in the aggregate principal amount of up to $500,000. The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $50,000. The Company received additional tranches in the amount of $450,000 for an aggregate sum of $500,000. The April Note matured nine (9) months from the effective dates of each respective tranche. A second extension was granted to October 9, 2016. On January 19, 2017, the investor extended the April Note for an additional (60) months from the effective date of each tranche. The April Note matures on October 31, 2021.

The Company entered into a securities purchase agreement January 28, 2016, for the sale of a 10% convertible promissory note (the “January Note”) in the aggregate principal amount of up to $500,000. The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The January Note matures twelve (12) months from the effective dates of each respective tranche. On January 19, 2017, the investor extended the January Note for an additional sixty (60) months from the effective date of each tranche. The January Note matures on January 27, 2022. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $27,790 during the three months ended September 30, 2017.

The Company entered into a securities purchase agreement February 3, 2017, for the sale of a 10% convertible promissory note (the “February Note”) in the aggregate principal amount of up to $500,000. The February Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $60,000. The Company received an additional tranches in the amount of $365,000 for an aggregate sum of $425,000. The February Note matures twelve (12) months from the effective dates of each respective tranche. The February Note matures on February 3, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $25,202 during the three months ended September 30, 2017.

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

SEPTEMBER 30, 2017

6.	DERIVATIVE LIABILITIES

The convertible notes (the “Notes”) issued and described in Note 5 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the three months ended September 30, 2017, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $22,729, based upon the Binomial lattice formula. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the three months ended September 30, 2017, the Company recorded a net gain in change in derivative of $51,772 in the statement of operations due to the change in fair value of the remaining Notes, for the three months ended September 30, 2017. At September 30, 2017, the fair value of the derivative liability was $2,453,799.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	1.20% - 1.92%
Stock volatility factor	29.0% - 135.0%
Weighted average expected option life	1 year - 5 year
Expected dividend yield	None

7.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On October 2, 2017, the Company received an additional tranche in the amount of $60,000 under the February Note.

On October 2, 2017, the Company entered into a nonstatutory stock option agreement, granting a consultant the option to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.01 per share. The options shall terminate five (5) years from the date of grant or upon termination of services. Vesting of the options shall become exercisable as follows: one-third (1/3) shall vest immediately, one-third (1/3) shall vest on the second anniversary of this agreement and the remaining one-third (1/3) shall vest on the third anniversary of this agreement.

On November 1, 2017, the Company received an additional tranche in the amount of $15,000 under the February Note.

On November 9, 2017, the Company issued 34,858,469 shares of common stock upon conversion of $91,400 in principle, plus $27,119 in accrued interest under the May Note.

On November 10, 2017, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note (the “November Note”) in the aggregate principal amount of up to $500,000. The November Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trade price recorded on any trade day after the effective date of each tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $45,000.

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

Overview

At Hyper Solar, we are developing an innovative NanoParticle technology to produce low cost renewable hydrogen using solar. For over a century, splitting water molecules into hydrogen and oxygen using electrolysis has been well known. This technology can be used to produce an unlimited amount of clean and renewable hydrogen fuel to power a carbon-free world. However, in practice, current commercial electrolysis technologies require (a) expensive electricity and (b) highly purified water to prevent fouling of system components. These are the major barriers to affordable production of renewable hydrogen. We believe our process, using earth abundant elements, in a nanoscale structure can overcome these barriers.

On November 15, 2011, we filed a provisional patent application with the U.S. Patent and Trademark Office to protect the intellectual property rights for “Photoelectrochemically Active Heterostructures, Methods for Their Manufacture, And Methods And Systems For Producing Desired Products.” On March 14, 2017, this patent was granted as United States Patent No. 9,593,053. The patent protects the Company’s proprietary design of a self-contained solar-to-hydrogen device made up of millions of solar powered water-splitting nanoparticles, per square centimeter. We have multiple other patents pending for the methods of manufacturing these particles and a system to house them.

Our strategy has been to partner with major universities for the research and development or our technology. Currently we have agreements with the University of California, Santa Barbara and the University of Iowa.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2017, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2017, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements disclosed in notes to the financials.

Results of Operations for the Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016.

Operating Expenses

Operating expenses for the three months ended September 30, 2017 were $186,714 and $162,285 for the prior period ended September 30, 2016. The net increase of $24,429 in operating expenses consisted primarily of an increase in research and development cost in the amount of $45,317, with an overall decrease in general and administrative expenses of $20,888.

Other Income/(Expenses)

Other income and (expenses) for the three months ended September 30, 2017 were $(41,426) and $(398,130) for the prior period ended September 30, 2016. The decrease in other expenses of $356,704 in other income and (expenses) was the result of a change in net gain on debt conversion and change in fair value of the derivative instruments of $351,979, with a decrease in interest expense of $4,725, which includes a net change of $8,167 of amortization of debt discount.

Net Income/(Loss)

For the three months ended September 30, 2017, our net loss was $(228,140) as compared to net loss of $(560,415) for the prior period September 30, 2016. The decrease in net loss of $332,275 was related primarily to the increase in other income and (expenses) associated with non-cash cost of the fair value of the convertible notes, with an overall increase in operating expenses. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2017, we had a working capital deficit of $3,343,747 as compared to $3,141,945 as of June 30, 2017. This increase in working capital deficit of $201,802 was due primarily to a decrease in cash, and prepaid expense, offset by an increase in other assets, accounts payable, accrued expenses, non-cash derivative liability, and current portion of convertible notes.

Cash flow used in operating activities was $150,342 for the three months ended September 30, 2017 and $165,031 for the prior period ended September 30, 2016. The decrease in cash used in operating activities was due to an increase in research and development cost. The Company has had no revenues.

Cash provided by financing activities during the three months ended September 30, 2017 and 2016 was $120,000, respectively. There was no change in financing activities.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended September 30, 2017, we did not generate any revenues, incurred net loss of $228,140, which was primarily associated with the net change in derivative instruments, and cash used in operations of $150,342. As of September 30, 2017, we had a working capital deficiency of $3,343,747 and a shareholders’ deficit of $4,478,038. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2017, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. We have historically obtained funds from our shareholders through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to further research, develop, and protect our technology.

We believe that our current cash and investment balances will be sufficient to support development activity, intellectual property protection, and all general and administrative expenses for the next four months. Management estimate that we will require additional cash resources during 2018, based upon its current operating plan and condition. We are investigating additional financing alternatives, including continued equity and/or debt financing. There can be no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to reduce the size of our operations, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on September 21, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

Effective November 8, 2017, the Company issued a convertible promissory note (the “Note”) in the aggregate principal amount of $500,000to an accredited investor, of which $45,000 was advanced upon issuance of the Note. The principal and interest under the Note is due and payable twelve(12) months from the funding of each tranche. The Note bears interest at a rate of 10% per annum and is convertible into shares of common stock of the Company at a price of the lesser of (a) $0.01 per share of the Company’s common stock, (b) Fifty Percent (50%) of the lowest trading price of the Company’s common stock recorded on any trading day after the date of funding, or (c) the lowest effective price per share granted to any person or entity, including the investor but excluding officers and directors of the Company, after the date of funding to acquire common stock of the Company, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire common stock of the Company or outstanding common stock equivalents.

In connection with the sale of the Note, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Contract between Hypersolar, Inc. and The University of Iowa, Iowa City, Iowa effective as of June 1, 2017

31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302.

32.2	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2017	HYPERSOLAR, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer and Accounting Officer)

