Form 10-Q
period 2017-12-31
Hypersolar, Inc.
filed 2018-02-12
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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

The number of shares of registrant’s common stock outstanding, as of February 9, 2018 was 759,910,084.

HYPERSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERSOLAR, INC.

CONDENSED BALANCE SHEETS

	December 31, 2017	June 30, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$53,464	$80,133
Prepaid expense	-	4,167

TOTAL CURRENT ASSETS	53,464	84,300

PROPERTY & EQUIPMENT
Computers and peripherals	6,218	6,218
Less: accumulated depreciation	(6,218)	(6,218)

NET PROPERTY AND EQUIPMENT	-	-

OTHER ASSETS
Deposits	900	900
Domain, net of amortization of $3,337 and $3,160, respectively	1,978	2,155
Patents, net of amortization of $2,750 and $0, respectively	79,494	78,478

TOTAL OTHER ASSETS	82,372	81,533

TOTAL ASSETS	$135,836	$165,833

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$139,356	$103,112
Accrued expenses	446,298	401,626
Derivative liability	3,571,895	2,482,842
Convertible promissory notes, net of debt discount of $45,711 and $66,335, respectively	559,289	238,665

TOTAL CURRENT LIABILITIES	4,716,838	3,226,245

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $38,514, respectively	1,101,100	1,189,486

TOTAL LONG TERM LIABILITIES	1,101,100	1,189,486

TOTAL LIABILITIES	5,817,938	4,415,731

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 1,000,000,000 authorized common shares 759,910,084 and 699,483,259 shares issued and outstanding, respectively	759,910	699,483
Additional Paid in Capital	7,211,327	6,850,736
Accumulated deficit	(13,653,339)	(11,800,117)

TOTAL SHAREHOLDERS' DEFICIT	(5,682,102)	(4,249,898)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$135,836	$165,833

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	153,615	128,083	271,863	250,884
Research and development cost	53,611	37,736	120,163	76,972
Depreciation and amortization	1,014	88	2,927	336

TOTAL OPERATING EXPENSES	208,240	165,907	394,953	328,192

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(208,240)	(165,907)	(394,953)	(328,192)

OTHER INCOME/(EXPENSES)
Gain (Loss) on debt conversion and change in derivative liability	(1,105,933)	1,423,588	(1,054,161)	1,123,381
Loss on settlement of debt	(227,764)	-	(227,764)	-
Interest expense	(83,145)	(76,487)	(176,344)	(174,410)

TOTAL OTHER INCOME/(EXPENSES)	(1,416,842)	1,347,101	(1,458,269)	948,971

NET (LOSS) INCOME	$(1,625,082)	$1,181,194	$(1,853,222)	$620,779

BASIC (LOSS) EARNINGS PER SHARE	$(0.002)	$0.002	$(0.003)	$0.001
DILUTED (LOSS) EARNINGS PER SHARE	$(0.002)	$0.002	$(0.003)	$0.001

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	699,483,259	621,326,594	699,483,259	605,439,777
DILUTED	699,483,259	504,309,524	699,483,259	504,309,524

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

	Preferred stock		Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2017	-	$-	699,483,259	$699,483	$6,850,736	$(11,800,117)	$(4,249,898)

Issuance of common stock for conversion of debt and accrued interest	-	-	60,426,825	60,427	331,878	-	392,305

Stock compensation	-	-	-	-	28,713	-	28,713

Net (loss) for the six months ended December 31, 2017	-	-	-	-	-	(1,853,222)	(1,853,222)

Balance at December 31, 2017 (unaudited)	-	$-	759,910,084	$759,910	$7,211,327	$(13,653,339)	$(5,682,102)

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016

(Unaudited)

	Six Months Ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,853,222)	$620,779
Adjustment to reconcile net (loss) income to net cash used in operating activities
Stock compensation	$28,713	$-
Depreciation & amortization expense	2,927	336
(Gain) Loss on debt conversion and change in derivative liability	1,054,161	(1,123,381)
Loss on settlement of debt	227,764	-
Amortization of debt discount recorded as interest expense	94,029	99,433
(Increase) Decrease in change in assets:
Prepaid expense	4,167	(9,167)
Increase (Decrease) in change in liabilities :
Accounts payable	36,244	19,437
Accrued expenses	82,314	74,977

NET CASH USED IN OPERATING ACTIVITIES	(322,903)	(317,586)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(3,766)	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES:	(3,766)	-

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	300,000	270,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	300,000	270,000

NET DECREASE IN CASH	(26,669)	(47,586)

CASH, BEGINNING OF PERIOD	80,133	119,887

CASH, END OF PERIOD	$53,464	$72,301

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of convertible notes and accrued interest	$392,305	$242,277

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2017

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of S-X Regulation Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2017.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placement offerings of equity and debt. Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business. There is no assurance that the Company will be able to continue raising the required capital.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of HyperSolar, Inc. is presented to assist in understanding the Company’s unaudited financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited financial statements. Significant estimates made in preparing these unaudited financial statements include the estimate of useful lives of intangible assets, and the deferred tax valuation allowance. Actual results could differ from those estimates.

Intangible Assets

Intangible assets consist of patents that are initially measured at the lower of cost or fair value. The patents are assessed annually for impairment, or whenever conditions indicate the asset may be impaired, and any such impairment will be recognized in the period identified. Patents are amortized straight-line over 15 years.

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the year. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock based awards (Note 4), plus the assumed conversion of convertible debt (Note 5).

For the six months ended December 31, 2017, the Company calculated the dilutive impact of the outstanding stock options of 10,250,000, and the convertible debt of $1,706,100, which is convertible into shares of common stock. The stock options and the convertible debt were not included in the calculation of net loss per share, because their impact was antidilutive.

For the six months ended December 31, 2016, the dilutive impact of the outstanding stock options of 500,000, and the convertible debt of $1,465,000, which is convertible into shares of common stock. The stock options and the convertible debt were included in the calculation of net earnings per share, because their impact on the loss per share was dilutive.

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

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock based Compensation (Continued)

authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2017, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2017 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liability	3,571,895	-	-	3,571,895
Total derivative liabilities measured at fair value	$3,571,895	$-	$-	$3,571,895

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of July 1, 2017	$2,482,842
Fair value of derivative liabilities issued	34,892
Loss on change in derivative liability	1,054,161
Balance as of December 31, 2017	$3,571,895

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

Reclassification of Expenses

Certain expenses for the period ended December 31, 2016, were reclassified to conform with the expenses for the period ended December 31, 2017.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2017

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

3.	CAPITAL STOCK

During the six months ended December 31, 2017, the Company issued 60,426,825 shares of common stock upon conversion of convertible notes in the amount of $126,900 in principal, plus accrued interest of $37,642, with an aggregate fair value loss on settlement of $227,764, based upon conversion prices of $0.0070 and $0.0058.

4.	STOCK OPTIONS

Options

As of December 31, 2017, 10,250,000 non-qualified common stock options were outstanding. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of December 31, 2017, 250,000 options are fully vested with a maturity date of March 31, 2020, and are exercisable at an exercise price of $0.02245 per share. On October 2, 2017, the Company issued 10,000,000 shares of non-qualified common stock options, which vest one-third immediately, and one-third the second and third year, whereby, the options are fully vested with a maturity date of October 2, 2022, and are exercisable at an exercise price of $0.01 per share.

A summary of the Company’s stock option activity and related information follows:

	12/31/2017		12/31/2016
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	250,000	$0.02	500,000	$0.03
Granted	10,000,000	$0.01	-	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Outstanding, end of period	10,250,000	$0.01	500,000	$0.03
Exercisable at the end of period	3,583,333	$0.01	375,000	$0.02

The stock based compensation expense recognized in the statement of operations during the six months ended December 31, 2017 and 2016, related to the granting of these options was $28,713 and $0, respectively.

For purpose of determining the fair market value of the stock options, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the stock options are as follows:

Risk free interest rate	1.94%
Stock volatility factor	208%
Weighted average expected option life	5 years
Expected dividend yield	None

At December 31, 2017, the aggregate intrinsic value of the stock options was 0.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2017

5.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2017, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of debt discount	$1,660,389
Less current portion	559,289
Total long term liabilities	$1,101,100

Maturities of long-term debt for the next three years are as follows:

Year Ending
September 30,	Amount
2019	$-
2020	561,100
2021	540,000
$1,101,100

At December 31, 2017, the $1,706,100 in convertible promissory notes had a remaining debt discount of $45,711, leaving a net balance of $1,660,389.

The Company entered into a securities purchase agreement on May 23, 2014, for the sale of a 10% convertible promissory note (the “May Note”) in the aggregate principal amount of up to $500,000. The May Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $50,000. The Company received additional tranches in the amount of $415,000 for an aggregate sum of $465,000. The May Note matured on May 23, 2015 and was extended to February 23, 2016. A second extension was granted to November 23, 2016. On January 19, 2017, the investor extended the May Note for an additional sixty (60) months from the effective date of each tranche. The May Note matures on November 23, 2021. The Company issued 60,426,825 shares of common stock upon conversion of $126,900 in principal, plus accrued interest of $37,642, with an aggregate fair value loss of $227,764. The remaining balance of the May Note as of December 31, 2017 was $101,100.

The Company entered into a securities purchase agreement on April 9, 2015, for the sale of a 10% convertible promissory note (the “April Note”) in the aggregate principal amount of up to $500,000. The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $50,000. The Company received additional tranches in the amount of $450,000 for an aggregate sum of $500,000. The April Note matured nine (9) months from the effective dates of each respective tranche. A second extension was granted to October 9, 2016. On January 19, 2017, the investor extended the April Note for an additional (60) months from the effective date of each tranche. The April Note matures on October 31, 2021. The balance of the April Note as of December 31, 2017 was $500,000.

The Company entered into a securities purchase agreement January 28, 2016, for the sale of a 10% convertible promissory note (the “January Note”) in the aggregate principal amount of up to $500,000. The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The January Note matures twelve (12) months from the effective dates of each respective tranche. On January 19, 2017, the investor extended the January Note for an additional sixty (60) months from the effective date of each tranche. The January Note matures on January 27, 2022. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $38,514 during the six months ended December 31, 2017. The balance of the January Note as of December 31, 2017 was $500,000.

The Company entered into a securities purchase agreement February 3, 2017, for the sale of a 10% convertible promissory note (the “February Note”) in the aggregate principal amount of up to $500,000. The February Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $60,000. The Company received an additional tranches in the amount of $440,000 for an aggregate sum of $500,000. The February Note matures twelve (12) months from the effective dates of each respective tranche. The February Note matures on February 3, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $55,183 during the six months ended December 31, 2017. The balance of the February Note as of December 31, 2017 was $500,000.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2017

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company entered into a securities purchase agreement November 9, 2017, for the sale of a 10% convertible promissory note (the “November Note”) in the aggregate principal amount of up to $500,000. The November Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. Upon execution of the securities purchase agreement, the Company received a tranche of $45,000. The Company received an additional tranches in the amount of $60,000 for an aggregate sum of $105,000. The November Note matures twelve (12) months from the effective dates of each respective tranche. The November Note matures on November 9, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $332 during the six months ended December 31, 2017. The balance of the November Note as of December 31, 2017 was $105,000.

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

During the six months ended December 31, 2017, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the Notes at issuance was $34,892, based upon the Binomial lattice formula. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the six months ended December 31, 2017, the Company recorded a net loss in change in derivative of $1,054,161 in the statement of operations due to the change in fair value of the remaining Notes. At December 31, 2017, the fair value of the derivative liability was $3,571,895.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	1.76% - 2.20%
Stock volatility factor	49.0% - 128.0%
Weighted average expected option life	1 year - 5 year
Expected dividend yield	None

7.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On January 17, 2018, the Company received an additional tranche in the amount of $60,000 under the November 2017 Note.

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

Our strategy has been to partner with major universities for the research and development of our technology. Currently we have agreements with the University of California, Santa Barbara and the University of Iowa.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Binomial lattice pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense, Binomial lattice valuation model inputs, derivative liabilities and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2017, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the six months ended December 31, 2017, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements disclosed in notes to the financials.

Results of Operations for the Three Months Ended December 31, 2017 compared to Three Months Ended December 31, 2016.

Operating Expenses

Operating expenses for the three months ended December 31, 2017 were $208,240 as compared to $165,907 for the prior period ended December 31, 2016. The net increase of $42,333 in operating expenses consisted primarily of an increase in research and development cost in the amount of $15,875, and an increase in non-cash stock compensation of $28,713, with an overall decrease in other general and administrative expenses of $2,255.

Other Income/(Expenses)

Other income and (expenses) for the three months ended December 31, 2017 were $(1,416,842) as compared to $1,347,101 for the prior period ended December 31, 2016. The increase in other expenses of $(2,763,943) in other income and (expenses) was the result of an increase in net loss on debt conversion and change in fair value of the derivative instruments of $2,529,521, increase in loss on settlement of debt of $227,764, with an increase in interest expense of $6,658, which includes a net change of $2,764 of amortization of debt discount.

Net Income/(Loss)

For the three months ended December 31, 2017, our net loss was $(1,625,082) as compared to net income of $1,181,194 for the prior period December 31, 2016. The increase in net loss of $2,806,276 was related primarily to the increase in other income and (expenses) associated with non-cash cost of the fair value of the convertible notes, with an overall increase in operating expenses. The Company has not generated any revenues.

Results of Operations for the Six Months Ended December 31, 2017 compared to Six Months Ended December 31, 2016.

Operating Expenses

Operating expenses for the six months ended December 31, 2017 were $394,953 as compared to $328,192 for the prior period ended December 31, 2016. The net increase of $66,761 in operating expenses consisted primarily of an increase in research and development cost in the amount of $43,191, and an increase in non-cash stock compensation expense of $28,713, with an overall decrease in other general and administrative expenses of $5,143.

Other Income/(Expenses)

Other income and (expenses) for the six months ended December 31, 2017 were $(1,458,269) as compared to $948,971 for the prior period ended December 31, 2016. The increase in other expenses of $(2,407,240) in other income and (expenses) was the result of an increase in net loss on debt conversion and change in fair value of the derivative instruments of $2,177,542, increase in loss on settlement of debt of $227,764, with an increase in interest expense of $1,934, which includes a net change of $5,403 of amortization of debt discount.

Net Income/(Loss)

For the six months ended December 31, 2017, our net loss was $(1,853,222) as compared to net income of $620,779 for the prior period December 31, 2016. The increase in net loss of $2,474,001 was related primarily to the increase in other income and (expenses) associated with non-cash cost of the fair value of the convertible notes, with an overall increase in operating expenses. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2017, we had a working capital deficit of $4,663,374 as compared to $3,141,945 as of June 30, 2017. This increase in working capital deficit of $1,521,429 was due primarily to a decrease in cash, and prepaid expense, offset by an increase in other assets, accounts payable, accrued expenses, non-cash derivative liability, and current portion of convertible notes.

Cash flow used in operating activities was $322,903 for the six months ended December 31, 2017 as compared to $317,586 for the prior period ended December 31, 2016. The increase in cash used in operating activities was due to an increase in research and development cost. The Company has had no revenues.

Cash provided by financing activities during the six months ended December 31, 2017 and 2016 was $300,000 and $270,000, respectively. There was no change in financing activities.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended December 31, 2017, we did not generate any revenues, incurred net loss of $1,853,222, which was primarily associated with the net change in derivative instruments, and cash used in operations of $322,903. As of December 31, 2017, we had a working capital deficiency of $4,663,374 and a shareholders’ deficit of $5,682,102. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2017, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. We have historically obtained funds from our shareholders through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to further research, develop, and protect our technology.

We believe that our current cash balances will be sufficient to support development activity, intellectual property protection, and all general and administrative expenses for the next four months. Management estimate that we will require additional cash resources during 2018, based upon its current operating plan and condition. We are investigating additional financing alternatives, including continued equity and/or debt financing. There can be no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to reduce the size of our operations, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, result of operations, liquidity or capital expenditures.

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

February 12, 2018	HYPERSOLAR, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer and Accounting Officer)

