Form 10-Q
period 2018-03-31
Hypersolar, Inc.
filed 2018-05-15
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

The number of shares of registrant’s common stock outstanding, as of May 14, 2018 was 842,912,630.

HYPERSOLAR, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERSOLAR, INC.

CONDENSED BALANCE SHEETS

	March 31, 2018	June 30, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$74,673	$80,133
Prepaid expense	-	4,167

TOTAL CURRENT ASSETS	74,673	84,300

PROPERTY & EQUIPMENT
Computers and peripherals	8,100	6,218
Less: accumulated depreciation	(6,270)	(6,218)

NET PROPERTY AND EQUIPMENT	1,830	-

OTHER ASSETS
Deposits	900	900
Domain, net of amortization of $3,425 and $3,160, respectively	1,890	2,155
Patents, net of amortization of $3,676 and $0, respectively	87,639	78,478

TOTAL OTHER ASSETS	90,429	81,533

TOTAL ASSETS	$166,932	$165,833

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$152,782	$103,112
Accrued expenses	452,813	401,626
Derivative liability	15,988,897	2,482,842
Convertible promissory notes, net of debt discount of $47,417 and $66,335, respectively	247,583	238,665

TOTAL CURRENT LIABILITIES	16,842,075	3,226,245

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $17,758 and $38,514, respectively	1,501,742	1,189,486

TOTAL LONG TERM LIABILITIES	1,501,742	1,189,486

TOTAL LIABILITIES	18,343,817	4,415,731

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 1,000,000,000 authorized common shares 810,438,893 and 699,483,259 shares issued and outstanding, respectively	810,439	699,483
Additional Paid in Capital	7,686,204	6,850,736
Accumulated deficit	(26,673,528)	(11,800,117)

TOTAL SHAREHOLDERS' DEFICIT	(18,176,885)	(4,249,898)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$166,932	$165,833

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	108,869	144,152	381,794	377,036
Research and development cost	61,295	19,736	181,458	114,708
Depreciation and amortization	1,066	88	3,994	425

TOTAL OPERATING EXPENSES	171,230	163,976	567,246	492,169

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(171,230)	(163,976)	(567,246)	(492,169)

OTHER INCOME/(EXPENSES)
Gain on debt conversion and change in derivative liability	(12,788,892)	2,679,773	(14,070,817)	3,803,154
Interest expense	(59,004)	(99,915)	(235,348)	(274,325)

TOTAL OTHER (EXPENSES) INCOME	(12,847,896)	2,579,858	(14,306,165)	3,528,829

NET (LOSS) INCOME	$(13,019,126)	$2,415,882	$(14,873,411)	$3,036,660

BASIC (LOSS) EARNINGS PER SHARE	$(0.017)	$0.004	$(0.020)	$0.005
DILUTED (LOSS) EARNINGS PER SHARE	$(0.017)	$0.004	$(0.020)	$0.005

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	777,258,065	652,153,322	732,858,301	620,783,642
DILUTED	777,258,065	655,078,772	732,858,301	623,709,092

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2018

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2017	-	$-	699,483,259	$699,483	$6,850,736	$(11,800,117)	$(4,249,898)

Issuance of common stock for conversion of debt and accrued interest	-	-	110,955,634	110,956	806,755	-	917,711

Stock compensation	-	-	-	-	28,713	-	28,713

Net loss for the nine months ended March 31, 2018	-	-	-	-	-	(14,873,411)	(14,873,411)

Balance at March 31, 2018 (unaudited)	-	$-	810,438,893	$810,439	$7,686,204	$(26,673,528)	$(18,176,885)

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Nine Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,873,411)	$3,036,660
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation & amortization expense	3,994	425
Stock compensation	28,713	2,688
(Gain) Loss on debt conversion and change in derivative liability	14,071,817	(3,803,154)
Amortization of debt discount recorded as interest expense	121,566	55,725
(Increase) Decrease in change in assets:
Prepaid expense	4,167	(6,717)
Increase (Decrease) in change in liabilities :
Accounts payable	49,670	37,841
Accrued expenses	112,744	218,600

NET CASH USED IN OPERATING ACTIVITIES	(480,740)	(457,932)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,883)	-
Purchase of intangible assets	(12,837)	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES:	(14,720)	-

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	490,000	390,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	490,000	390,000

NET DECREASE IN CASH	(5,460)	(67,932)

CASH, BEGINNING OF PERIOD	80,133	119,887

CASH, END OF PERIOD	$74,673	$51,955

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of convertible notes and accrued interest	$392,305	$440,575

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2018

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of S-X Regulation Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2017.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of intangible assets, derivatives, and the deferred tax valuation allowance. Actual results could differ from those estimates.

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

For the nine months ended March 31, 2018, the Company calculated the dilutive impact of the outstanding stock options of 10,250,000, and the convertible debt of $1,814,500, which is convertible into shares of common stock. The stock options and the convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

For the nine months ended March 31, 2017, the Company calculated the dilutive impact of the outstanding stock options of 250,000, and the convertible debt of $1,427,500, which is convertible into shares of common stock. The stock options and the convertible debt were included in the calculation of net loss per share, because their impact was dilutive.

HYPERSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2018

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2018, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2018 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative liability	15,988,897	-	-	15,988,897
Total derivative liabilities measured at fair value	$15,988,897	$-	$-	$15,988,897

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of July 1, 2017	$2,482,842
Fair value of derivative liabilities issued	81,892
Loss on change in derivative liability	13,424,163
Balance as of March 31, 2018	$15,988,897

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

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2018

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

During the nine months ended March 31, 2018, the Company issued 110,955,634 shares of common stock upon conversion of convertible notes in the amount of $208,500 in principal, plus accrued interest of $62,556, with an aggregate fair value loss on settlement of $646,654, based upon conversion prices of $0.0070 and $0.0165.

4.	STOCK OPTIONS

Options

As of March 31, 2018, 10,250,000 non-qualified common stock options were outstanding. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of March 31, 2018, 250,000 options are fully vested with a maturity date of March 31, 2020, and are exercisable at an exercise price of $0.02245 per share, and 10,000,000 non-qualified common stock options, which vest one-third immediately, and one-third the second and third year, whereby, the options are fully vested with a maturity date of October 2, 2022, and are exercisable at an exercise price of $0.01 per share.

A summary of the Company’s stock option activity and related information follows:

	3/31/2018		3/31/2017
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	10,250,000	$0.01	500,000	$0.03
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	(250,000)	$0.04
Outstanding, end of period	10,250,000	$0.01	250,000	$0.02
Exercisable at the end of period	3,583,333	$0.01	250,000	$0.02

The stock based compensation expense recognized in the statement of operations during the nine months ended March 31, 2018 and 2017, related to the granting of these options was $28,713 and $0, respectively.

5.	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2018, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of debt discount	$1,749,325
Less current portion	247,583
Total long term liabilities	$1,501,742

HYPERSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

Maturities of long-term debt for the next three years are as follows:

Year Ending
3/31/2018	Amount
2020	$231,917
2021	540,000
2022	585,131
2023	144,694
$1,501,742

At March 31, 2018, the $1,814,500 in convertible promissory notes had a remaining debt discount of $65,175, leaving a net balance of $1,749,325.

On May 23, 2014, the Company issued a 10% convertible promissory note (the “May Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. The Company received additional tranches in the amount of $415,000 for an aggregate sum of $465,000. The May Note matured on May 23, 2015 and was extended to February 23, 2016. A second extension was granted to November 23, 2016. On January 19, 2017, the investor extended the May Note for an additional sixty (60) months from the effective date of each tranche, which matures on November 23, 2021.The May Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the May Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company issued 110,955,634 shares of common stock upon conversion of $208,500 in principal, plus accrued interest of $62,556, with an aggregate fair value loss of $646,654. The remaining balance of the May Note as of March 31, 2018 was $19,500.

On April 9, 2015, the Company issued a 10% convertible promissory note (the “April Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. The Company received additional tranches in the amount of $450,000 for an aggregate sum of $500,000. The April Note matured nine (9) months from the effective dates of each respective tranche. A second extension was granted to October 9, 2016. On January 19, 2017, the investor extended the April Note for an additional (60) months from the effective date of each tranche. The April Note matures on October 9, 2021. The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the May Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the April Note as of March 31, 2018 was $500,000.

On January 28, 2016, the Company issued a 10% convertible promissory note (the “January Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The January Note matures twelve (12) months from the effective dates of each respective tranche. On January 19, 2017, the investor extended the January Note for an additional sixty (60) months from the effective date of each tranche, which matures on January 27, 2022.The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the May Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $38,514 during the nine months ended March 31, 2018. The balance of the January Note as of March 31, 2018 was $500,000.

HYPERSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On February 3, 2017, the Company issued a 10% convertible promissory note (the “February Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $60,000. The Company received an additional tranches in the amount of $440,000 for an aggregate sum of $500,000. The February Note matures twelve (12) months from the effective dates of each respective tranche. The February Note matures on February 3, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The February Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the May Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $80,226 during the nine months ended March 31, 2018. The balance of the February Note as of March 31, 2018 was $500,000.

On November 10, 2017, for the sale of a 10% convertible promissory note (the “November Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $45,000. The Company received an additional tranches in the amount of $250,000 for an aggregate sum of $295,000. The November Note matures twelve (12) months from the effective dates of each respective tranche. The November Note matures on November 9, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The November Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the May Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $2,826 during the nine months ended March 31, 2018. The balance of the November Note as of March 31, 2018 was $295,000.

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

During the nine months ended March 31, 2018, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $81,892, based upon the Binomial lattice formula. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the nine months ended March 31, 2018, the Company recorded a net loss in change in derivative of $13,424,163, plus the loss on settlement of debt in the amount of $646,654 for an aggregate of $14,070,817 in the statement of operations due to the change in fair value of the remaining Notes. At March 31, 2018, the fair value of the derivative liability was $15,988,897.

HYPERSOLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2018

6.	DERIVATIVE LIABILITIES (Continued)

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	1.79% - 2.59%
Stock volatility factor	46.0% - 146.0%
Weighted average expected option life	1 year - 5 year
Expected dividend yield	None

7.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On April 16, 2018, the Company issued 4,782,256 shares of common stock upon conversion of principal in the amount of $19,500, plus interest of $6,085.

On April 23, 2018, the Company issued 27,691,481 shares of common stock upon conversion of principal in the amount of $112,000, plus interest of $33,380.

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

On November 15, 2011, we filed a provisional patent application with the U.S. Patent and Trademark Office to protect the intellectual property rights for “Photoelectrochemically Active Heterostructures, Methods for Their Manufacture, And Methods And Systems For Producing Desired Products.” On March 14, 2017, this patent was granted as United States Patent No. 9,593,053. The patent protects the Company’s proprietary design of a self-contained solar-to-hydrogen device made up of millions of solar powered water-splitting nanoparticles, per square centimeter. In March of 2018, we were issued Patent No. 9,935,234 from the United States Patent and Trademark Office for “Methods of Manufacturing Photoelectrosynthetically Active Heterostructures.” This patent is critical to protecting the intellectual property related to the development of our nanoparticle technology. We have multiple other patents pending for the methods of manufacturing these particles and a system to house them.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2018, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the nine months ended March 31, 2018, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements disclosed in notes to the financials.

Results of Operations for the Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 were $171,230 and $163,976 for the prior period ended March 31, 2017. The net increase of $7,254 in operating expenses consisted primarily of an increase in research and development cost in the amount of $23,559, overall increase in other general and administrative expenses of $5,025, with a decrease in advertising in the amount of $5,009, and professional fees in the amount of $16,321.

Other Income/(Expenses)

Other income and (expenses) for the three months ended March 31, 2018 were $(12,847,896) and $2,579,858 for the prior period ended March 31, 2017. The increase in other expenses of $(15,427,754) in other income and (expenses) was the result of an increase in net loss on debt conversion and change in fair value of the derivative instruments of $15,049,774, increase in loss on settlement of debt of $418,891, with an increase in interest expense of $40,911, which includes a net change of $28,189 of amortization of debt discount.

Net Income/(Loss)

For the three months ended March 31, 2018, our net loss was $(13,019,126) as compared to net income of $2,415,882 for the prior period March 31, 2017. The increase in net loss of $15,435,008 was related primarily to the increase in other income and (expenses) associated with non-cash cost of the fair value of the derivative instruments, with an overall decrease in operating expenses. The Company has not generated any revenues.

Results of Operations for the Nine Months Ended March 31, 2018 compared to Nine Months Ended March 31, 2017.

Operating Expenses

Operating expenses for the nine months ended March 31, 2018 were $567,246 and $492,169 for the prior period ended March 31, 2017. The net decrease of $75,077 in operating expenses consisted primarily of an increase in research and development cost in the amount of $66,750, and an increase in non-cash stock compensation expense of $26,026, with a decrease in professional fees of $30,470, investor relations of $17,650, advertising of $8,637, an overall decrease in other general and administrative expenses of $36,019.

Other Income/(Expenses)

Other income and (expenses) for the nine months ended March 31, 2018 were $(14,306,165) and $3,528,829 for the prior period ended March 31, 2017. The increase in other expenses of $(17,834,994) in other income and (expenses) was the result of an increase in net loss on debt conversion and change in fair value of the derivative instruments of $17,227,316, increase in loss on settlement of debt of $646,655, with an increase in interest expense of $38,977, which includes a net change of $33,592 of amortization of debt discount.

Net Income/(Loss)

For the nine months ended March 31, 2018, our net loss was $(14,873,411) as compared to net income of $3,036,660 for the prior period March 31, 2017. The increase in net loss of $17,910,071 was related primarily to the increase in other income and (expenses) associated with non-cash cost of the fair value of the derivative instruments, with an overall increase in operating expenses. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2018, we had a working capital deficit of $16,767,402 as compared to $3,141,945 as of June 30, 2017. This increase in working capital deficit of $13,625,457 was due primarily to a decrease in cash, and prepaid expense, and current portion of convertible notes, offset by an increase in other assets, accounts payable, accrued expenses, and non-cash derivative liability.

Cash used in operating activities was $480,740 for the nine months ended March 31, 2018 and $457,932 for the prior period ended March 31, 2017. The increase in cash used in operating activities was due to an increase in research and development cost. The Company has had no revenues.

Cash used in investing activities during the nine months ended March 31, 2018 and 2017 was $14,719 and $0, respectively. The increase in investing activities was due to an increase in the purchase of tangible and intangible assets in the current period.

Cash provided by financing activities during the nine months ended March 31, 2018 and 2017 was $490,000 and $390,000, respectively. The increase is a result of an increased in borrowing to cover our general expenses, research related expenses and protection of our intellectual property. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements of our security, as we currently have not generated any revenues.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended March 31, 2018, we did not generate any revenues, incurred net loss of $14,873,411, which was primarily associated with the net change in derivative instruments, and cash used in operations of $480,740. As of March 31, 2018, we had a working capital deficiency of $16,519,819 and a shareholders’ deficit of $18,176,885. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2017, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. We have historically obtained funds from our shareholders through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to further research, develop, and protect our technology.

We believe that our current cash balances will be sufficient to support development activity, intellectual property protection, and all general and administrative expenses for the next 30 days. Management estimate that we will require additional cash resources during 2018, based upon its current operating plan and condition. We have entered into a convertible note with an investor which provides us access to additional capital in the aggregate remaining balance of $135,000. However, the convertible note contains a beneficial ownership blocker which limits conversions which would result in the holder owning more than 4.99% of our outstanding common shares. We are investigating additional financing alternatives, including continued equity and/or debt financing. There can be no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to reduce the size of our operations, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, the Company issued 50,528,807 shares of common stock upon partial conversion of principal of $81,600, plus accrued interest of $24,915 on an outstanding convertible promissory note.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Convertible Promissory Note dated May 23, 2014
10.2*	Convertible Promissory Note dated April 9, 2015
10.3*	Convertible Promissory Note dated January 28, 2016
10.4*	Convertible Promissory Note dated February 3, 2017
10.5*	Convertible Promissory Note dated November 10, 2017
31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).
32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
EX-101.INS**	XBRL Instance Document
EX-101.SCH**	XBRL Taxonomy Extension Schema Document
EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB**	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2018	HYPERSOLAR, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer and Accounting Officer)