Form 10-K
period 2018-06-30
Hypersolar, Inc.
filed 2018-09-25
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

   ☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-54437

HYPERSOLAR, INC.

(Name of registrant in its charter)

NEVADA	26-4298300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 E. Yanonali St., Suite 36 Santa Barbara, CA 93101

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter was approximately $3,749,550.

The number of shares of registrant’s common stock outstanding, as of September 24, 2018 was 885,073,786.

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

Hydrogen is the lightest and most abundant chemical element, constituting roughly 75% of the universe’s chemical elemental mass (Palmer, D. (13 September 1997). “Hydrogen in the Universe.” NASA). In its purest form, hydrogen is a non-toxic colorless and odorless gas. However, naturally occurring elemental hydrogen is relatively rare on earth and hydrogen gas is most often produced using fossil fuels. Industrial production is mainly from the steam reforming of natural gas and is usually employed near its production site, with the two largest uses being crude oil processing (hydrocracking) and ammonia production, mostly for the fertilizer market. We are developing what we believe is a cleaner and greener way to produce this high value product.

Hydrogen (when used as a fuel), like electricity, is an energy carrier rather than an energy resource. We believe that if hydrogen was easily accessed from the earth and the world could depend on it for fuel, eliminating our reliance on fossil fuels such as oil, coal, and natural gas, our carbon footprint and global climate change issues would be erased.

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

Market Opportunity

We believe we are still in the early stages of the hydrogen fuel market development, and yet, this market continues to grow exponentially. One of the reasons for this growth is the adoption of hydrogen fuel technologies within an increased number of major industries and spanning many applications.

Market Growth

According to Grandview Research Report released in June of 2018, the global hydrogen generation market size is predicted to be valued at USD 180.2 billion by 2025. It is expected to expand at a CAGR of 5.8% over the forecast period. Rising demand for renewable sources of energy and safe fuels is projected to boost market growth.

Increasing adoption of hydrogen and growing awareness of the importance of energy conservation are expected to boost the global market for hydrogen generation by 2025. Rising efforts to shift focus from fossil fuels to renewable fuels is expected to further propel market expansion. Numerous countries are introducing stringent regulations to significantly reduce indiscriminate use of conventional fuels responsible for excessive greenhouse gas emissions. Hydrogen is among the most abundantly available elements on earth and it plays an important role in agriculture, fertilizer and chemical manufacturing, and pharmaceutical production among others. Over the next two decades, hydrogen is expected to be on par with electricity as an effective energy carrier. It is safely derived from renewable sources of energy and is effective in reducing emissions.

The merchant segment includes both small and large dealers, wholesalers, and companies deriving hydrogen as an excess byproduct. In terms of volume, captive hydrogen is the fastest growing segment with a CAGR of 9.2%. Captive is defined as on-site hydrogen generation, which eliminates numerous problems linked to conveyance and distribution of hydrogen. Therefore, the market is expected to grow substantially in future.

In terms of application, the steam methane reforming segment accounted for 68.8% of the global hydrogen generation market volume in 2016. In this method, methane containing raw material like natural gas is heated at a temperature between 700°C to 1,000°C, which produces hydrogen as a by-product. The coal gasification technology segment is anticipated to expand at a steady CAGR over the forecast period. Gasification of coal is one of the processes applied to produce liquid fuels, power, hydrogen, and chemicals. (Source: Grandview Research Report, June 2018)

It is within these industries that we believe our renewable hydrogen producing technology possesses significant market opportunity, especially as innovation and infrastructure continue to develop. This is further evidenced by studies that specifically address the fuel cell market, which was valued at $3.21 billion in 2015, but expected to reach nearly $25 billion by 2025 according to a Grand View Market report released in September 2018.

Hydrogen Fuel Cell Vehicles

One of the most recognized applications for hydrogen fuel technologies falls within the auto manufacturing and vehicles industries. The three leading manufacturers of hydrogen fuel cell vehicles (FCVs) are in order, Toyota, Hyundai, and Honda – three internationally recognized companies. Industry reports cite the need for increased infrastructure, such as fueling stations, for the industry to garner even greater market acceptance. However, the same report indicates there will be 22.2 million hydrogen fuel cell vehicles sold or leased by 2032, driving revenues upwards of $1.1 trillion. (https://www.researchandmarkets.com/reports/4200873/global-market-for-hydrogen-fuel-cell-vehicles)

Blending Hydrogen into Natural Gas Networks and Hydrogen Storage

One of the areas of greatest potential for hydrogen fuel is its ability to be successfully integrated into existing natural gas pipelines. It is well documented that hydrogen storage maintains energy for longer periods of time. We believe that, were it to be produced cost effectively, utilities could use hydrogen to store and deploy energy produced via solar and wind through existing natural gas plants and pipelines, without having such strong dependency on fossil fuels as a backup.

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

If technology can be developed to mimic photosynthesis to split water into hydrogen, we believe then a truly sustainable, low cost, and renewable energy cycle can be created to power the earth. However, cost has been the biggest barrier to realizing this vision.

Water Splitting

In the process of splitting a water molecule, input energy is transferred into the chemical bonds of the resulting hydrogen molecule. So in essence, manufactured hydrogen is simply a carrier or battery-like storage of the input energy. If the input energy is from fossil fuels, such as oil and gas, then carbon fossil fuel energy is simply transferred into hydrogen. If the input energy is renewable such as solar and wind, then new and clean energy is stored in hydrogen.

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

HyperSolar H2Generator™

Since our particles are intended to mimic the natural room temperature conditions of photosynthesis, they can be housed in very low-cost reactors such as glass vessels or clear plastic bags. To facilitate the commercial use of our self-contained particle technology we are developing a modular system that will enable the onsite daily production and storage of hydrogen for any time use in electricity generation.

We refer to our technology as the HyperSolar H2Generator which is comprised of the following components:

1.	The Generator Housing - Novel (patent pending) is the first of its type to safely separate oxygen and hydrogen in the water splitting process without sacrificing efficiency. This device houses the water, the solar particles/cells and is designed with inlets and outlets for water and gasses. Utilizing a special membrane for separating the oxygen side from the hydrogen side, proton transport is increased which is the key to safely increasing solar-to-hydrogen efficiency. Our design can be scaled up and manufactured for commercial use.

2.	The NanoParticle or Solar Cell - Our patented nanoparticle consists of thousands of tiny solar cells that are electrodeposited into one tiny structure to provide the charge that splits the water molecule when the sun excites the electron. In the process of optimizing our nanoparticles to be efficient and only use earth abundant materials, (an ongoing process), we experimented with commercially available triple junction silicon solar cells to perform tests with our generator housing and other components. Through this experimentation, our discovery makes us believe we can bring a system to market utilizing these readily available cells while our nanoparticles are still being optimized. These solar cells also absorb the sunlight and produce the necessary charge for splitting the water molecule to produce the hydrogen and oxygen.

3.	Oxygen Evolution Catalyst - This proprietary catalyst developed at the University of Iowa lab is uniformly applied onto the solar cell or nanoparticle and efficiently collects holes to oxidize water molecule to generate oxygen gas. The oxygen evolution catalyst must be transparent to absorb the sun’s energy or light. It must be stable in alkaline, neutral and acidic environments.

4.	Hydrogen Evolution Catalyst - Necessary for collecting electrons to reduce protons for generating hydrogen gas, we recently announced the successful integration of a low-cost hydrogen catalyst into our generator system successfully coating a triple junction solar cell with a catalyst comprised primarily of ruthenium, carbon and nitrogen that can function as well as platinum, the current catalyst used for hydrogen production, but at a 20x reduced cost.

5.	Transparent Conductive Coating - A patent pending coating to protect our nanoparticles and solar cells from photo corrosion and efficiently transfer charges to catalysts for oxygen and hydrogen evolution reactions.

6.	A concentrator equal to two suns - This inexpensive Fresnel lens concentrator to increase sunlight to equal two suns reduces our necessary footprint for a 1000 KG per day system by 40%.

Our business and commercialization plan calls for two generations of our panels or generators. The first generation utilizes readily available commercial solar cells, coated with a stability polymer and catalysts, and inserted into our proprietary panels to efficiently and safely split water into hydrogen and oxygen to produce very pure and green hydrogen that can be piped off the panel, pressurized, and stored for use in a fuel cell to power anything electric.

The second generation of our panels will feature a nanoparticle based technology where billions of autonomous solar cells are electrodeposited onto porous alumina sheets and manufactured in a roll to roll process and inserted into our proprietary panels. For this generation, we have received multiple patents and it is estimated that it will produce hydrogen for less than $4 per kilogram before pressurization.

Our team at the University of Iowa led by our CTO Dr. Joun Lee, has reach a milestone of 300 consecutive hours of continuous hydrogen production utilizing completely immersed solar cells with no external biases achieving simulated production equal to one year. We believe this to be a record for completely immersed cells. Now ready to take our technology out of the lab, we are working with several vendors to commercialize and manufacturer our first generation of renewable hydrogen panels that use sunlight and water to generate hydrogen. We are currently working towards building a pilot plant in 2019 adjacent to a large company distribution or fulfillment center so they can power their fuel cell forklifts and materials handling equipment with completely renewable hydrogen vs. having to transport steam reformed hydrogen where the production process emits tons of harmful emissions and must be transported.

We anticipate that the HyperSolar H2Generator will be a self-contained renewable hydrogen production system that requires only sunlight and any source of water. As a result, it can be installed almost anywhere to produce hydrogen fuel at or near the point of distribution, for local use. We believe this model of hydrogen production addresses one of the biggest challenges of using clean hydrogen fuel on a large scale which is the transportation of hydrogen.

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

In September of 2012, we jointly filed with the University of California, Santa Barbara (“UCSB”) an additional patent application to protect the intellectual property rights of our proprietary coating for protecting our semiconductor devices from corrosion in various types of water. This patent was titled: “Process and Systems for Stable Operation of Electroactive Devices”. We abandoned this patent late in 2017 for budgetary reasons and utilization of a different method in our research and development.

In March of 2015, we jointly filed a full utility patent application with UCSB for the “method of manufacture of multi-junction artificial photosynthetic cells.” The patent’s full coverage excludes others from making, using, or selling the technology process, and creates licensing opportunities. This patent was granted in Australia in June of 2018 and we have received notice of allowance from the US Patent Office.

On December 21, 2016, we filed jointly with the University of Iowa a patent for “Integrated Membrane Solar Fuel Assembly” to protect the intellectual property for our generator housing system that safely separates oxygen and hydrogen in the water splitting process without sacrificing efficiency. This device houses the water, the solar particles/cells and is designed with inlets and outlets for water and gasses. Utilizing a special membrane for separating the oxygen side from the hydrogen side, proton transport is increased which is the key to safely increasing solar-to-hydrogen efficiency. In December of 2017, we filed the utility patent for this important invention and prosecution is ongoing.

Strategic Partners

Effective September 19, 2018, we entered a one-year agreement with GreenTech Development Corporation. This consulting firm will advise the Company the development and commercialization of the Company’s technology, and the ongoing operations of the company. In addition, they will aid the Company in solicitation and acquisition of the financing for the development and commercialization of the company’s technology as well as help identify potential engineering and construction firms that are qualified to design and build a pilot plant to test and operate the Company’s technology in a steady state condition. This Agreement may be terminated by either party at any time, for any or no reason, by written notice to the other party not less than thirty (30) days prior to the effective date of termination. In the event of such termination, Company will be obligated to pay Consultant any outstanding fees and expenses due under this Agreement only for or in connection with such services actually completed by Consultant and reasonably acceptable to Company as of the date of termination notice .

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

Green or Renewable hydrogen can be produced through electrolyzers if they are powered by solar or wind. There has been an emergence of these companies in the past few years. ITM Power in England and Proton Onsite in Norway are two of the largest companies in this industry. If not powered by solar panels or wind power, they require external electricity most likely created by coal, gas, or oil. We believe that our process when fully developed will offer a competitive advantage as it is completely green and renewable and utilizes no external power other than the sun.

Corporate Information

We were incorporated in the State of Nevada on February 18, 2009. Our executive offices are located at 10 E. Yanonali St., Suite 36, Santa Barbara, CA 93101.

EMPLOYEES

As of September 24, 2018 we had 1 full-time employee and several consultants. We have not experienced any work stoppages and we consider relations with our employees and consultants to be good. Our Chief Technology Officer hired on June 1, 2016 is on a fulltime consulting basis.

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

As of June 30, 2018, we have incurred an aggregate net loss, and had an accumulated deficit, of $(21,999,514). For the years ended June 30, 2018 and 2017, we incurred a net loss of $(10,199,397) and net income of $2,243,731, respectively. The net (loss) income for the years ended June 30, 2018 and 2017, included non-cash loss of ($9,448,570) and non-cash income of $2,845,916, respectively, associated with the Company’s derivative instruments. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

WE MAY BE UNABLE TO MANAGE OUR GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY.

We may not be able to develop our product or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

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

OUR BUSINESS DEPENDS ON PROPRIETARY TECHNOLOGY THAT WE MAY NOT BE ABLE TO PROTECT AND MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

Our success will depend, in part, on our technology’s commercial viability and on the strength of our intellectual property rights. We currently hold patents in the US and Australia, but still have several patents pending in multiple countries. There is no guarantee the pending patents will be granted. In addition, any agreements we enter into with our employees, consultants, advisors, customers and strategic partners will contain restrictions on the disclosure and use of trade secrets, inventions and confidential information relating to our technology may not provide meaningful protection in the event of unauthorized use or disclosure.

Third parties may assert that our technology, or the products we, our customers or partners commercialize using our technology, infringes upon their proprietary rights. We have yet to complete an infringement analysis and, even if such an analysis were available at the current time, it is virtually impossible for us to be certain that no infringement exists, particularly in our case where our products have not yet been fully developed.

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

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our CEO, Timothy Young, and our development team at the University of Iowa.  The loss of this valuable resource could have a material adverse effect on our operations. Our officers are employed on “at will” basis. Accordingly, there can be no assurance that they will remain associated with us. Our management’s efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Mr. Young or the services of the development team at the university or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

THE LOSS OF STRATEGIC ALLIANCES USED IN THE DEVELOPMENT OF OUR PRODUCTS AND TECHNOLOGY COULD IMPEDE OUR ABILITY TO COMPLETE OUR PRODUCT AND RESULT IN A MATERIAL ADVERSE EFFECT CAUSING THE BUSINESS TO SUFFER.

We pursue strategic alliances with other companies in areas where collaboration can produce technological and industry advancement. We have entered into the sponsored research agreement with the University of Iowa which is set to terminate May 31, 2019. If we are unable to extend the terms of the agreements, we could suffer delays in product development or other operational difficulties which could have a material adverse effect on our results of operations.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent public accounting firm in their report dated September 25, 2018 included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern. Any such adjustment, if necessary, would materially affect the value of our assets.

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

Our Certificate of Incorporation authorizes the issuance of up to 3,000,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001, of which 885,073,786 shares of common stock and no shares of preferred stock are currently outstanding as of September 21, 2018. Our Board of Directors has the ability to authorize the issuance of an additional 2,114,926,213 shares of common stock and 5,000,000 shares of preferred stock without shareholder approval. Any such issuance will result in substantial dilution to existing shareholders. In addition, the availability of such a large number of capital stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

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

Our principal office is located at 10 E. Yanonali, Suite 36, Santa Barbara, CA, 93101. We believe that our current premises are sufficient to handle our activities for the near future as adequate lab space and equipment is attained through our agreement with the University of Iowa

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

Our common stock is quoted on the OTC Pink under the symbol “HYSR”

For the periods indicated, the following table sets forth the high and low close prices per share of common stock. These high and low close prices represent prices quoted by broker-dealers on the OTC Markets. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Period	High	Low
First Quarter FY 2018	$01	$.008
Second Quarter FY 2018	$.009	$.005
Third Quarter FY 2018	$.018	$.005
Fourth Quarter FY 2018	$.018	$.009

First Quarter FY 2017	$.0112	$.0080
Second Quarter FY 2017	$.0102	$.0099
Third Quarter FY 2017	$.0101	$.0096
Fourth Quarter FY 2017	$.0095	$.0091

Securities

Our Articles of Incorporation, as amended, authorizes the issuance of 3,000,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, par value $0.001 per share.

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

As of September 20, 2018, our common stock was held by 72 stockholders of record and we had 885,073,786 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Trust Company N.A., 250 Royall Street Canton, MA 02021.

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

Recent Sales of Unregistered Securities

During the three months ended June 30, 2018, the Company issued 42,019,125 shares of common stock upon conversion of $144,700 in principal, plus accrued interest of $43,447.

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

Management Discussion

Currently, the strategy of partnering with the University of Iowa and our past relationship with University of California, Santa Barbara, has advanced our technology significantly. We anticipate continuing this strategy of leveraging our existing relationships, as well as potentially exploring others with leading universities and strategic partners, to continue developing our technology.

In addition to the university teams, in June of 2016, we hired Dr. Joun Lee to be our chief-technologist to work closely with the teams and drive progress. Dr. Lee is based in the lab at the University of Iowa.

In early 2018, we announced two generations of our primary hydrogen generation systems that will produce renewable hydrogen.

The first generation utilizes readily available commercial solar cells, coated with a stability polymer and catalysts, and inserted into our patent pending hydrogen generation panels to efficiently and safely split water into hydrogen and oxygen to produce very pure and green hydrogen that can be piped off the panel, pressurized, and stored for use in a fuel cell to power anything electric.

The second generation of our panels will feature a nanoparticle based technology where billions of autonomous solar cells are electrodeposited onto porous alumina sheets and manufactured in a roll to roll process and inserted into our proprietary panels. For this generation, we have received multiple patents and it will produce hydrogen for less than $4 per kilogram before pressurization and have a much higher solar-to-hydrogen efficiency. We are developing this technology to be inserted into our existing panel or housing

Our team at the University of Iowa led by our CTO Dr. Joun Lee have set world records for continuous hydrogen production utilizing completely immersed solar cells with no external biases achieving simulated production equal to one year. Now ready to take our technology out of the lab, we are working with several vendors to commercialize and manufacturer our first generation of renewable hydrogen panels that use sunlight and water to generate hydrogen. We are currently working towards building a pilot plant in 2019 adjacent to a Walmart distribution center or similar fulfillment center so they can power their fuel cell forklifts and materials handling equipment with completely renewable hydrogen vs. having to transport steam reformed hydrogen where the production process emits tons of harmful emissions and must be transported.

In addition, we are continuing to increase our stability of the solar cells and improve our solar-to-hydrogen efficiency. We are continuing to research and develop new coating techniques and ways to manufacture our hydrogen panels in mass scale.

To further develop and showcase the first generation of our hydrogen panels, in September 2018, we hired GreenTech Development Corporation, a consulting firm to advise the Company the development and commercialization of the Company’s technology, and the ongoing operations of the company. In addition, they will aid the Company in solicitation and acquisition of the financing for the development and commercialization of the company’s technology as well as help identify potential engineering and construction firms that are qualified to design and build a pilot plant to test and operate the Company’s technology in a steady state condition.

Results of Operations for the Year Ended June 30, 2018 compared to the Year Ended June 30, 2017.

Operating Expenses

Operating expenses consists primarily of research and development expenses and general and administrative expenses incurred in connection with the operation our business. For the year ended June 30, 2018 operating expenses were $750,827 and $602,185 for the prior period ended June 30, 2017. The net increase of $148,642 in operating expenses consisted primarily of research and development costs in the amount of $105,452 together with an overall increase in other general and administrative expenses of $38,499, which included non-cash stock compensation expense of $28,713.

Other Income/(Expenses)

Other income and (expenses) for the year ended June 30, 2018 were $(9,448,570) and $2,845,916 for the prior period ended June 30, 2017. The decrease of $(12,294,486) in other income and (expenses) was the result of a decrease in net gain on change in fair value of our derivative instruments of $12,121,739, net decrease in interest expense of $11,731, which includes amortization of debt discount of $37,236, with an increase in fair value loss on conversion of debt of $184,478. The net increase in other income and (expenses) was due to the loss in change in derivative liability.

Net Loss

For the year ended June 30, 2018, our net loss was $(10,199,397) as compared to a net income of $2,243,731 for the prior period June 30, 2017. The decrease in net income was related primarily to other income and (expenses) due to a decrease in non-cash cost associated with the derivative liability created by the Company’s outstanding convertible notes. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2018, we had a working capital deficit of $11,741,054 as compared to $3,141,945 as of June 30, 2017. This increase in working capital deficit of $8,599,109 was due primarily to an increase in cash, accrued expenses, non-cash derivative liability, offset by a decrease in prepaid expenses, accounts payable, and the issuance of additional convertible notes.

During the year ended June 30, 2018, we raised an aggregate of $745,000 in an offering of unsecured convertible notes. During the prior period ended June 30, 2017, we raised an aggregate of $575,000 through the sale of unsecured convertible notes. Our ability to continue as a going concern is dependent upon our ability to raise capital from financing transactions and future revenue.

Cash flow used in operating activities was $708,831 for the year ended June 30, 2018 and $573,299 for the prior period ended June 30, 2017. The increase in cash used by operating activities was primarily due to an increase in research and development cost. The Company has had no revenues.

Cash used in investing activities for the year ended June 30, 2018 and 2017 was $18,976 and $41,455, respectively. During the current period ended June 30, 2018, the Company purchased a computer.

Cash provided by financing activities during the year ended June 30, 2018 was $745,000 and $575,000 for the prior period ended June 30, 2017. The increase in financing activities was due to the increase in issuance of convertible notes through private placement offerings during the current period.

During the year ended June 30, 2018, we did not generate any revenue, incurred a net loss of $10,199,397, which was primarily due to the non-cash loss associated with the debt financing of $9,448,570, and used cash in the amount of $708,831 in our operations. As of June 30, 2018, we had a working capital deficiency of $11,741,054 and a shareholders’ deficit of $13,015,436. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, Liggett & Webb P.A, in their report dated September 25, 2018, on our audited financial statements for the year ended June 30, 2018 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording, useful lives and impairment of tangible and intangible assets, derivatives, accruals, income taxes, stock-based compensation expense, Black Scholes valuation model inputs, binomial model inputs and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2018, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Adopted Accounting Pronouncements

Management adopted recently issued accounting pronouncements during the year ended June 30, 2018, as disclosed in the Notes to the financial statements included in this report.

ITEM 7B.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2018, based on those criteria.

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

Changes in Internal Controls.

We have also evaluated our internal control over financial reporting, and there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On September 19, 2018, the Company entered into a consulting agreement (the “Consulting Agreement”) with GreenTech Development Corporation (the “Consultant”), a Wyoming Corporation. Pursuant to the Consulting Agreement, Consultant shall:

●	Advise the Company on the development and commercialization of the Company’s technology;
●	Aid in the solicitation and acquisition of the financing for the development and commercialization of the Company’s technology, and the ongoing operations of the Company;
●	Help seek and identify potential engineering and construction firms that are qualified to design and build a pilot plant to test and operate the Company’s technology in a steady state condition, and to negotiate the Company’s arrangement with the chosen firm;
●	Aid in the identification of and the establishment of a contractual relationship with a host company with which the Company can establish and operate its pilot plant; and
●	Advise the Company’s CEO in the allocation of Company resources and in any other functions that the CEO chooses.

In exchange for its consulting services, the Consultant will receive a monthly retainer of $10,000 at the first of each month. Consultant may be paid additional bonus compensation based on its performance, at the sole discretion of the Company.

The foregoing description of the terms of the Consulting Agreement is not complete and is qualified in its entirety by reference to the full text of the Consulting Agreement, which is filed as Exhibit 10.14 to this Form 10-K and is incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors:

Name	Age	Position
Timothy Young	53	President, CEO, Acting CFO and Chairman of the Board of Directors
Mark J. Richardson	65	Director

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

Mark J. Richardson –Director

Mr. Richardson was appointed as a director in June 2018. Mr. Richardson has been a securities lawyer since he graduated from the University of Michigan Law School in 1978. He practiced as an associate and partner in large law firms until 1993, when he established his own practice under the name Richardson & Associates. He has been the principal securities counsel on a variety of equity and debt placements for corporations, partnerships, and real estate companies. His practice includes public and private offerings, venture capital placements, debt restructuring, compliance with federal and state securities laws, representation of publicly traded companies, Nasdaq filings, corporate law, partnerships, joint ventures, mergers, asset acquisitions, and stock purchase agreements. As a partner in a major international law firm in the 1980’s, Mr. Richardson participated in the leveraged buyout and recapitalization of a well-known producer of animated programming for children, financed by Prudential Insurance and Bear Stearns, Inc. He was also instrumental in restructuring the public debentures of a real estate company without resorting to a bankruptcy proceeding. From 1986 to 1993 Mr. Richardson was a contributing author to State Limited Partnerships Laws – California Practice Guide, Prentice Hall Law and Business. Prior to receiving his Juris Doctor degree cum laude from the University of Michigan Law School in 1978, Mr. Richardson received a Bachelor of Science degree summa cum laude in Resource Economics from the University of Michigan School of Natural Resources in 1975, where he earned the Bankstrom Prize for academic excellence and achieved Phi Beta Kappa honors. Mr. Richardson is an active member of the Los Angeles County and California State Bar Associations, including the Section on Corporations, Business and Finance and the Section on Real Estate.

The Board has determined that Mr. Richardson is qualified to serve as a director because of his extensive experience as a practicing attorney representing small companies.

FAMILY RELATIONSHIPS

There are no family relationships among our executive officers and directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.   Currently, we have only one executive officer, who is our Chief Executive Officer, who also serves as Chairman of the Board. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

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

COMMITTEES OF THE BOARD

Due to the small size of the Company and its Board of Directors, we currently have no audit committee, compensation committee or nominations and governance committee of our board of directors. We do not have an audit committee financial expert.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. A copy of the Code of Ethics can be obtained without charge upon request to Timothy Young, CEO and President, 10 E. Yanonali, Suite 36, Santa Barbara, CA 93101 and is also being incorporated by reference herein. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Board of Directors.  Any such waivers will be promptly disclosed to our shareholders.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended June 30, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

CHANGES IN NOMINATING PROCEDURES

None.

ITEM 11.	EXECUTIVE COMPENSATION.

The table below sets forth the compensation earned by each person acting as our Principal Executive Officer and our other most highly compensated executive officers whose total annual compensation exceeded $100,000 during the last two fiscal years.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Young,	2018	$255,000	0	0	0	0	0	0	$255,000
CEO and Acting CFO	2017	$255,000	0	0	0	0	0	0	$255,000

General

At no time during the last fiscal year with respect to any person listed in the table above was there:

●	any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

●	any option or equity grant; and

●	any non-equity incentive plan award made to a named executive officer.

Outstanding Equity Awards at Fiscal Year-End

There were no grants of options to purchase our common stock to the named executive officers at June 30, 2018.

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 885,073,787 issued and outstanding shares of common stock as of the date of this Annual Report by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from the date of this report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of September 14, 2018 have been exercised and converted.

Name and address	Shares of Common Stock	Percentage of Common Stock (1)

Directors and Officers (2)
Timothy A. Young	10,000,000	1.43%
Mark R. Richardson	0	0%

All Officers and Directors as a Group (2 person)	10,000,000	1.43%

(1)	Based upon 885,073,786 shares issued and outstanding as of September 21, 2018.

(2)	The address for each of the officers and directors is c/o HyperSolar, Inc. 10 E. Yanonali, Suite 36, Santa Barbara, CA 93101

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Since the beginning of our last fiscal year, there have been and there are no currently proposed transaction, in which we are or were a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board has determined that Mr. Richardson is an independent director within the meaning of NASDAQ Rule 5605(a)(2).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by Liggett & Webb P.A. during 2018 and 2017 for the audit of our annual financial statements and quarterly reviews of our financial statements for the fiscal years totaled approximately $23,000 and $23,000, respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2018 and 2017 of $0 and $0 to Liggett & Webb P.A. in connection with the audit of the financial statements of the Company for the years ended June 30, 2018 and 2017.

Tax Fees

We did not incur fees for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal years ended June 30, 2018 and 2017.

All Other Fees

As of the date of this filing, our current policy is to not engage Liggett & Webb P.A to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage Liggett & Webb P.A to provide audit, and other assurance services, such as review of SEC reports or filings.

25

ITEM 15.	EXHIBITS.

Exhibit No.	Description

3.1	Articles of Incorporation of HyperSolar, Inc. filed with the Nevada Secretary of State on February 18, 2009 (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010).

3.2	Articles of Amendment of Articles of Incorporation of HyperSolar, Inc. filed with the Nevada Secretary of State on September 11, 2009 (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010).

3.3	Articles of Amendment of Articles of Incorporation of HyperSolar, Inc. filed with the Nevada Secretary of State on November 21, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013).

3.4	Certificate of Designation of Series A Preferred Stock with the Secretary of State of Nevada filed on July 12, 2018, (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2018)

3.5*	Articles of Amendment of Articles of Incorporation of Hypersolar, Inc. filed with the Nevada Secretary of State on September 13, 2018.

3.4	Bylaws of HyperSolar, Inc. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010).

10.1	Amendment No. 7 to Research Agreement between Hypersolar, Inc. and the Regents of the University of California, University of California, Santa Barbara dated April 26, 2017 (incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 21, 2016).

10.2	Contract between Hypersolar, Inc. and the University of Iowa dated as of May 1, 2016 (incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 21, 2016).

10.3	Offer of Employment to Timothy Young dated August 13, 2009 (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.4	Invention Transfer dated as of June 10, 2009 (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.5	Convertible Promissory Note dated May 23, 2014 (incorporated by reference to the Company’s quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2018)

10.6	Convertible Promissory Note dated April 9, 2015 (incorporated by reference to the Company’s quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2018)

10.7	Convertible Promissory Note dated January 28, 2016 (incorporated by reference to the Company’s quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2018)

10.8	Convertible Promissory Note dated February 3, 2017 (incorporated by reference to the Company’s quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2018)

10.9	Convertible Promissory Note dated November 10, 2017 (incorporated by reference to the Company’s quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2018)

10.10	Convertible Promissory Note dated July 27, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2018)

10.11	Securities Purchase Agreement dated as of July 23, 2018 between the Company and Power Up Lending Group Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018)

10.12	Convertible Promissory dated July 23, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018)

26

10.13	Promissory Note issued August 10, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2018)

10.14*	Consulting Agreement dated as of September 19, 2018 between the Company and GreenTech Development Corporation

10.15*	Agreement dated as of June 1, 2018 between the Company and The University of Iowa, Iowa City, Iowa

14	Code of Ethics (incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2012).

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS *	XBRL INSTANCE DOCUMENT

EX-101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB *	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith

27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERSOLAR, INC.

Date: September 25, 2018	By:	/s/ Timothy Young
CHIEF EXECUTIVE OFFICER, PRESIDENT (PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN

28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

HyperSolar, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HyperSolar, Inc. (the “Company”) as of June 30, 2018 and 2017, the related statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company does not generate revenue and has negative cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.
We have served as the Company’s auditor since 2014.
New York, New York
September 25, 2018

HYPERSOLAR, INC.

BALANCE SHEETS

	June 30, 2018	June 30, 2017

ASSETS

CURRENT ASSETS
Cash	$97,326	$80,133
Prepaid expense	3,942	4,167

TOTAL CURRENT ASSETS	101,268	84,300

PROPERTY & EQUIPMENT
Computers and peripherals	8,100	6,218
Less: accumulated depreciation	(6,427)	(6,218)

NET PROPERTY AND EQUIPMENT	1,673	-

OTHER ASSETS
Deposits	900	900
Domain, net of amortization of $3,514 and $3,160, respectively	1,801	2,155
Patents, net of amortization of $4,642 and $0, respectively	90,930	78,478

TOTAL OTHER ASSETS	93,631	81,533

TOTAL ASSETS	$196,572	$165,833

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$111,088	$103,112
Accrued expenses	467,822	401,626
Derivative liability	10,857,698	2,482,842
Convertible promissory notes, net of debt discount of $144,286 and $66,335, respectively	405,714	238,665

TOTAL CURRENT LIABILITIES	11,842,322	3,226,245

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $5,114 and $38,514, respectively	1,369,686	1,189,486

TOTAL LONG TERM LIABILITIES	1,369,686	1,189,486

TOTAL LIABILITIES	13,212,008	4,415,731

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)	-	-

SHAREHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 1,000,000,000 authorized common shares 852,458,018 and 699,483,259 shares issued and outstanding, respectively	852,458	699,483
Additional Paid in Capital	8,131,620	6,850,736
Accumulated deficit	(21,999,514)	(11,800,117)

TOTAL SHAREHOLDERS’ DEFICIT	(13,015,436)	(4,249,898)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$196,572	$165,833

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	June 30, 2018	June 30, 2017

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	499,884	461,385
Research and development cost	245,738	140,286
Depreciation and amortization	5,205	514

TOTAL OPERATING EXPENSES	750,827	602,185

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(750,827)	(602,185)

OTHER INCOME/(EXPENSES)
Loss on conversion of debt	(945,943)	(761,465)
(Loss) Gain on change in derivative liability	(8,168,061)	3,953,678
Interest expense	(334,566)	(346,297)

TOTAL OTHER (EXPENSES) INCOME	(9,448,570)	2,845,916

NET (LOSS) INCOME	$(10,199,397)	$2,243,731

BASIC (LOSS) EARNINGS PER SHARE	$(0.013)	$0.004
DILUTED (LOSS) EARNINGS PER SHARE	$(0.013)	$0.002

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	758,786,508	637,798,226
DILUTED	758,786,508	960,785,068

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2016	-	-	589,552,961	589,553	5,655,520	(14,043,848)	(7,798,775)

Issuance of common stock for conversion of debt and accrued interest	-	-	109,930,298	109,930	1,192,529	-	1,302,459

Stock based compensation	-	-	-	-	2,687	-	2,687

Net income	-	-	-	-	-	2,243,731	2,243,731
Balance at June 30, 2017	-	$-	699,483,259	$699,483	$6,850,736	$(11,800,117)	$(4,249,898)

Issuance of common stock for conversion of debt and accrued interest	-	-	152,974,759	152,975	1,252,171	-	1,405,146

Stock based compensation cost	-	-	-	-	28,713	-	28,713

Net loss	-	-	-	-	-	(10,199,397)	(10,199,397)

Balance at June 30, 2018	-	$-	852,458,018	$852,458	$8,131,620	$(21,999,514)	$(13,015,436)

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,199,397)	$2,243,731
Adjustment to reconcile net (loss) income to net cash used in operating activities
Depreciation & amortization expense	5,205	514
Stock based compensation	28,713	2,687
Loss (Gain) on change in derivative liability	8,168,061	(3,953,677)
Loss on conversion of debt	945,943	761,464
Amortization of debt discount recorded as interest expense	162,243	199,479
(Increase) Decrease in change in assets:
Prepaid expense	225	(4,167)
Increase (Decrease) in change in liabilities:
Accounts payable	7,977	29,851
Accrued expenses	172,199	146,819

NET CASH USED IN OPERATING ACTIVITIES	(708,831)	(573,299)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,882)	-
Purchase of intangible assets	(17,094)	(41,455)

NET CASH USED IN INVESTING ACTIVITIES:	(18,976)	(41,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	745,000	575,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	745,000	575,000

NET INCREASE (DECREASE) IN CASH	17,193	(39,754)

CASH, BEGINNING OF YEAR	80,133	119,887

CASH, END OF YEAR	$97,326	$80,133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$38	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes and accrued interest	$1,405,146	$1,302,459

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placement offerings of equity and debt. Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business. There is no assurance that the Company will be able to continue raising the required capital.

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

Depreciation expense for the years ended June 30, 2018 and 2017 was $209 and $159, respectively.

Stock based Compensation

The Company measures the cost of employee services received in exchange for an equity award based on the grant-date fair value of the award. All grants under our stock-based compensation programs are accounted for at fair value and that cost is recognized over the period during which an employee, consultant, or director are required to provide service in exchange for the award (the vesting period). Compensation expense for options granted to employees and non-employees is determined in accordance with the standard as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for awards granted is re-measured each period.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility.  The Company used the Black Scholes pricing model to value the stock option awards which incorporate the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life. On March 31, 2015, the Company granted 250,000 stock options with an exercise price of $0.02245 per share, which have fully vested and expires March 31, 2020. On October 2, 2017, the Company granted an additional 10,000,000 stock options with an exercise price of $0.01 per share, which vest one third (1/3) immediately, and the remaining vest one third (1/3) each year thereafter and expire October 2, 2022.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. During the years ended June 30, 2018 and 2017, the Company reviewed the capitalized patents for impairment in accordance with ASC 350, and determined there was no impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	6/30/2018	6/30/2017
	15 years
Domain-gross		$5,315	$5,315
Less accumulated amortization		(3,514)	(3,160)
Domain-net		$1,801	$2,155

Patents-gross		$95,572	$78,478
Less accumulated amortization		(4,642)	-
Patents-net		$90,930	$78,478

The Company recognized amortization expense of $4,996 and $355 for the years ended June 30, 2018 and 2017.

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the year. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards (Note 4), plus the assumed conversion of convertible debt (Note 5).

For the year ended June 30, 2018, the Company calculated the dilutive impact of the outstanding stock options of 10,250,000, and the convertible debt of $1,924,800, which is convertible into shares of common stock. The stock options and the convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

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

	For the years ended
	June 30,
	2018	2017

Income (Loss) to common shareholders (Numerator)	$(10,199,397)	$2,243,731

Basic weighted average number of common shares outstanding (Denominator)	758,786,508	637,798,226

Diluted weighted average number of common shares outstanding (Denominator)	758,786,508	960,785,068

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2018, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

JUNE 30, 2018 AND 2017

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2018 and 2017 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative liability measured at fair value at 6/30/2018	$10,857,698	$-	$-	$10,857,698

Derivative liability measured at fair value at 6/30/2017	$2,482,842	$-	$-	$2,482,842

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2016	$6,230,102
Fair value of derivative liabilities issued	206,418
Gain on change in derivative liability	(3,953,678)
Balance as of July 1, 2017	$2,482,842
Fair value of derivative liabilities issued	206,795
Loss on change in derivative liability	8,168,061
Balance as of June 30, 2018	$10,857,698

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $245,738 and $140,286 for the years ended June 30, 2018 and 2017, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than (50%) fifty percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 (twelve) months of the balance sheet date.

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

During the year ended June 30, 2018, the Company issued 152,974,759 shares of common stock upon conversion of convertible notes in the amount of $353,200 in principal, plus accrued interest of $106,003, with an aggregate fair value loss on settlement of $945,943, based upon conversion prices of $0.0070 and $0.0165.

During the year ended June 30, 2017, the Company issued 109,930,298 shares of common stock upon the conversion of $426,363 in principal, plus accrued interest of $114,631, with an aggregate fair value loss of $761,465 at prices ranging from $0.01 to $0.0145.

4.	STOCK OPTIONS

Options

As of June 30, 2018, 10,250,000 non-qualified common stock options were outstanding. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of June 30, 2018, 250,000 options are fully vested with a maturity date of March 31, 2020, and are exercisable at an exercise price of $0.02245 per share, and 10,000,000 non-qualified common stock options, which vest one-third immediately, and one-third the second and third year, whereby, the options are fully vested with a maturity date of October 2, 2022, and are exercisable at an exercise price of $0.01 per share.

A summary of the Company’s stock option activity and related information follows:

	6/30/2018		6/30/2017
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	250,000	$0.0103	500,000	$0.03
Granted	10,000,000	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	(250,000)	$0.04
Outstanding, end of period	10,250,000	$0.0103	250,000	$0.02
Exercisable at the end of period	3,583,333	$0.0095	250,000	$0.02

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

4.	STOCK OPTIONS (Continued)

The weighted average remaining contractual life of options outstanding as of June 30, 2018 and 2017 was as follows:

6/30/2018				6/30/2017
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.02	250,000	250,000	1.75	$0.02	250,000	250,000	2.50
$0.01	10,000,000	3,333,333	4.26	$-	-	-	-
	10,250,000	3,583,333			250,000	250,000

The stock-based compensation expense recognized in the statement of operations during the year ended June 30, 2018 and 2017, related to the granting of these options was $28,713 and $2,688, respectively.

5.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2018, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of debt discount	$1,775,400
Less current portion	405,714
Total long-term liabilities	$1,369,686

Maturities of long-term debt for the next three years are as follows:

Years Ending June 30,	Amount
2019	$-
2020	24,800
2021	540,000
2022	609,886
2023	195,000
$1,369,686

At June 30, 2018, the $1,924,800 in convertible promissory notes had a remaining debt discount of $149,400, leaving a net balance of $1,775,400.

On May 23, 2014, the Company issued a 10% convertible promissory note (the “May Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. The Company received additional tranches in the amount of $415,000 for an aggregate sum of $465,000. The May Note matured on May 23, 2015 and was extended to February 23, 2016. A second extension was granted to November 23, 2016. On January 19, 2017, the investor extended the May Note for an additional sixty (60) months from the effective date of each tranche, which matures on November 23, 2021.The May Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.0048 per share or fifty percent (50%) of the lowest trading price after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the May Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company issued 115,737,890 shares of common stock upon conversion of $228,000 in principal, plus accrued interest of $68,642, with an aggregate fair value loss of $945,943. The May Note as of June 30, 2018 was converted in full.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On April 9, 2015, the Company issued a 10% convertible promissory note (the “April Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. The Company received additional tranches in the amount of $450,000 for an aggregate sum of $500,000. The April Note matured nine (9) months from the effective dates of each respective tranche. A second extension was granted to October 9, 2016. On January 19, 2017, the investor extended the April Note for an additional (60) months from the effective date of each tranche, which matures on January 28, 2021.The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the April Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the period ended June 30, 2018, the Company issued 37,236,868, upon conversion of 125,200, plus accrued interest of $37,362, with a fair value loss of $262,704. The balance of the April Note as of June 30, 2018 was $374,800.

On January 28, 2016, the Company issued a 10% convertible promissory note (the “January Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The January Note matures twelve (12) months from the effective dates of each respective tranche. On January 19, 2017, the investor extended the January Note for an additional sixty (60) months from the effective date of each tranche, which matures on January 27, 2022.The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the January Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $38,514 during the year ended June 30, 2018. The balance of the January Note as of June 30, 2018 was $500,000.

On February 3, 2017, the Company issued a 10% convertible promissory note (the “February Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $60,000. The Company received additional tranches in the amount of $440,000 for an aggregate sum of $500,000. The February Note matures twelve (12) months from the effective dates of each respective tranche. The February Note matures on February 3, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The February Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the February Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $92,870 during the year ended June 30, 2018. The balance of the February Note as of June 30, 2018 was $500,000.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On November 9, 2017, for the sale of a 10% convertible promissory note (the “November Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $45,000. The Company received additional tranches in the amount of $455,000 for an aggregate sum of $500,000. The November Note matures twelve (12) months from the effective dates of each respective tranche. The November Note matures on November 9, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The November Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the November Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $30,671 during the year ended June 30, 2018. The balance of the November Note as of June 30, 2018 was $500,000.

On June 27, 2018, for the sale of a 10% convertible promissory note (the “June Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. The June Note matures twelve (12) months from the effective dates of each respective tranche. The June Note matures on June 27, 2019, with an automatic extension of sixty (60) months from the effective date of each tranche. The June Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the June Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $188 during the year ended June 30, 2018. The balance of the June Note as of June 30, 2018 was $50,000.

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

During the year ended June 30, 2018, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $206,795, based upon the Binomial lattice formula. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the year ended June 30, 2018, the Company recorded a net loss in change in derivative of $8,168,061 in the statement of operations due to the change in fair value of the remaining Notes. At June 30, 2018, the fair value of the derivative liability was $10,857,698.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	2.09% - 2.73%
Stock volatility factor	80.0% - 183.0%
Weighted average expected option life	1 year - 5 year
Expected dividend yield	None

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

7.	DEFERRED TAX BENEFIT

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amount when the realization is uncertain. Included in the balance at June 30, 2018 and 2017, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended June 30, 2018 and 2017, the Company did not recognize interest or penalties.

At June 30, 2018, the Company had net operating loss carry-forwards of approximately $5,829,800, which expires 20 years after the NOL year. No tax benefit has been reported in the June 30, 2018 and 2017 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2018 and 2017 due to the following:

	6/30/2018	6/30/2017
Book income (loss)	$(4,079,759)	$897,493
Non deductible expenses	3,791,305	(1,136,941)
Depreciation and amortization	(395)	(1,018)

Valuation Allowance	288,849	240,466

Income tax expense	$-	$-

Deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of June 30, 2018 and 2017:

	6/30/2018	6/30/2017
Deferred tax assets:
NOL carryover	$2,331,918	$2,048,129
Research & development	69,449	51,988
Related party accrual	76,500	76,500

Deferred tax liabilites:
Depreciation and amortization	(4,352)	(3,368)

Less Valuation Allowance	(2,473,515)	(2,173,249)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”).  The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. The Company is still in the process of analyzing the impact to the Company of the TCJA. Where the Company has been able to make reasonable estimates of the effects related to which its analysis is not yet complete, the Company has recorded provisional amounts. The ultimate impact to the Company’s financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA.

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

8.	COMMITMENTS AND CONTINGENCIES

The Company rents office space on a month-to-month rental in the amount of $900, which is due by the fifteenth of each month.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

9.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On July 12, 2018, the Company filed a Certificate of Designation with the Secretary of State of Nevada which designates 1,000, shares of the Company’s preferred stock par value $0.001 per shares, as Series A Preferred Stock.

Pursuant to the terms of the Designation, holders of Series A Preferred Stock shall not be entitled to dividends or a liquidation preference and shall have no conversion rights. The holders of Series A Preferred Stock shall have the right to vote separately as a class in an amount equal to 90% of the total vote with respect to a proposal related to (a) any amendment to the Company’s Articles of Incorporation changing the name of the Company, (b) increasing the authorized share capital of the Company, (c) any amendment to the Company’s Bylaws, and (d) effecting any reverse stock split of the Company’s issued and outstanding shares of capital stock. Such vote shall be determined by the holder(s) of a majority of the then issued and outstanding shares of Series A Preferred Stock. The shares of Series A Preferred stock shall be redeemed automatically at par value, upon the earlier of (i) the expiration of 120 days after the effective date of the Designation, (ii) the Company’s CEO no longer services as an officer, director or consultant of the Company or (iii) the date the Company’s shares of common stock first trades on a national securities exchange.

Effective July 12, 2018, the Board of Directors of the Company approved the issuance of 1,000 newly designated Series A Preferred Stock to its CEO, Timothy Young.

On July 17, 2018, a lender extended the February Note for sixty (60) months from the effective date. The terms and conditions remained unchanged.

On July 23, 2018, the Company received $63,000 in consideration upon the execution of a 10% unsecured convertible note (“July Note”) in the aggregate principal amount of up to $63,000. The July Note is convertible into shares of common stock of the Company at a price equal to 61% of the average lowest two (2) trading prices per common stock during the fifteen (15) trading days prior to the conversion date.

On August 10, 2018, the Company received $100,000 in consideration upon the execution of a 10% unsecured convertible note (“August Note”) for an aggregate principal amount of up to $500,000. The August Note is convertible into shares of common stock of the Company at a price equal to the lesser of a) $0.005 per share of common stock or b) sixty-one (61%) of the lowest trade price per common stock recorded on any trade day after the effective date.

On September 5, 2018, the Company issued 32,615,768 shares of common stock, upon partial conversion of principal in the amount of $44,500, plus accrued interest of $14,208 associated with the April Note.

On September 13, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 1,000,000,000 to 3,000,000,000

On September 19, 2018, the Company entered into a consulting agreement with GreenTech Development Corporation for assistance in the development and commercialization of the Company’s Technology.

