Form 10-Q
period 2018-09-30
Hypersolar, Inc.
filed 2018-11-01
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-54437

HYPERSOLAR, INC.

(Name of registrant in its charter)

Nevada	26-4298300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 E. Yanonali, Suite 36, Santa Barbara, CA 93101

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (805) 966-6566

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding, as of October 31, 2018 was 885,073,787.

HYPERSOLAR, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERSOLAR, INC.

CONDENSED BALANCE SHEETS

	September 30, 2018	June 30, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$75,086	$97,326
Prepaid expense	3,569	3,942

TOTAL CURRENT ASSETS	78,655	101,268

PROPERTY & EQUIPMENT
Computers and peripherals	8,100	8,100
Less: accumulated depreciation	(6,584)	(6,427)

NET PROPERTY AND EQUIPMENT	1,516	1,673

OTHER ASSETS
Deposits	900	900
Domain, net of amortization of $3,603 and $3,514, respectively	1,712	1,801
Patents, net of amortization of $5,622 and $4,642, respectively	99,171	90,930

TOTAL OTHER ASSETS	101,783	93,631

TOTAL ASSETS	$181,954	$196,572

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$146,525	$111,088
Accrued expenses	504,368	467,822
Derivative liability	7,948,478	10,857,698
Convertible promissory notes, net of debt discount of $236,755 and $66,335, respectively	476,412	405,714

TOTAL CURRENT LIABILITIES	9,075,783	11,842,322

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $167 and $38,514, respectively	1,330,133	1,369,686

TOTAL LONG TERM LIABILITIES	1,330,133	1,369,686

TOTAL LIABILITIES	10,405,916	13,212,008

SHAREHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 3,000,000,000 authorized common shares 885,073,787 and 852,458,018 shares issued and outstanding, respectively	885,074	852,458
Additional Paid in Capital	8,392,546	8,131,620
Accumulated deficit	(19,501,582)	(21,999,514)

TOTAL SHAREHOLDERS’ DEFICIT	(10,223,962)	(13,015,436)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$181,954	$196,572

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months Ended
	September 30, 2018	September 30, 2017

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	136,988	118,247
Research and development cost	74,588	66,553
Depreciation and amortization	1,225	1,914

TOTAL OPERATING EXPENSES	212,801	186,714

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(212,801)	(186,714)

OTHER INCOME/(EXPENSES)
(Loss) on conversion of debt	(234,834)	-
Gain on change in derivative liability	3,071,394	51,772
Interest expense	(125,827)	(93,198)

TOTAL OTHER (EXPENSES) INCOME	2,710,733	(41,426)

NET INCOME (LOSS)	$2,497,932	$(228,140)

BASIC AND DILUTED EARNING (LOSS) PER SHARE	$0.003	$(0.000)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	861,320,999	699,483,259

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2018	-	$-	852,458,018	$852,458	$8,131,620	$(21,999,514)	$(13,015,436)

Issuance of common stock for conversion of debt and accrued interest	-	-	32,615,769	32,616	260,926	-	293,542

Net Income	-	-	-	-	-	2,497,932	2,497,932

Balance at September 30, 2018 (unaudited)	-	$-	885,073,787	$885,074	$8,392,546	$(19,501,582)	$(10,223,962)

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,497,932	$(228,140)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation & amortization expense	1,225	1,914
(Gain) on change in derivative liability	(3,071,394)	(51,772)
Loss on conversion of debt	234,834	-
Amortization of debt discount recorded as interest expense	74,819	52,992
(Increase) Decrease in change in assets:
Prepaid expense	373	2,500
Increase (Decrease) in change in liabilities :
Accounts payable	35,437	31,958
Accrued expenses	50,755	40,206

NET CASH USED IN OPERATING ACTIVITIES	(176,019)	(150,342)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(9,221)	(3,366)

NET CASH USED IN INVESTING ACTIVITIES:	(9,221)	(3,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	163,000	120,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	163,000	120,000

NET DECREASE IN CASH	(22,240)	(33,708)

CASH, BEGINNING OF PERIOD	97,326	80,133

CASH, END OF PERIOD	$75,086	$46,425

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$253	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes and accrued interest	$293,542	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2018

1.	BASIS PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of S-X Regulation Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.  For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2018.

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placement offerings of equity and debt. Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business. There is no assurance that the Company will be able to continue raising the required capital.

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

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. During the three months ended September 30, 2018, the Company reviewed the capitalized patents for impairment in accordance with ASC 350, and determined there was no impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

The Company recognized amortization expense of $1,069 and $1,914 for the three months ended September 30, 2018 and 2017, respectively.

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

For the three months ended September 30, 2018, the Company calculated the dilutive impact of the outstanding stock options of 10,250,000, and the convertible debt of $2,043,300, which is convertible into shares of common stock. The stock options and the convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

For the three months ended September 30, 2017, the Company calculated the dilutive impact of the outstanding stock options of 250,000, and the convertible debt of $1,653,000, which is convertible into shares of common stock. The stock options and the convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2018

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2018, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2018 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liability	7,948,478	-	-	7,948,478
Total derivative liabilities measured at fair value	$7,948,478	$-	$-	$7,948,478

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2018	$10,857,698
Fair value of derivative liabilities issued	162,174
(Gain) on change in derivative liability	(3,071,394)
Balance as of September 30, 2018	$7,948,478

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements

In August 2017, FASB issued accounting standards update ASU-2017-12, (Topic 815) – “Targeted Improvements to Accounting for Hedging Activities”, to require an entity to present the earnings effect of the hedging instrument in the same statement line item in which the earnings effect of the hedged item is reported. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods with the fiscal years beginning after December 15, 2020. Early adoption is permitted in any interim period after issuance of the update. The Company is currently evaluating the impact of the adoption of ASU-2017 on the Company’s financial statements.

In June 2018, FASB issued accounting standards update ASU 2018-07, (Topic 505) – “Shared-Based Payment Arrangements with Nonemployees”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted if financial statements have not yet been issued. The Company is currently evaluating the impact of the adoption of ASU 2018-07 on the Company’s financial statements.

In August 2018, the FASB issued to accounting standards update ASU 2018-13, (Topic 820) - “Fair Value Measurement”, which changes the unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance. The Company is currently evaluation the impact of the adoption of ASU 2018-13, on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

During the three months ended September 30, 2018, the Company issued 32,615,769 shares of common stock upon conversion of convertible notes in the amount of $44,500 in principal, plus accrued interest of $14,208, with an aggregate fair value loss on settlement of $234,834, based upon a conversion price of $0.009.

4.	STOCK OPTIONS

Options

As of September 30, 2018, 10,250,000 non-qualified common stock options were outstanding. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of September 30, 2018, 250,000 options are fully vested with a maturity date of March 31, 2020, and are exercisable at an exercise price of $0.02245 per share, and 10,000,000 non-qualified common stock options, which vest one-third immediately, and one-third the second and third year, whereby, the options are fully vested with a maturity date of October 2, 2022, and are exercisable at an exercise price of $0.01 per share.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2018

4.	STOCK OPTIONS (Continued)

A summary of the Company’s stock option activity and related information follows:

	9/30/2018		9/30/2017
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	10,250,000	$0.01	250,000	$0.02
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Outstanding, end of period	10,250,000	$0.01	250,000	$0.02
Exercisable at the end of period	3,583,333	$0.01	250,000	$0.02

The stock based compensation expense recognized in the statement of operations during the three months ended September 30, 2018 and 2017, related to the granting of these options was $0, respectively.

5.	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2018, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of debt discount	$1,806,545
Less current portion	476,412
Total long term liabilities	$1,330,133

Maturities of long-term net of debt discount are as follows:

9/30	Amount
2020	230,000
2021	905,300
2022	194,833
$1,330,133

At September 30, 2018, the $2,043,300 in convertible promissory notes had a remaining debt discount of $236,755, leaving a net balance of $1,806,545.

On April 9, 2015, the Company issued a 10% convertible promissory note (the “April Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. The Company received additional tranches in the amount of $450,000 for an aggregate sum of $500,000. The April Note matured nine (9) months from the effective dates of each respective tranche. A second extension was granted to October 9, 2016. On January 19, 2017, the investor extended the April Note for an additional (60) months from the effective date of each tranche, which matures on April 9, 2020.The April Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the April Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the period ended September 30, 2018, the Company issued 32,615,769, upon conversion of 44,500, plus accrued interest of $14,208, with a fair value loss of $234,834. The balance of the April Note as of September 30, 2018 was $330,300.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On January 28, 2016, the Company issued a 10% convertible promissory note (the “January Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The January Note matures twelve (12) months from the effective dates of each respective tranche. On January 19, 2017, the investor extended the January Note for an additional sixty (60) months from the effective date of each tranche, which matures on January 27, 2022. The January Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the January Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the January Note as of September 30, 2018 was $500,000.

On February 3, 2017, the Company issued a 10% convertible promissory note (the “February Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $60,000. The Company received additional tranches in the amount of $440,000 for an aggregate sum of $500,000. The February Note matures twelve (12) months from the effective dates of each respective tranche. The February Note matures on February 3, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The February Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the February Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $4,947 during the three months ended September 30, 2018. The balance of the February Note as of September 30, 2018 was $500,000.

On November 9, 2017, for the sale of a 10% convertible promissory note (the “November Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $45,000. The Company received additional tranches in the amount of $455,000 for an aggregate sum of $500,000. The November Note matures twelve (12) months from the effective dates of each respective tranche. The November Note matures on November 9, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The November Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the November Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $38,366 during the three months ended September 30, 2018. The balance of the November Note as of September 30, 2018 was $500,000.

On June 27, 2018, for the sale of a 10% convertible promissory note (the “June Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. The June Note matures twelve (12) months from the effective dates of each respective tranche. The June Note matures on June 27, 2019, with an automatic extension of sixty (60) months from the effective date of each tranche. The June Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the June Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $5,780 during the three months ended September 30, 2018. The balance of the June Note as of September 30, 2018 was $50,000.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On July 23, 2018, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “July Note”) in the aggregate principal amount of up to $63,000. The July Note matures on July 23, 2019. The July Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the July Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $11,753 during the three months ended September 30, 2018.

On August 10, 2018, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “August Note”) in the aggregate principal amount of up to $100,000. The August Note matures on August 10, 2019, with an extension of sixty (60) months from the date of the note. The August Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the August Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $13,973 during the three months ended September 30, 2018.

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

During the three months ended September 30, 2018, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $162,174, based upon the Binomial lattice formula. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the three months ended September 30, 2018, the Company recorded a net gain in change in derivative of $3,071,394 in the statement of operations due to the change in fair value of the remaining notes, for the three months ended September 30, 2018. The Company also recognized a loss on conversion of debt in the amount of $234,834 in the statement of operations at September 30, 2018. At September 30, 2018, the fair value of the derivative liability was $7,948,478.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	2.19% - 2.94%
Stock volatility factor	43.0% - 138.0%
Weighted average expected option life	1 year - 5 year
Expected dividend yield	None

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2018

7.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On October 3, 2018, the Company received $53,000 on the 10% unsecured convertible note (“October Note”) in the aggregate principal amount of up to $53,000, with a maturity date of October 3, 2019. The October Note is convertible into shares of common stock of the Company at a price equal to sixty one percent (61%) per share of the lowest average two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date.

On October 9, 2018, the Company received $40,000 on the 10% unsecured convertible note (“June Note”) in the aggregate principal amount of up to $500,000. The June Note is convertible into shares of common stock of the Company at a price equal to a) $0.01 per share or fifty percent (50%) of the lowest trading prices per common stock since the original effective date.

On October 12, 2018, the lender extended the November Note for sixty (60) months from the effective date. The other terms and conditions remained unchanged.

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

Overview

At HyperSolar, Inc., our goal is to replace all forms of energy on earth with renewable energy.

We refer to our technology as the HyperSolar H2Generator which is comprised of the following components:

●	The Generator Housing - Novel (patent pending) is the first of its type to safely separate oxygen and hydrogen in the water splitting process without sacrificing efficiency. This device houses the water, the solar particles/cells and is designed with inlets and outlets for water and gasses. Utilizing a special membrane for separating the oxygen side from the hydrogen side, proton transport is increased which is the key to safely increasing solar-to-hydrogen efficiency. Our design can be scaled up and manufactured for commercial use.
●	The NanoParticle or Solar Cell - Our patented nanoparticle consists of thousands of tiny solar cells that are electrodeposited into one tiny structure to provide the charge that splits the water molecule when the sun excites the electron. In the process of optimizing our nanoparticles to be efficient and only use earth abundant materials, (an ongoing process), we experimented with commercially available triple junction silicon solar cells to perform tests with our generator housing and other components. Through this experimentation, our discovery makes us believe we can bring a system to market utilizing these readily available cells while our nanoparticles are still being optimized. These solar cells also absorb the sunlight and produce the necessary charge for splitting the water molecule to produce the hydrogen and oxygen.
●	Oxygen Evolution Catalyst - This proprietary catalyst developed at the University of Iowa lab is uniformly applied onto the solar cell or nanoparticle and efficiently collects holes to oxidize water molecule to generate oxygen gas. The oxygen evolution catalyst must be transparent to absorb the sun’s energy or light. It must be stable in alkaline, neutral and acidic environments.
●	Hydrogen Evolution Catalyst - Necessary for collecting electrons to reduce protons for generating hydrogen gas, we recently announced the successful integration of a low-cost hydrogen catalyst into our generator system successfully coating a triple junction solar cell with a catalyst comprised primarily of ruthenium, carbon and nitrogen that can function as well as platinum, the current catalyst used for hydrogen production, but at a 20x reduced cost.

●	Transparent Conductive Coating - A patent pending coating to protect our nanoparticles and solar cells from photo corrosion and efficiently transfer charges to catalysts for oxygen and hydrogen evolution reactions.
●	A concentrator equal to two suns - This inexpensive Fresnel lens concentrator to increase sunlight to equal two suns reduces our necessary footprint for a 1000 KG per day system by 40%.

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

Our team at the University of Iowa led by our CTO Dr. Joun Lee, has reach a milestone of 365 consecutive hours of continuous hydrogen production utilizing completely immersed solar cells with no external biases achieving simulated production equal to one year. We believe this to be a record for completely immersed cells. Now ready to take our technology out of the lab, we are working with several vendors to commercialize and manufacturer our first generation of renewable hydrogen panels that use sunlight and water to generate hydrogen. We are currently working towards building a pilot plant in 2019 adjacent to a large company distribution or fulfillment center so they can power their fuel cell forklifts and materials handling equipment with completely renewable hydrogen vs. having to transport steam reformed hydrogen where the production process emits tons of harmful emissions and must be transported.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2018, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2018, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements are disclosed in notes to the financials.

Results of Operations for the Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017.

Operating Expenses

Operating expenses for the three months ended September 30, 2018 were $212,801 and $186,714 for the prior period ended September 30, 2017. The net increase of $26,087 in operating expenses consisted primarily of an increase in general and administrative expenses of $18,741, increase in research and development cost in the amount of $8,035, with a decrease in depreciation and amortization of $689.

Other Income/(Expenses)

Other income and (expenses) for the three months ended September 30, 2018 were $2,710,733 and $(41,426) for the prior period ended September 30, 2017. The increase in other income of $2,752,159 in other income and (expenses) was the result of an increase in net gain on change in fair value of the derivative instruments of $3,019,622, an increase in loss on conversion of debt of $234,834, and an increase in interest expense of $32,629, which includes a net change of $21,827 of amortization of debt discount.

Net Income/(Loss)

For the three months ended September 30, 2018, our net income was $2,497,932 as compared to a net loss of $(228,140) for the prior period September 30, 2017. The increase in net income of $2,726,072 was related primarily to the increase in other income and (expenses) associated with non-cash cost of the fair value of the convertible notes, with an overall increase in operating expenses. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2018, we had a working capital deficit of $8,997,128 as compared to $11,741,054 as of June 30, 2018. This decrease in working capital deficit of $2,770,478 was due primarily to a decrease in cash, prepaid expenses, and non-cash derivative liability, offset by an increase in other assets, accounts payable, accrued expenses, and current portion of convertible notes.

Cash used in operating activities was $176,019 for the three months ended September 30, 2018 and $150,342 for the prior period ended September 30, 2017. The increase in cash used in operating activities was due to an increase in research and development cost, and professional fees. The Company has had no revenues.

Cash used in investing activities during the three months ended September 30, 2018 and 2017 was $9,221 and $3,366, respectively. The increase in investing activities was due to an increase in the purchase of intangible assets in the current period.

Cash provided by financing activities during the three months ended September 30, 2018 and 2017 was $163,000 and $120,000, respectively. The increase is a result of an increased in borrowing to cover our general expenses, research related expenses and protection of our intellectual property. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements of our security, as we currently have not generated any revenues.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended September 30, 2018, we did not generate any revenues, incurred net income of $2,497,932, which was primarily associated with the net change in derivative instruments, and cash used in operations of $176,019. As of September 30, 2018, we had a working capital deficiency of $8,997,128 and a shareholders’ deficit of $10,223,962. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2018, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. We have historically obtained funds from our shareholders through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to further research, develop, and protect our technology.

We believe that our current cash balances will be sufficient to support development activity, intellectual property protection, and all general and administrative expenses for the next 30 days. Management estimates that we will require additional cash resources during 2018, based upon its current operating plan and condition. We have entered into a convertible note with an investor which provides us access to additional capital in the aggregate remaining balance of $400,000. However, the convertible note contains a beneficial ownership blocker which limits conversions which would result in the holder owning more than 4.99% of our outstanding common shares. We are investigating additional financing alternatives, including continued equity and/or debt financing. There can be no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to reduce the size of our operations, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on September 25, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2018, the Company issued 32,615,769 shares of common stock upon partial conversion of principal of $44,500, plus accrued interest of $14,208 on an outstanding convertible promissory note.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Convertible Promissory Note dated October 3, 2018 between the Company and PowerUp Lending (incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2018)
10.2	Securities Purchase Agreement dated October 3, 2018 between the Company and PowerUp Lending (incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2018)
31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).
32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
EX-101.INS**	XBRL Instance Document
EX-101.SCH**	XBRL Taxonomy Extension Schema Document
EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB**	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 1, 2018	HYPERSOLAR, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer and Accounting Officer)