Form 10-Q
period 2018-12-31
Hypersolar, Inc.
filed 2019-02-12
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding, as of February 11, 2019 was 941,209,787.

HYPERSOLAR, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERSOLAR, INC.

CONDENSED BALANCE SHEETS

	December 31, 2018	June 30, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$50,914	$97,326
Prepaid expense	3,195	3,942

TOTAL CURRENT ASSETS	54,109	101,268

PROPERTY & EQUIPMENT
Computers and peripherals	1,883	8,100
Less: accumulated depreciation	(523)	(6,427)

NET PROPERTY AND EQUIPMENT	1,360	1,673

OTHER ASSETS
Deposits	-	900
Domain, net of amortization of $3,691 and $3,514, respectively	1,624	1,801
Patents, net of amortization of $7,215 and $4,642, respectively	101,419	90,930

TOTAL OTHER ASSETS	103,043	93,631

TOTAL ASSETS	$158,512	$196,572

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$92,854	$111,088
Accrued expenses	553,258	467,822
Derivative liability	11,676,948	10,857,698
Convertible promissory notes, net of debt discount of $302,284 and $66,335, respectively	163,216	405,714

TOTAL CURRENT LIABILITIES	12,486,276	11,842,322

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $45,142 and $38,514, respectively	1,785,158	1,369,686

TOTAL LONG TERM LIABILITIES	1,785,158	1,369,686

TOTAL LIABILITIES	14,271,434	13,212,008

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 3,000,000,000 authorized common shares 894,676,787 and 852,458,018 shares issued and outstanding, respectively	894,677	852,458
Additional Paid in Capital	8,512,489	8,131,620
Accumulated deficit	(23,520,088)	(21,999,514)

TOTAL SHAREHOLDERS' DEFICIT	(14,112,922)	(13,015,436)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$158,512	$196,572

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	276,042	153,615	412,731	271,863
Research and development cost	67,982	53,611	142,570	120,163
Depreciation and amortization	1,839	1,014	3,064	2,927

TOTAL OPERATING EXPENSES	345,863	208,240	558,365	394,953

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(345,863)	(208,240)	(558,365)	(394,953)

OTHER INCOME/(EXPENSES)
(Loss) on conversion of debt	-	(227,764)	(234,834)	(227,764)
Gain on change in derivative liability	(3,505,767)	(1,105,933)	(434,373)	(1,054,161)
Interest expense	(167,175)	(83,145)	(293,002)	(176,344)

TOTAL OTHER (EXPENSES) INCOME	(3,672,942)	(1,416,842)	(962,209)	(1,458,269)

NET LOSS	$(4,018,805)	$(1,625,082)	$(1,520,574)	$(1,853,222)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	886,221,972	699,483,259	873,771,485	699,483,259

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Unaudited)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2017	-	$-	699,483,259	$699,483	$6,850,736	$(11,800,117)	$(4,249,898)

Issuance of common stock for conversion of debt and accrued interest	-	-	60,426,825	60,427	331,878	-	392,305

Stock based compensation expense	-	-	-	-	28,713	-	28,713

Net loss	-	-	-	-	-	(1,853,222)	(1,853,222)

Balance at December 31, 2017 (unaudited)	-	$-	759,910,084	$759,910	$7,211,327	$(13,653,339)	$(5,682,102)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2018	-	$-	852,458,018	$852,458	$8,131,620	$(21,999,514)	$(13,015,436)

Issuance of common stock for conversion of debt and accrued interest	-	-	32,615,769	32,616	260,926	-	293,542

Issuance of common stock for services	-	-	9,603,000	9,603	91,229	-	100,832

Stock based compensation expense	-	-	-	-	28,714	-	28,714

Net Loss	-	-	-	-	-	(1,520,574)	(1,520,574)

Balance at December 31, 2018 (unaudited)	-	$-	894,676,787	$894,677	$8,512,489	$(23,520,088)	$(14,112,922)

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Unaudited)

	Six Months Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,520,574)	$(1,853,222)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization expense	3,064	2,927
Stock based compensation expense	28,714	28,713
Stock issued for services	100,832	-
(Gain) on change in derivative liability	434,373	1,054,161
Loss on conversion of debt	234,834	227,764
Amortization of debt discount recorded as interest expense	186,851	94,029
(Increase) Decrease in change in assets:
Prepaid expense	746	4,167
Increase (Decrease) in change in liabilities:
Accounts payable	(23,335)	36,244
Accrued expenses	105,645	82,314

NET CASH USED IN OPERATING ACTIVITIES	(448,850)	(322,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(13,062)	(3,766)

NET CASH USED IN INVESTING ACTIVITIES:	(13,062)	(3,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	415,500	300,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	415,500	300,000

NET DECREASE IN CASH	(46,412)	(26,669)

CASH, BEGINNING OF PERIOD	97,326	80,133

CASH, END OF PERIOD	$50,914	$53,464

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$507	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes and accrued interest	$293,542	$392,305
Fair value of common stock issued for services	$100,832	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2018

1.	BASIS PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2018.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placement offerings of equity and debt. Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business. There is no assurance that the Company will be able to continue raising the required capital.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to useful lives and impairment of tangible and intangible assets, accruals, income taxes, stock-based compensation expense, Binomial lattice valuation model inputs, derivative liabilities and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

The Company recognized amortization expense of $2,794 and $1,914 for the six months ended December 31, 2018 and 2017, respectively.

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

For the six months ended December 31, 2018, the Company calculated the dilutive impact of the outstanding stock options of 10,250,000, and the convertible debt of $2,295,800, which is convertible into shares of common stock. The stock options and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

For the six months ended December 31, 2017, the Company calculated the dilutive impact of the outstanding stock options of 10,250,000, and the convertible debt of $1,706,100, which is convertible into shares of common stock. The stock options and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Incentive Plan and Stock Options

Equity Incentive Plan

On December 17, 2018, the Board of Directors approved and adopted the 2019 Equity Incentive Plan (“the Plan”), with 300,000,000 shares set aside and reserved for issuance pursuant to the Plan. The purpose of the Plan is to promote the success of the Corporation and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The awards are performance-based compensation that are granted under the Plan as incentive stock options (ISO) or nonqualified stock options. The maximum term of each option (ISO or NQSO) shall be ten (10) years. The per share exercise price for each option shall not be less than 100% of the fair market value of a share of common stock on the date of grant of the option. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing cost. The Company accounts for stock option grants issued and vesting to employees and non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2018, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2018 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative liability	11,676,948	-	-	11,676,948
Total derivative liabilities measured at fair value	$11,676,948	$-	$-	$11,676,948

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2018	$10,857,698
Fair value of derivative liabilities issued	384,877
Loss on change in derivative liability	434,373
Balance as of December 31, 2018	$11,676,948

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

In August 2018, the FASB issued to accounting standards update ASU 2018-13, (Topic 820) - "Fair Value Measurement”, which changes the unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance. The Company is currently evaluation the impact of the adoption of ASU 2018-13, on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2018

3.	CAPITAL STOCK

During the six months ended December 31, 2018, the Company issued 32,615,769 shares of common stock upon conversion of convertible notes in the amount of $44,500 in principal, plus accrued interest of $14,208, with an aggregate fair value loss on settlement of $234,834, based upon a conversion price of $0.009.

During the six months ended December 31, 2018, the Company issued 9,603,000 shares of common stock under the 2019 Equity Incentive Plan for services rendered at a fair value price of $0.0105 per share in the amount of $100,832.

4.	STOCK OPTIONS

Options

As of December 31, 2018, 10,250,000 non-qualified common stock options were outstanding. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of March 31, 2018, 250,000 options are fully vested with an expiration date of March 31, 2020, and are exercisable at an exercise price of $0.02245 per share, and 10,000,000 non-qualified common stock options, which vested one-third on the grant date, and one-third on each of the second and third anniversary, with an expiration date of October 2, 2022, and are exercisable at an exercise price of $0.01 per share.

A summary of the Company’s stock option activity and related information follows:

	12/31/2018		12/31/2017
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	10,250,000	$0.0103	250,000	0.0225
Granted	-	-	10,000,000	0.0100
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Outstanding, end of period	10,250,000	$0.0103	10,250,000	$0.0103
Exercisable at the end of period	6,916,667	$0.0105	3,583,333	$0.0109

The stock-based compensation expense recognized in the statement of operations during the six months ended December 31, 2018 and 2017, related to the granting of these options was $28,714 and $28,713, respectively.

The intrinsic value as of December 31, 2018 was $10,000.

5.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2018, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of debt discount	$1,948,374
Less current portion	163,216
Total long term liabilities	$1,785,158

Maturities of long-term debt for the next four years are as follows:

Year Ended 6/30/2018	Amount
2020	-
2021	560,300
2022	575,000
2023	649,858
$1,785,158

At December 31, 2018, the $2,295,800 in convertible promissory notes had a remaining debt discount of $347,426, leaving a net balance of $1,948,374.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On April 9, 2015, the Company issued a 10% convertible promissory note (the “April 2015 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. The Company received additional tranches in the amount of $450,000 for an aggregate sum of $500,000. The April 2015 Note matured nine (9) months from the effective dates of each respective tranche. A second extension was granted to October 9, 2016. On January 19, 2017, the investor extended the April 2015 Note for an additional (60) months from the effective date of each tranche, which matures on April 9, 2020.The April 2015 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the April 2015 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the six months ended December 31, 2018, the Company issued 32,615,769, upon conversion of 44,500, plus accrued interest of $14,208, with a fair value loss of $234,834. The balance of the April 2015 Note as of December 31, 2018 was $330,300.

On January 28, 2016, the Company issued a 10% convertible promissory note (the “Jan 2016 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The Jan 2016 Note matures twelve (12) months from the effective dates of each respective tranche. On January 19, 2017, the investor extended the Jan 2016 Note for an additional sixty (60) months from the effective date of each tranche, which matures on January 27, 2022.The Jan 2016 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jan 2016 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Jan 2016 Note as of December 31, 2018 was $500,000.

On February 3, 2017, the Company issued a 10% convertible promissory note (the “Feb 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $60,000. The Company received additional tranches in the amount of $440,000 for an aggregate sum of $500,000. The Feb 2017 Note matures twelve (12) months from the effective dates of each respective tranche. The Feb 2017 Note matures on February 3, 2018, with the Lender having the option to allow of an extension of sixty (60) months from the effective date of each tranche. The Feb 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Feb 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $4,947 during the six months ended December 31, 2018. The balance of the Feb 2017 Note as of December 31, 2018 was $500,000.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On November 9, 2017, the Company issued a 10% convertible promissory note (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $45,000. The Company received additional tranches in the amount of $455,000 for an aggregate sum of $500,000. The Nov 2017 Note matures twelve (12) months from the effective dates of each respective tranche. The Nov 2017 Note matures on November 9, 2018, with the Lender having the option to allow for an extension of sixty (60) months from the effective date of each tranche. The Nov 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $76,400 during the six months ended December 31, 2018. The balance of the Nov 2017 Note as of December 31, 2018 was $500,000.

On June 27, 2018, the Company issued a 10% convertible promissory note (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. On October 9, 2018, the Company received another tranche of $40,000, for a total aggregate of $90,000 as of December 31, 2018. The Jun 2018 Note matures twelve (12) months from the effective dates of each respective tranche. The Jun 2018 Note matures on June 27, 2019, with the Lender having the option to allow for an extension of sixty (60) months from the effective date of each tranche. The Jun 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $13,880 during the six months ended December 31, 2018. The balance of the Jun 2018 Note as of December 31, 2018 was $90,000.

On July 23, 2018, the Company issued a 10% unsecured convertible note (the “Jul 2018 Note”) in the aggregate principal amount of up to $63,000. The Jul 2018 Note matures on July 23, 2019. The Jul 2018 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jul 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $27,425 during the six months ended December 31, 2018.

On August 10, 2018, the Company issued a 10% unsecured convertible note (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note matures on August 10, 2019, with the Lender having the option to allow for an extension of sixty (60) months from the date of the note. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $39,178 during the six months ended December 31, 2018.

On October 3, 2018 , the Company issued a 10% unsecured convertible note (the “Oct 2018 Note”) in the aggregate principal amount of up to $53,000, which was funded on October 12, 2018. The Oct 2018 Note matures on October 12, 2019. The Oct 2018 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Oct 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $12,923 during the six months ended December 31, 2018.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On November 16, 2018, the Company issued a 10% unsecured convertible note (the “Nov 2018 Note”) in the aggregate principal amount of up to $53,000. The Nov 2018 Note matures on November 16, 2019. The Nov 2018 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Nov 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,534 during the six months ended December 31, 2018.

On December 11, 2018, the Company issued a 10% unsecured convertible note (the “Dec 2018 Note”) in the aggregate principal amount of up to $53,000. The Dec 2018 Note matures on December 11, 2019. The Dec 2018 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Dec 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $2,904 during the six months ended December 31, 2018.

On December 14, 2018, the Company issued a 10% unsecured convertible note (the “Dec 14, 2018 Note”) in the aggregate principal amount of up to $53,500. The Dec 14, 2018 Note matures on December 14, 2019. The Dec 14 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest trading prices per common stock during the fifteen (25) trading day prior to the conversion date. The conversion feature of the Dec 14, 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $2,492 during the six months ended December 31, 2018.

Each of the Notes issued by the Company restricts the holder from effecting a conversion, if such conversion, along with the other shares of the Company’s common stock beneficially owned by the holder and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

6.	DERIVATIVE LIABILITIES

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

The convertible notes (the “Notes”) issued do not have fixed settlement provisions because their conversion prices are not fixed. The conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the six months ended December 31, 2018, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $384,877, based upon the Binomial lattice formula. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the six months ended December 31, 2018, the Company recorded a net loss in change in derivative of $434,373 in the statement of operations due to the change in fair value of the remaining notes, for the six months ended December 31, 2018. The Company also recognized a loss on conversion of debt in the amount of $234,834 in the statement of operations at December 31, 2018. At December 31, 2018, the fair value of the derivative liability was $11,676,948.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	2.46% - 2.63%
Stock volatility factor	69.0% - 129.0%
Weighted average expected option life	6 months - 5 year
Expected dividend yield	None

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2018

7.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On January 18, 2019, the Company issued a 10% unsecured convertible note in the principal amount of $33,000, at a purchase price of $31,750, plus an original issue discount of $1,250. The Note matures on January 18, 2020. The Note is convertible into shares of common stock of the Company at conversion price per shares equal to 61% multiplied by the lowest trading price during the twenty-five (25) trading day period prior to the conversion date.

On January 23, 2019, the Company issued 33,489,863 shares upon conversion of principal in the amount of $44,700, plus accrued interest of $15,582.

On January 23, 2019, the Company granted 170,000,000 stock options under the Company’s 2019 Equity Incentive Plan which options are exercisable at a price of $0.0099. One-third (1/3) of the Options vested immediately on the grant date, and the remainder of the Options shall vest one-twenty fourth (1/24) per month from months one through twenty-four after the date of grant.

On January 31, 2019, the Company issued a 10% convertible promissory note in the principal amount of $80,000, which included fees of $2,000. The Note is convertible into shares of common stock of the Company at a conversion price which shall equal to 39% multiplied by the average of the two (2) lowest trading prices of the Company’s common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the date of conversion. The Note matures on January 31, 2020.

On January 31, 2019, the Company granted 6,000,000 stock options under the Company’s 2019 Equity Incentive Plan which options are exercisable at a price of $0.0097. Two-third (2/3) of the Options vested immediately on the grant date, and the remainder of the Options shall vest one-twelfth (1/12) per month from months one through twelve after the date of grant.

During the month of February 2019, the Company issued 13,042,837 shares upon conversion of principal in the amount of $63,000, plus accrued interest of $3,150.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to useful lives and impairment of tangible and intangible assets, accruals, income taxes, stock-based compensation expense, Binomial lattice valuation model inputs, derivative liabilities and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2018, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the six months ended December 31, 2018, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements are disclosed in notes to the financials.

Results of Operations for the Three Months Ended December 31, 2018 compared to Three Months Ended December 31, 2017.

Operating Expenses

Operating expenses for the three months ended December 31, 2018 were $345,863 and $208,240 for the prior period ended December 31, 2017. The net increase of $137,623 in operating expenses consisted primarily of an increase in general and administrative expenses of $122,427 due to non-cash transactions issued for services and stock compensation, with an increase in research and development cost in the amount of $14,371 due to project development, and an increase in depreciation and amortization of $825.

Other Income/(Expenses)

Other income and (expenses) for the three months ended December 31, 2018 were $(3,672,942) and $(1,416,842) for the prior period ended December 31, 2017. The increase in other expenses of $2,256,100 in other income and (expenses) was the result of an increase in net loss on change in fair value of the derivative instruments of $2,399,834, and an increase in interest expense of $84,030, which includes a net change of $92,822 of amortization of debt discount, with a decrease in loss on conversion of debt of $227,764.

Net Loss

For the three months ended December 31, 2018, our net loss was $(4,018,805) as compared to a net loss of $(1,625,082) for the prior period December 31, 2017. The majority of the increase in net loss was due primarily to a decrease in other expenses associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Results of Operations for the Six Months Ended December 31, 2018 compared to Six Months Ended December 31, 2017.

Operating Expenses

Operating expenses for the six months ended December 31, 2018 were $558,365 and $394,953 for the prior period ended December 31, 2017. The net increase of $163,412 in operating expenses consisted primarily of an increase in general and administrative expenses of $140,868 due to an increase in non-cash transactions issued for services and stock compensation, with an increase in research and development cost in the amount of $22,407 due to an increase in project development cost, and an increase in depreciation and amortization of $137.

Other Income/(Expenses)

Other income and (expenses) for the six months ended December 31, 2018 were $(962,209) and $(1,458,269) for the prior period ended December 31, 2017. The decrease in other expenses of $496,060 in other income and (expenses) was the result of a decrease in net loss on change in fair value of the derivative instruments of $619,788, with an increase in interest expense of $116,658, which includes a net change of $92,821 of amortization of debt discount, with a decrease in loss on conversion of debt of $7,070.

Net Loss

For the six months ended December 31, 2018, our net loss was $(1,520,574) as compared to a net loss of $(1,853,222) for the prior period December 31, 2017. The majority of the decrease in net loss was due primarily to a decrease in other expenses associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2018, we had a working capital deficit of $12,432,167 as compared to $11,741,054 as of June 30, 2018. This increase in working capital deficit of $691,113 was due primarily to a decrease in cash, prepaid expenses, accounts payable, and current portion of convertible notes, offset by an increase in accrued expenses, and non-cash derivative liability.

Cash used in operating activities was $448,850 for the six months ended December 31, 2018 and $322,903 for the prior period ended December 31, 2017. The increase in cash used in operating activities was due to an increase in research and development cost, insurance and professional fees. The Company has had no revenues.

Cash used in investing activities during the six months ended December 31, 2018 and 2017 was $13,062 and $3,766, respectively. The increase in investing activities was due to an increase in the purchase of intangible assets in the current period.

Cash provided by financing activities during the six months ended December 31, 2018 and 2017 was $415,500 and $300,000, respectively. The increase is a result of an increased in borrowing to cover our general expenses, research and related expenses and protection of our intellectual property. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements \, as we have not generated any revenues since inception.

The condensed unaudited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed unaudited financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended December 31, 2018, we did not generate any revenues, incurred net loss of $1,520,574, which was primarily associated with the net change in derivative instruments, and cash used in operations of $448,850. As of December 31, 2018, we had a working capital deficiency of $12,432,167 and a shareholders’ deficit of $14,112,922. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2018, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. We have historically obtained funds from our shareholders through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to further research, develop, and protect our technology.

We believe that our current cash balances will be sufficient to support development activity, intellectual property protection, and all general and administrative expenses for the next 30 days. Management estimates that we will require additional cash resources during 2019, based upon its current operating plan and condition. We have entered into convertible promissory notes which provides us access to additional capital in the aggregate remaining balance of up to $400,000. However, the convertible promissory notes contain beneficial ownership blockers which limit conversions which would result in the holders owning more than 4.99% of our outstanding common shares. We are purusing additional financing alternatives, including continued equity and/or debt financing. There can be no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to reduce the size of our operations, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2018, the Company issued 9,603,000 shares of common stock under the 2019 Equity Incentive Plan for services performed by a non-employee at fair value of $0.0109 per share.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

[NTD – Include notes that were recently issued and not disclosed in 8-K]

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

February 12, 2019	HYPERSOLAR, INC.

	By:	/s/ Timothy Young
Timothy Young
Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and
Acting Principal Financial Officer and Accounting Officer)