Form 10-Q
period 2019-03-31
Hypersolar, Inc.
filed 2019-05-14
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

The number of shares of registrant’s common stock outstanding, as of May 9, 2019 was 1,005,315,901.

HYPERSOLAR, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERSOLAR, INC.

CONDENSED BALANCE SHEETS

	March 31, 2019	June 30, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$82,282	$97,326
Prepaid expense	2,822	3,942

TOTAL CURRENT ASSETS	85,104	101,268

PROPERTY & EQUIPMENT
Computers and peripherals	1,883	8,100
Less: accumulated depreciation	(680)	(6,427)

NET PROPERTY AND EQUIPMENT	1,203	1,673

OTHER ASSETS
Deposits	-	900
Domain, net of amortization of $3,780 and $3,514, respectively	1,535	1,801
Patents, net of amortization of $8,932 and $4,642, respectively	99,702	90,930

TOTAL OTHER ASSETS	101,237	93,631

TOTAL ASSETS	$187,544	$196,572

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$65,171	$111,088
Accrued expenses	607,892	467,822
Derivative liability	8,162,689	10,857,698
Convertible promissory notes, net of debt discount of $416,141 and $66,335, respectively	254,359	405,714

TOTAL CURRENT LIABILITIES	9,090,111	11,842,322

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $10,105 and $38,514, respectively	1,775,495	1,369,686

TOTAL LONG TERM LIABILITIES	1,775,495	1,369,686

TOTAL LIABILITIES	10,865,606	13,212,008

SHAREHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 3,000,000,000 authorized common shares 948,745,737 and 852,458,018 shares issued and outstanding, respectively	948,746	852,458
Additional Paid in Capital	9,530,439	8,131,620
Accumulated deficit	(21,157,247)	(21,999,514)

TOTAL SHAREHOLDERS’ DEFICIT	(10,678,062)	(13,015,436)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$187,544	$196,572

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative expenses	794,313	108,869	1,207,343	381,794
Research and development cost	64,664	61,295	207,234	181,458
Depreciation and amortization	1,962	1,066	5,026	3,994

TOTAL OPERATING EXPENSES	860,939	171,230	1,419,603	567,246

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(860,939)	(171,230)	(1,419,603)	(567,246)

OTHER INCOME/(EXPENSES)
(Loss) on conversion of debt	(315,967)	(418,891)	(550,800)	(646,855)
Gain (Loss) on change in derivative liability	3,782,259	(12,370,001)	3,347,886	(13,423,962)
Interest expense	(242,213)	(59,004)	(535,216)	(235,348)

TOTAL OTHER (EXPENSES) INCOME	3,224,079	(12,847,896)	2,261,870	(14,306,165)

NET INCOME (LOSS)	$2,363,140	$(13,019,126)	$842,267	$(14,873,411)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$(0.02)	$0.00	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	930,733,288	777,258,065	892,481,566	732,858,301

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2017	—	$—	699,483,259	$699,483	$6,850,736	$(11,800,117)	$(4,249,898)

Net Income	—	—	—	—	—	(229,203)	(229,203)

Balance at September 31, 2017 (unaudited)	—	—	699,483,259	699,483	6,850,736	(12,029,320)	(4,479,101)

Issuance of common stock for conversion of debt and accrued interest	—	—	60,426,825	60,427	331,879	—	392,306

Stock based compensation expense	—	—	—	—	28,713	—	28,713

Net Loss	—	—	—	—	—	(1,625,082)	(1,625,082)

Balance at December 31, 2017 (unaudited)	—	—	759,910,084	759,910	7,211,328	(13,654,402)	(5,683,164)

Issuance of common stock for conversion of debt and accrued interest	—	—	50,528,809	50,529	474,876	—	525,405

Net Income	—	—	—	—	—	(13,019,126)	(13,019,126)

Balance at March 31, 2018 (unaudited)	—	$—	810,438,893	810,439	7,686,204	(26,673,528)	(18,176,885)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2018	—	$—	852,458,018	$852,458	$8,131,621	$(21,999,514)	$(13,015,435)

Issuance of common stock for conversion of debt and accrued interest	—	—	32,615,769	32,616	260,926	—	293,542

Net Income	—	—	—	—	—	2,497,932	2,497,932

Balance at September 31, 2018 (unaudited)	—	—	885,073,787	885,074	8,392,547	(19,501,582)	(10,223,961)

Issuance of common stock for conversion of debt and accrued interest	—	—	9,603,000	9,603	91,229	—	100,832

Stock based compensation expense	—	—	—	—	28,713	—	28,713

Net Loss	—	—	—	—	—	(4,018,805)	(4,018,805)

Balance at December 31, 2018 (unaudited)	—	—	894,676,787	894,677	8,512,489	(23,520,387)	(14,113,221)

Issuance of common stock for conversion of debt and accrued interest	—	—	46,532,700	46,533	395,867	—	442,400

Issuance of common stock for services	—	—	7,536,250	7,536	52,754	—	60,290

Stock based compensation expense	—	—	—	—	569,329	—	569,329

Net Income	—	—	—	—	—	2,363,140	2,363,140

Balance at March 31, 2019 (unaudited)	—	$—	948,745,737	948,746	9,530,439	(21,157,247)	(10,678,062)

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Nine Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$842,267	$(14,873,411)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation & amortization expense	5,026	3,994
Stock based compensation expense	598,043	28,713
Stock issued for services	161,122	-
(Gain) Loss on change in derivative liability	(3,347,886)	13,424,962
Loss on conversion of debt	550,800	646,855
Amortization of debt discount recorded as interest expense	376,030	121,566
(Increase) Decrease in change in assets:
Prepaid expense	1,120	4,167
Other asset	900	-
Increase (Decrease) in change in liabilities :
Accounts payable	(45,919)	49,670
Accrued expenses	173,012	112,744

NET CASH USED IN OPERATING ACTIVITIES	(685,485)	(480,740)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(1,883)
Purchase of intangible assets	(13,059)	(12,837)

NET CASH USED IN INVESTING ACTIVITIES:	(13,059)	(14,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	683,500	490,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	683,500	490,000

NET DECREASE IN CASH	(15,044)	(5,460)

CASH, BEGINNING OF PERIOD	97,326	80,133

CASH, END OF PERIOD	$82,282	$74,673

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$760	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes and accrued interest	$735,940	$392,305
Fair value of common stock issued for services	$161,122	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2019

1.	BASIS PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of S-X Regulation Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.  For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2018.

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

The Company recognized amortization expense of $4,446 and $3,676 for the nine months ended March 31, 2019 and 2018, respectively.

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

For the nine months ended March 31, 2019, the Company calculated the dilutive impact of the outstanding stock options of 186,250,000, and the convertible debt of $2,456,100, which is convertible into shares of common stock. The stock options and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

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

MARCH 31, 2019

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

During the nine months ended March 31, 2019, the Company granted 176,000,000 shares of convertible equity incentive stock options leaving a reserve of 124,000,000.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2019, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

MARCH 31, 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2019 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability	8,162,689	-	-	8,162,689
Total derivative liabilities measured at fair value	$8,162,689	$-	$-	$8,162,689

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2018	$10,857,698
Fair value of derivative liabilities issued	652,877
Gain on change in derivative liability	(3,347,886)
Balance as of March 31, 2019	$8,162,689

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

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2019

3.	CAPITAL STOCK

During the nine months ended March 31, 2019, the Company issued 79,148,469 shares of common stock upon conversion of convertible notes in the amount of $152,200 in principal, plus accrued interest of $32,940, with an aggregate fair value loss on conversion of debt in the amount of $550,800, based upon conversion prices ranging from $0.0083 - $0.0099.

During the nine months ended March 31, 2019, the Company issued 17,139,250 shares of common stock for services rendered at a fair value prices of $0.008 - $0.0105 per share in the amount of $161,122.

4.	OPTIONS

Stock Option Plans

As of March 31, 2019, 10,250,000 non-qualified common stock options were outstanding. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of March 31, 2018, 250,000 options are fully vested with a maturity date of March 31, 2020, and are exercisable at an exercise price of $0.02245 per share; 10,000,000 non-qualified common stock options, which vest one-third immediately, and one-third the second and third year, whereby, the options are fully vested with a maturity date of October 2, 2022, and are exercisable at an exercise price of $0.01 per share.

On January 23, 2019, the Company issued 170,000,000 stock options, which one-third (1/3) vest immediately, and the remaining shall vest one-twenty fourth (1/24) after the date of these options (remaining block). The first block shall become exercisable immediately and is exercisable for a period of seven (7) years. The options fully vest by January 23, 2022.

On January 31, 2019, the Company issued 6,000,000 stock options, which two-third (2/3) vest immediately, and the remaining shall vest one-twelfth (1/12) per month from after the date of these options (remaining block). The first block shall become exercisable immediately and is exercisable for a period of seven (7) years. The options fully vest by January 31, 2020.

A summary of the Company’s stock option activity and related information follows:

	3/31/2019		3/31/2018
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	10,250,000	$0.01	10,250,000	$0.01
Granted	176,000,000	$0.01	-	$0.01
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Outstanding, end of period	186,250,000	$0.01	10,250,000	$0.01
Exercisable at the end of period	67,583,334	$0.01	3,583,333	$0.01

The stock based compensation expense recognized in the statement of operations during the nine months ended March 31, 2019 and 2018, related to the granting of these options was $598,043 and $28,713, respectively.

5.	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2019, the outstanding convertible promissory notes, net of debt discount are summarized as follows:

Convertible Promissory Notes, net of debt discount	$2,029,854
Less current portion	254,359
Total long term liabilities	$1,775,495

Maturities of long-term debt net of debt discount for the next five years are as follows:

Period Ended 3/31/2019	Amount
2020	254,359
2021	345,600
2022	560,000
2023	675,000
2024	194,895
$2,029,854

At March 31, 2019, the $2,456,100 in convertible promissory notes had a remaining debt discount of $426,246, leaving a net balance of $2,029,854.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On April 9, 2015, the Company issued a 10% convertible promissory note (the “April 2015 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. The Company received additional tranches in the amount of $450,000 for an aggregate sum of $500,000. The April 2015 Note matured nine (9) months from the effective dates of each respective tranche. A second extension was granted to October 9, 2016. On January 19, 2017, the investor extended the April 2015 Note for an additional (60) months from the effective date of each tranche, which matures on April 9, 2020.The April 2015 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the April 2015 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the nine months ended March 31, 2019, the Company issued 66,105,632, upon conversion of 89,200, plus accrued interest of $29,790, with a fair value loss of $506,101. The balance of the April 2015 Note as of March 31, 2019 was $285,600.

On January 28, 2016, the Company issued a 10% convertible promissory note (the “Jan 2016 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The Jan 2016 Note matures twelve (12) months from the effective dates of each respective tranche. On January 19, 2017, the investor extended the Jan 2016 Note for an additional sixty (60) months from the effective date of each tranche, which matures on January 27, 2022.The Jan 2016 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jan 2016 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Jan 2016 Note as of March 31, 2019 was $500,000.

On February 3, 2017, the Company issued a 10% convertible promissory note (the “Feb 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $60,000. The Company received additional tranches in the amount of $440,000 for an aggregate sum of $500,000. The Feb 2017 Note matures twelve (12) months from the effective dates of each respective tranche. The Feb 2017 Note matures on February 3, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Feb 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Feb 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $5,114 during the nine months ended March 31, 2019. The balance of the Feb 2017 Note as of March 31, 2019 was $500,000.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On November 9, 2017, for the sale of a 10% convertible promissory note (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $45,000. The Company received additional tranches in the amount of $455,000 for an aggregate sum of $500,000. The Nov 2017 Note matures twelve (12) months from the effective dates of each respective tranche. The Nov 2017 Note matures on November 9, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Nov 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $111,439 during the nine months ended March 31, 2019. The balance of the Nov 2017 Note as of March 31, 2019 was $500,000.

On June 27, 2018, for the sale of a 10% convertible promissory note (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. On October 9, 2018, the Company received another tranche of $40,000, for a total aggregate of $90,000 as of March 31, 2019. The Jun 2018 Note matures twelve (12) months from the effective dates of each respective tranche. The Jun 2018 Note matures on June 27, 2019, with an automatic extension of sixty (60) months from the effective date of each tranche. The Jun 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $22,050 during the nine months ended March 31, 2019. The balance of the Jun 2018 Note as of March 31, 2019 was $90,000.

On July 23, 2018, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Jul 2018 Note”) in the aggregate principal amount of up to $63,000. The Jul 2018 Note matures on July 23, 2019. The Jul 2018 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jul 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. During the nine months ended March 31, 2109, the Company issued 13,042,837 upon conversion of principal of $63,000, plus accrued interest of $3,150, with a fair value conversion of debt in the amount of $44,699. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $62,174 during the nine months ended March 31, 2019. The balance of the Jul 2018 Note as of March 31, 2019 was $0.

On August 10, 2018, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note matures on August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $63,836 during the nine months ended March 31, 2019. The balance of the Aug 2018 Note as of March 31, 2019 was $100,000.

On October 3, 2018 thru February 14, 2019, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Oct-Feb Notes”) in the aggregate principal amount of up to $234,000. The Oct-Feb Notes matures on October 3, 2019 thru February 14, 2020. The Oct-Feb Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Oct-Feb Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $70,814 during the nine months ended March 31, 2019. The balance of the Oct-Feb Notes as of March 31, 2019 was $234,000.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On December 14, 2018 and January 18, 2019, the Company entered into convertible promissory notes (the “Dec-Jan Notes”) with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Dec-Jan Notes”) in the total aggregate principal amount of $86,500. The Dec-Jan Notes matures on December 14, 2019 and January 18, 2020. The Dec-Jan Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest trading prices per common stock during the fifteen (25) trading day prior to the conversion date. The conversion feature of the Dec-Jan Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. During the nine months ended March 31, 2019, the Company issued The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $22,193 during the nine months ended March 31, 2019. The balance of the Dec-Jan Notes as of March 31, 2019 was $86,500.

On January 31, 2019 and March 6, 2019, the Company entered into convertible promissory notes (the “Jan-Mar Note”) with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Jan-Mar Note”) in the total aggregate principal amount of $160,000. The Jan-Mar Notes matures on January 31, 2020 and March 6, 2020. The Jan-Mar Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jan-Mar Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan-Mar Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $18,411 during the nine months ended March 31, 2019. The balance of the Jan-Mar Notes as of March 31, 2019 was $160,000.

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

During the nine months ended March 31, 2019, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $652,877, based upon the Binomial lattice formula. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the nine months ended March 31, 2019, the Company recorded a net gain in change in derivative of $3,347,886 in the statement of operations due to the change in fair value of the remaining notes, for the nine months ended March 31, 2019. The Company also recognized a loss on conversion of debt in the amount of $550,800 in the statement of operations at March 31, 2019. At March 31, 2019, the fair value of the derivative liability was $8,162,689.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	2.21% - 2.40%
Stock volatility factor	52.71% - 112.0%
Weighted average expected option life	3 months - 5 year
Expected dividend yield	None

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2019

7.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On April 1, 2019, the Company issued 36,411,933 upon conversion of principal in the amount of $48,200, plus accrued interest of $17,341.

On April 1, 2019, the Company issued 3,436,471 shares of common stock in lieu of cash payment for an invoice.

On April 15, 2019, the Company received $63,000 on a 10% convertible promissory note. The Note is convertible into shares of common stock of the Company at 61% of the market price equal to the lowest trading price during the previous fifteen (15) trading days to the date of conversion. The Note matures on April 15, 2020.

On April 30, 2019, the Company issued 4,149,790 shares of common stock in lieu of cash payment for an invoice.

During the month of April 2019, the Company issued 12,571,970 shares of common stock upon conversion of principal in the amount of $53,000 plus accrued interest of $2,650.

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

Overview

At HyperSolar, Inc., our goal is to replace all forms of energy on earth with renewable energy.

We refer to our technology as the HyperSolar H2Generator which is comprised of the following components:

●	The Generator Housing - Novel (patent pending) is the first of its type to safely separate oxygen and hydrogen in the water splitting process without sacrificing efficiency. This device houses the water, the solar particles/cells and is designed with inlets and outlets for water and gasses. Utilizing a special membrane for separating the oxygen side from the hydrogen side, proton transport is increased which is the key to safely increasing solar-to-hydrogen efficiency. Our design can be scaled up and manufactured for commercial use.

●	The NanoParticle or Solar Cell - Our patented nanoparticle consists of thousands of tiny solar cells that are electrodeposited into one tiny structure to provide the charge that splits the water molecule when the sun excites the electron. In the process of optimizing our nanoparticles to be efficient and only use earth abundant materials, (an ongoing process), we experimented with commercially available triple junction silicon solar cells to perform tests with our generator housing and other components. Through this experimentation, our discovery makes us believe we can bring a system to market utilizing these readily available cells while our nanoparticles are still being optimized. These solar cells also absorb the sunlight and produce the necessary charge for splitting the water molecule to produce the hydrogen and oxygen.

●	Oxygen Evolution Catalyst - This proprietary catalyst developed at the University of Iowa lab is uniformly applied onto the solar cell or nanoparticle and efficiently collects holes to oxidize water molecule to generate oxygen gas. The oxygen evolution catalyst must be transparent to absorb the sun’s energy or light. It must be stable in alkaline, neutral and acidic environments.

●	Hydrogen Evolution Catalyst – Necessary for collecting electrons to reduce protons for generating hydrogen gas. We have successfully integrated a low-cost hydrogen catalyst into our generator system coating a triple junction solar cell with a catalyst comprised primarily of ruthenium, carbon and nitrogen that can function as well as platinum, the current catalyst used for hydrogen production, but at a 20x reduced cost.

●	Transparent Conductive Coating - A coating to protect our nanoparticles and solar cells from photo corrosion and efficiently transfer charges to catalysts for oxygen and hydrogen evolution reactions.

●	A concentrator equal to two suns - This inexpensive Fresnel lens concentrator that increases sunlight to equal two suns reduces our necessary footprint for a 1000 KG per day system by 40%.

Our business and commercialization plan calls for two generations of our panels or generators. The first generation utilizes readily available commercial solar cells, coated with a stability polymer and catalysts and inserted into our proprietary panels to efficiently and safely split water into hydrogen and oxygen to produce very pure and green hydrogen that can be piped off the panel, pressurized, and stored for use in a fuel cell to power anything electric.

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

Our team at the University of Iowa, led by our CTO Dr. Joun Lee, has reached a milestone of 365 consecutive hours of continuous hydrogen production utilizing completely immersed solar cells with no external biases achieving simulated production equal to one year. We believe this to be a record for completely immersed cells. Now ready to take our technology out of the lab, we are working with several vendors to commercialize and manufacturer our first generation of renewable hydrogen panels that use sunlight and water to generate hydrogen. We are currently working towards building a pilot plant in late 2019 or 2020 adjacent to a large company distribution or fulfillment center so they can power their fuel cell forklifts and materials handling equipment with completely renewable hydrogen vs. having to transport steam-reformed hydrogen where the production process emits tons of harmful emissions and must be transported.

We anticipate that the HyperSolar H2Generator will be a self-contained renewable hydrogen production system that requires only sunlight and any source of water. As a result, it can be installed almost anywhere to produce hydrogen fuel at or near the point of distribution, for local use. We believe this model of hydrogen production addresses one of the biggest challenges of using clean hydrogen fuel on a large scale - the transportation of hydrogen.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2019, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the nine months ended March 31, 2019, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements disclosed in notes to the financials.

Results of Operations for the Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018.

Operating Expenses

Operating expenses for the three months ended March 31, 2019 were $860,939 and $171,230 for the prior period ended March 31, 2018. The net increase of $689,709 in operating expenses consisted primarily of an increase in non-cash stock compensation expense and consulting fees of $647,580, an increase in professional fees of $17,095, with an overall increase in operating expenses of $25,034.

Other Income/(Expenses)

Other income and (expenses) for the three months ended March 31, 2019 were $3,224,079 and $(12,847,896) and for the prior period ended March 31, 2018. The decrease in other expenses of $16,071,975 in other income and (expenses) was the result of a decrease in non-cash net change in derivative of $16,152,260, a decrease in non-cash net change in conversion of debt of $102,924, with an increase in interest expense of $183,209, which includes non-cash amortization of debt discount of $161,643.

Net Income/(Loss)

For the three months ended March 31, 2019, our net income was $2,363,140 as compared to net loss of $(13,019,126) for the prior period March 31, 2018. The majority of the decrease in net loss of $15,382,266 was related primarily to the decrease in net change in the derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations for the Nine Months Ended March 31, 2019 compared to Nine Months Ended March 31, 2018.

Operating Expenses

Operating expenses for the nine months ended March 31, 2019 were $1,419,603 and $567,246 for the prior period ended March 31, 2018. The net increase of $852,357 in operating expenses consisted primarily of the non-cash net change in stock compensation and consulting fees of $742,163, increase in research and development of $25,775, increase in insurance expense of $24,349, increase in professional fees of $38,905, increase in travel of $20,049, with an overall increase in other operating expenses of $1,116.

Other Income/(Expenses)

Other income and (expenses) for the nine months ended March 31, 2019 were $2,261,870 and $(14,306,165) for the prior period ended March 31, 2018. The decrease in other expenses of $16,568,035 in other income and (expenses) was the result of a decrease in non-cash net change in derivative instruments of $16,771,848, a decrease in non-cash net change in loss on conversion of debt of $96,055, with an increase in interest expense of $299,868, which includes non-cash amortization of debt discount in the amount of $254,465.

Net Income/(Loss)

For the nine months ended March 31, 2019, our net income was $842,267 as compared to net loss of $(14,873,411) for the prior period March 31, 2018. The majority of the decrease in net loss of $15,715,678 was related primarily to the net change in derivative estimates each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2019, we had a working capital deficit of $9,005,007 as compared to $11,741,054 as of June 30, 2018. This decrease in working capital deficit of $2,736,047 was due primarily to a decrease in cash, prepaid expenses, accounts payable, derivative liability, and convertible promissory notes, with an increase in accrued expenses.

Cash used in operating activities was $685,485 for the nine months ended March 31, 2019 and $480,740 for the prior period ended March 31, 2018. The increase in cash used in operating activities was due to an increase in research and development, insurance and professional fees. The Company has had no revenues.

Cash used in investing activities during the nine months ended March 31, 2019 and 2018 was $13,059 and $14,720, respectively. The decrease in investing activities was due to less intangible cost in the current period.

Cash provided by financing activities during the nine months ended March 31, 2019 and 2018 was $683,500 and $490,000, respectively. The increase is a result of an increase in equity financing. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements of our security, as we currently have not generated any revenues.

The condensed unaudited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended March 31, 2019, we did not generate any revenues, incurred net income of $842,267, which was primarily associated with the net change in derivative instruments. We had a working capital deficiency of $9,005,007 and a shareholders’ deficit of $10,678,062. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2018, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. We have historically obtained funds from our shareholders through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to further research, develop, and protect our technology.

We believe that our current cash balances will be sufficient to support development activity, intellectual property protection, and all general and administrative expenses for the next 30 days. Management estimates that we will require additional cash resources for the remainder of 2019, based upon our current operating plan and condition. We are investigating additional financing alternatives, including continued equity and/or debt financing. There can be no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to reduce the size of our operations, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, the Company issued 13,042,837 shares of common stock upon conversion of principal in the amount of $63,000, plus accrued interest of $3,150.

The Company relied upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Convertible Promissory Note dated January 18, 2019
10.2*	Convertible Promissory Note dated January 31, 2019
10.3*	Convertible Promissory Note dated February 14, 2019
10.4*	Convertible Promissory Note dated March 6, 2019
31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).
32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
EX-101.INS**	XBRL Instance Document
EX-101.SCH**	XBRL Taxonomy Extension Schema Document
EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB**	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2019	HYPERSOLAR, INC.

By:
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer and Accounting Officer)