Form 10-K
period 2019-06-30
Hypersolar, Inc.
filed 2019-09-30
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

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

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (805) 966-6566

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to section 12(g) of the Act: common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).. Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter was approximately $9,841,445.

The number of shares of registrant’s common stock outstanding, as of September 23, 2019 was 1,302,002,629.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

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

Market Growth

According to a Global Market Insights study released in June 2019, the global hydrogen generation market size is predicted to be valued at USD 180 billion by 2024. Strict regulatory norms to reduce sulfur content with measures to reduce the carbon footprint is expected to drive the global hydrogen generation market size. U.S. federal and state governments have adopted various programs including the Tier 3 program to reduce the sulfur content in gasoline, motor oil, and diesel and which aims to lower the gasoline sulfur content up to 10 ppm in 2017.

Growing demand for petroleum products from developing countries is anticipated to also drive the hydrogen generation market size in the coming years. Hydrogen is used in various refining processes including hydrocracking and hydrodesulfurization to crack bigger molecules into lighter ones and more usable products.

Strong investment for the expansion and upgrade of refineries to fulfill emission and sulfur content regulation is expected to stimulate the growth of the hydrogen generation market. Increasing heavy crude oil consumption demand will complement the industry landscape. Positive outlook towards the chemical industry including ammonia and methanol will also positively influence growth.

●	Increasing demand for clean fuel energy

●	Stringent government regulation towards Desulphurization of Petroleum Products

●	Deteriorating crude oil quality

Industry pitfalls & challenges

●	Transportation & Storage Issues

Hydrogen generation market demand from the steam reformer process is predicted to witness growth at over 5% CAGR during the forecast period owing to low prices and easy availability of natural gas. In the steam methane reforming process, methane reacts with steam in the presence of catalyst under 3 bar to 25 bar pressure to produce H2, CO2 and CO.

It is within these industries that we believe our renewable hydrogen producing technology possesses significant market opportunity, especially as innovation and infrastructure continue to develop.

Hydrogen Fuel Cell Vehicles

One of the most recognized applications for hydrogen fuel technologies falls within the auto manufacturing and vehicles industries. The three leading manufacturers of hydrogen fuel cell vehicles (FCVs) are in order, Toyota, Hyundai, and Honda – three internationally recognized companies. Industry reports cite the need for increased infrastructure, such as fueling stations, for the industry to garner even greater market acceptance. However, the same report indicates there will be 22.2 million hydrogen fuel cell vehicles sold or leased by 2032, driving revenues upwards of $1.1 trillion.  (https://www.researchandmarkets.com/reports/4200873/global-market-for-hydrogen-fuel-cell-vehicles)

Our Technology

Technology for Making Renewable Hydrogen from Sunlight and Water

Hydrogen (H2) is the third most abundant element on earth and the cleanest fuel in the universe, (Dresselhaus, Mildred et al. (May 15, 2003). “Basic Research Needs for the Hydrogen Economy”). Unlike hydrocarbon fuels such as oil, coal and natural gas where carbon dioxide and other contaminants are released into the atmosphere when used, hydrogen fuel usage produces only pure water (H2O). Unfortunately, nearly no pure hydrogen ( exist naturally on earth and therefore must be extracted from hydrogen containing molecules like water. Historically, the cost of manufacturing hydrogen as an alternative fuel has been higher than the cost of the energy used to make it. This is the dilemma of the hydrogen economy, and one that we aim to address.

For over a century, water electrolysis, splitting water molecules into hydrogen and oxygen due to the passage of electric current, has been a well-established technology to produce hydrogen. This technology can be used to produce an unlimited amount of pure hydrogen fuel from the abundant water covering 70-percent of the Earth’s surface. The produced hydrogen combusts into water that can be recycled back into nature indefinitely. However, in practice, current commercial water electrolysis technologies takes a lot of energy from coal-powered electricity and also require ultra-pure water to prevent fouling of the system components. We believe these are the major barriers to affordable production of hydrogen.

The Perfect and Sustainable Energy Cycle

As it turns out, Mother Nature has been making hydrogen using sunlight since the beginning of time by splitting water molecules ((H2O)) into its basic elements - hydrogen and oxygen. This is exactly what plant leaves do every day by way of photosynthesis. Since the produced hydrogen is immediately consumed inside the plant, we cannot simply grow trees to make hydrogen.

If technology can be developed to mimic photosynthesis to split water into hydrogen, we believe then a truly sustainable, low cost, and renewable energy cycle can be created to power the earth. However, cost has been the biggest barrier to realizing this vision.

Water Splitting

In the process of splitting a water molecule, input energy is transferred into the chemical bonds. So in essence, manufactured hydrogen is simply a carrier or battery-like storage of the input energy. If the input energy is from fossil fuels, such as oil and gas, then carbon fossil fuel energy is simply transferred into hydrogen. If the input energy is renewable such as solar and wind, then new and clean energy is stored in hydrogen.

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

Technology

Water electrolysis in its simplest form is the transfer of “input electrons” in the following chemical reactions:

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

We refer to our technology as the HyperSolar H2Generator which is comprised of the following components:

1.	The Generator Housing - Novel (patent pending) device design is the first of its type to safely separate oxygen and hydrogen in the water splitting process without sacrificing efficiency. This device houses the water, the solar particles/cells and is designed with inlets and outlets for water and gasses. Utilizing a special membrane for separating the oxygen side from the hydrogen side, proton transport is increased which is the key to safely increasing solar-to-hydrogen efficiency. Our design can be scaled up and manufactured for commercial use.

2.	The NanoParticle or Solar Cell - Our patented nanoparticle consists of thousands of tiny solar cells that are electrodeposited into one tiny structure to provide the charge that splits the water molecule when the sun excites the electron. In the process of optimizing our nanoparticles to be efficient and only use earth abundant materials (an ongoing process), we experimented with commercially available triple junction silicon solar cells to perform tests with our generator housing and other components. Through this experimentation, our discovery leads us to believe that we can bring a system to market utilizing these readily available cells while our nanoparticles are still being optimized. These solar cells also absorb the sunlight and produce the necessary charge for splitting the water molecule into hydrogen and oxygen.

3.	Oxygen Evolution Catalyst - This proprietary catalyst developed at the University of Iowa lab is uniformly applied onto the solar cell or nanoparticle and efficiently oxidize water molecule to generate oxygen gas. The oxygen evolution catalyst must be robust to withstand the long operating hours of the hydrogen generation device to ensure long lifetime. It must be stable in alkaline, neutral and acidic environments.

4.	Hydrogen Evolution Catalyst - Necessary for collecting electrons to reduce protons for generating hydrogen gas, we have successfully integrated a low-cost hydrogen catalyst into our generator system successfully coating a triple junction solar cell with a catalyst comprised primarily of ruthenium, carbon and nitrogen that can function as well as platinum, the current catalyst used for hydrogen production, but at one twentieth of the cost.

5.	Coating Technologies - Two major coating technologies were developed to protect the nanoparticles and solar cells from photocorrosion under water. A transparent conducive coating to protect our nanoparticles and solar cells from photo corrosion and efficiently transfer charges to catalysts for oxygen and hydrogen evolution reactions. A polymer combination that protects the triple junction solar cells from any corrosive water environments for long lifetime of the hydrogen generation device.

6.	A concentrator equal to two suns - This inexpensive Fresnel lens concentrator to increase sunlight to equal two suns reduces our necessary footprint for a 1000 KG per day system by 40%.

Our business and commercialization plan calls for two generations of our panels or generators. The first generation utilizes readily available commercial solar cells, coated with a stabilizing polymer and catalysts, and inserted into our proprietary panels to efficiently and safely split water into hydrogen and oxygen to produce very pure and green hydrogen that can be piped off the panel, pressurized, and stored for use in a fuel cell to power anything electric.

The second generation of our panels will feature a nanoparticle-based technology where billions of autonomous solar cells are electrodeposited onto porous alumina sheets and manufactured in a roll to roll process and inserted into our proprietary panels. For this generation, we have received multiple patents and we estimate that it will produce hydrogen for less than $4 per kilogram  before pressurization.

Our team at the University of Iowa led by our CTO Dr. Joun Lee, has reach a milestone of well over 1000 consecutive hours of continuous hydrogen production utilizing completely immersed solar cells with no external biases achieving simulated production equal to one year. We believe this to be a record for completely immersed cells. Now ready to take our technology out of the lab, we are working with several vendors to commercialize and manufacturer our first generation of renewable hydrogen panels that use sunlight and water to generate hydrogen.

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

Pilot Plant Construction

We are currently working towards building a pilot plant adjacent to a large company distribution or fulfillment center so they can power their fuel cell forklifts and materials handling equipment with completely renewable hydrogen. This will ultimately replace the need to transport steam reformed hydrogen where the production process emits tons of harmful emissions and must be transported.  Our goal is to have this pilot plant completed in 2020.

Intellectual Property

On November 15, 2011, we filed a provisional patent application with the U.S. Patent and Trademark Office to protect the intellectual property rights for “Photoelectrochemically Active Heterostructures, methods for their manufacture, and methods and systems for producing desired products.” On March 14, 2017, the part of the patent covering the structural design of Photoelectrochemically Active Heterostructures (PAH) was granted as the United States Patent No. 9,593,053B1. On April 3, 2018, the part of the patent covering the method for manufacturing PAH was granted as United States Patent No. 9,593,053B2. The patent protects the Company’s proprietary design of a self-contained solar-to-hydrogen device made up of millions of solar-powered water-splitting nanoparticles, per square centimeter. These nanoparticles are coated with a separate patent-pending protective coating that prevents corrosion during extended periods of hydrogen production. The aim of these nanoparticles is high conversion efficiency and low cost.

An important aspect of the patented technology is the integrated structures of high-density arrays of nano-sized solar cells as part of hydrogen production nanoparticles. The technology enables manufacturing of ultra-thin sheets for solar-to-hydrogen production, requiring substantially less material as compared to conventional solar cells used in rooftop power applications.

In March of 2015, we jointly filed a full utility patent application with UCSB for the “Multi-junction artificial photosynthetic cell with enhanced photovoltages ..” The patent covers our semiconductor designs to enhance the photovoltages of the nano-sized solar cells in the PAH structures. The semiconductor designs stacking multiple junctions inside the PAH structures would be an efficient and economic solution for the photovoltaic and the photoelectrochemical industries. This patent was granted in Australia in June of 2018 and in the U.S. in October of 2018. We also received the Chinese patent certificate in March 2019.

On December 21, 2016, we filed jointly with the University of Iowa a patent for “Integrated Membrane Solar Fuel Production Assembly” to protect the intellectual property for our generator housing system that safely separates oxygen and hydrogen in the water-splitting process without sacrificing efficiency. This device houses the water, the solar particles/cells and is designed with inlets and outlets for water and gases. Utilizing a special membrane for separating the oxygen side from the hydrogen side, proton transport is increased which is the key to safely increasing solar-to-hydrogen efficiency. In December of 2017, we filed the utility patent for this important invention and prosecution is ongoing.

Strategic Partners

Effective June 1, 2019, we entered into a research agreement with the University of Iowa. As consideration under the research agreement, the University of Iowa will receive a maximum of $144,747 from the Company. The research agreement may be terminated by either party upon 60 days prior written notice or by either party upon notice of a material breach or default which is not cured within 90 days of receipt of written notice of such breach. This term of the research agreement runs through May 31, 2020, but may be extended upon mutual agreement of the parties.

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

EMPLOYEES

As of September 23, 2019 we had 1 full-time employee and several consultants. We have not experienced any work stoppages and we consider relations with our employees and consultants to be good. Our Chief Technology Officer hired on June 1, 2016 is on a fulltime consulting basis.

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

As of June 30, 2019, we have incurred an aggregate net loss, and had an accumulated deficit, of $(18,021,177). For the years ended June 30, 2019 and 2018, we incurred a net income of $3,978,337 and net loss of $(10,199,397), respectively. The net income (loss) for the years ended June 30, 2019, and 2018, included non-cash income of $5,806,888 and non-cash loss of ($9,448,570), respectively, associated with the Company’s derivative instruments. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

We have historically raised funds through various capital raising transactions. Wewill require additional funds in the future to fund our business plans, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. In the event we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will ever become profitable.

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

OUR BUSINESS DEPENDS ON PROPRIETARY TECHNOLOGY THAT WE MAY NOT BE ABLE TO PROTECT AND MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

Our success will depend, in part, on our technology’s commercial viability and on the strength of our intellectual property rights. We currently hold patents in the US, China and Australia, but still have several patents pending in multiple countries.  There is no guarantee the pending patents will be granted. In addition, any agreements we enter into with our employees, consultants, advisors, customers and strategic partners will contain restrictions on the disclosure and use of trade secrets, inventions and confidential information relating to our technology may not provide meaningful protection in the event of unauthorized use or disclosure.

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

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our CEO, Timothy Young, and our development team at the University of Iowa.  The loss of this valuable resource could have a material adverse effect on our operations. Our only officer is employed on “at will” basis. Accordingly, there can be no assurance that they will remain associated with us. Our management’s efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Mr. Young or the services of the development team at the university or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

THE LOSS OF STRATEGIC ALLIANCES USED IN THE DEVELOPMENT OF OUR PRODUCTS AND TECHNOLOGY COULD IMPEDE OUR ABILITY TO COMPLETE OUR PRODUCT AND RESULT IN A MATERIAL ADVERSE EFFECT CAUSING THE BUSINESS TO SUFFER.

We pursue strategic alliances with other companies in areas where collaboration can produce technological and industry advancement. We have entered into the sponsored research agreement with the University of Iowa which is set to terminate May 31, 2020.  If we are unable to extend the terms of the agreements, we could suffer delays in product development or other operational difficulties which could have a material adverse effect on our results of operations.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent public accounting firm in their report dated September 27, 2019 included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern. Any such adjustment, if necessary, would materially affect the value of our assets.

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

Our Certificate of Incorporation authorizes the issuance of up to 3,000,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001, of which 1,302,002,629 shares of common stock and no shares of preferred stock are currently outstanding as of September 23, 2019. Our Board of Directors has the ability to authorize the issuance of an additional 1,697,997,371 shares of common stock and 5,000,000 shares of preferred stock without shareholder approval. Any such issuance will result in substantial dilution to existing shareholders. In addition, the availability of such a large number of capital stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

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

Unless our common stock is listed on a national securities exchange, including the Nasdaq Capital Market, or we have stockholders’ equity of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock remains subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

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

ITEM 2. PROPERTIES.

Our principal office is located at 10 E. Yanonali, Suite 36, Santa Barbara, CA, 93101. We are on a month-to-month lease. We  believe that our current premises are sufficient to handle our activities for the near future as adequate lab space and equipment is attained through our agreement with the University of Iowa.

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

Period	High	Low
First Quarter FY 2019	$0.012	$0.008
Second Quarter FY 2019	$0.014	$0.006
Third Quarter FY 2019	$0.012	$0.007
Fourth Quarter FY 2019	$0.009	$0.004

First Quarter FY 2018	$0.010	$0.008
Second Quarter FY 2018	$0.009	$0.005
Third Quarter FY 2018	$0.018	$0.005
Fourth Quarter FY 2018	$0.018	$0.009

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

As of September 23, 2019 our common stock was held by 71 stockholders of record and we had 1,302,002,629 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is World Wide Stock Transfer, LLC., 433 Hackensack Ave., Hackensack, NJ 07601

Dividend Policy

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

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

On January 23, 2019, our Board adopted the Hypersolar, Inc. 2019 Equity Incentive Plan (the “Plan”). The stated purpose of the Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The maximum number of shares of the Company’s common stock that can be issued under the Plan is 300,000,000.

The following table sets forth information about our equity compensation plans as of June 30, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by security holders	0	$ n/a	0

Equity compensation plans not approved by security holders	176,000,000	75,333,333	124,000,000
Total	176,000,000	75,333,333	124,000,000

Recent Sales of Unregistered Securities

During the three months ended June 30, 2019, the Company issued 116,315,594 shares of common stock upon conversion of $259,614 in principal, plus accrued interest of $42,337.

The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended in connection with the sale and issuances of its shares of common stock described above.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements.

Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this Annual Report beginning on page F-1.

Overview

We are engaged in the development of innovative technologies that we believe will bring renewable hydrogen to market at an economical price. The hydrogen will be used in fuel cells for transportation and materials handling equipment.

Our current focus is water electrolysis for hydrogen production and developmental work is being done to produce hydrogen production generators that can be licensed and sold.

Results of Operations for the Year Ended June 30, 2019 compared to the Year Ended June 30, 2018.

Operating Expenses

For the year ended June 30, 2019 operating expenses were $1,828,551 and $750,827 for the prior year ended June 30, 2018. Operating expenses consists primarily of research and development expenses and general and administrative expenses incurred in connection with the operation of our business. The net increase of $1,077,724 in operating expenses consisted primarily of research and development costs in the amount of $283,163 together with an overall increase in other general and administrative expenses of $794,561, which included non-cash stock compensation expense of $707,059.

Other Income/(Expenses)

Other income and (expenses) for the year ended June 30, 2019 were $5,806,888 and $(9,448,570) for the prior year ended June 30, 2018. The increase of $15,255,458 in other income and (expenses) was the result of an increase in net gain on change in fair value of our derivative instruments of $15,863,339, net increase in interest expense of $500,307, which includes amortization of debt discount of $448,674, with an increase in fair value loss on conversion of debt of $107,574. The net increase in other income and (expenses) was due to the gain in change in derivative liability.

Net Loss

For the year ended June 30, 2019, our net income was $3,978,337 as compared to a net loss of $(10,199,397) for the prior year June 30, 2018. The majority of the increase in net gain of $14,177,734 was related primarily to the net change in derivative estimates each year. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2019, we had a working capital deficit of $4,829,162 as compared to $11,741,054 as of June 30, 2018. This decrease in working capital deficit of $6,911,892 was due primarily to an increase in prepaid expenses, accounts payable, accrued expenses, offset by a decrease in cash, non-cash derivative liability, and the issuance of additional convertible notes.

During the year ended June 30, 2019, we raised an aggregate of $804,500 in an offering of unsecured convertible notes. During the prior year ended June 30, 2018, we raised an aggregate of $745,000 through the sale of unsecured convertible notes. Our ability to continue as a going concern is dependent upon our ability to raise capital and future revenue generated from operations.

Cash flow used in operating activities was $853,693 for the year ended June 30, 2019 and $708,831 for the prior year ended June 30, 2018. The increase in cash used by operating activities was primarily due to an increase in research and development cost. The Company has had no revenues.

Cash used in investing activities for the year ended June 30, 2019 and 2018 was $13,059 and $18,976, respectively. The decrease in investing activities was as a result of a decrease in the purchase of intangible assets during the current year ended June 30, 2019.

Cash provided by financing activities during the year ended June 30, 2019 was $804,500 and $745,000 for the prior year ended June 30, 2018. The increase in cash from financing activities was due to the increase in issuance of convertible notes through private placement offerings during the current period.

During the year ended June 30, 2019, we did not generate any revenue but incurred net income of $3,978,337, which was primarily due to the non-cash gain associated with the debt financing of $7,695,278, and used cash in the amount of $853,693 in our operations. As of June 30, 2019, we had a working capital deficiency of $4,829,162 and a shareholders’ deficit of $6,511,283. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, Liggett & Webb P.A, in their report dated September 27, 2019, on our audited financial statements for the year ended June 30, 2019 expressed substantial doubt about our ability to continue as a going concern. Our ability s to continue as a going concern and appropriateness of using the going concern basis is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, advance our technology and, ultimately, to achieve profitable operations.

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

Off-Balance Sheet Arrangements

We do not have any off-balancesheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, result of operations, liquidity or capital expenditures.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording, useful lives and impairment of tangible and intangible assets, derivatives, accruals, income taxes, stock-based compensation expense, binomial model inputs and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2019, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

Recently Adopted Accounting Pronouncements

Management adopted recently issued accounting pronouncements during the year ended June 30, 2019, as disclosed in the Notes to the financial statements included in this report.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2019, based on those criteria.

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

Changes in Internal Controls.

We have also evaluated our internal control over financial reporting, and there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers, key employees and directors:

Name	Age	Position
Timothy Young	54	President, CEO, Acting CFO and Chairman of the Board of Directors
Mark J. Richardson	66	Director

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended June 30, 2019, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

CHANGES IN NOMINATING PROCEDURES

None.

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth the compensation earned by each person acting as our Principal Executive Officer and our other most highly compensated executive officers whose total annual compensation exceeded $100,000 during the last two fiscal years.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Young,	2019	$255,000	0	0	1,409,550	(1)	0	0	0	$1,664,550
CEO and Acting CFO	2019	$255,000	0	0	0		0	0	0	$255,000

(1)	Calculated at fair value in accordance with authoritative guidance provided by the Financial Accounting Standards Board, where the value of the stock compensation is based upon the grant date and recognized over the vesting period. On the grant date of January 23, 2019, one-third (1/3) of the options vested immediately and the remainder of the options will vest in increments of 1/24 monthly. The shares represent an option to purchase 150,000,000 shares of common stock at an exercise price of $0.0099, with a fair value of $1,409,550. As of June 30, 2019, no options were exercised.

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

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of June 30, 2019, for our named executive officer.

Outstanding Equity Awards
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Timothy Young	62,500,000	87,500,000	0.0099	1/23/2029	0-	0-

DIRECTOR COMPENSATION

The following table sets forth compensation information regarding the Company’s non-employee directors in fiscal 2019:

Name	Fees earned or paid in cash ($)	Stock Award ($)	Option Awards ($)		Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark R. Richardson			$93,970	(1)						93,970

(1)	Calculated at fair value in accordance with authoritative guidance provided by the Financial Accounting Standards Board, where the value of the stock compensation is based upon the grant date and recognized over the vesting period. On the grant date of January 23, 2019, one-third (1/3) of the options vested immediately and the remainder of the options will vest in increments of 1/24 monthly, and exercisable for a period of seven (7) years. The shares represent an option to purchase 10,000,000 shares of common stock at an exercise price of $0.0099, with a fair value of $93,970. As of June 30, 2019, no options were exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from the date of this report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of September 23, 2019 or have been exercised and converted.

Name and address	Shares of Common Stock		Percentage of Common Stock (1)

Directors and Officers (2)
Timothy A. Young	72,500,000	(3)	5.31%
Mark R. Richardson	4,166,667	(4)	0.32%

All Officers and Directors as a Group (2 person)	76,666,667		5.60%

(1)	Based upon 1,302,002,629 shares issued and outstanding as of September 23, 2019.

(2)	The address for each of the officers and directors is c/o HyperSolar, Inc. 10 E. Yanonali, Suite 36, Santa Barbara, CA 93101

(3)	Includes 62,500,000 shares underlying options that have vested and will vest within sixty days of this annual report.

(4)	Includes 4,166,667 shares underlying options that have vested and will vest within sixty days of this annual report.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by Liggett & Webb P.A. during 2019 and 2018 for the audit of our annual financial statements and quarterly reviews of our financial statements for the fiscal years totaled approximately $25,500 and $23,000, respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2019 and 2018 of $0 and $0 to Liggett & Webb P.A. in connection with the audit of the financial statements of the Company for the years ended June 30, 2019 and 2018.

Tax Fees

We did not incur fees for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal years ended June 30, 2019 and 2018.

All Other Fees

As of the date of this filing, our current policy is to not engage Liggett & Webb P.A to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage Liggett & Webb P.A to provide audit, and other assurance services, such as review of SEC reports or filings.

ITEM 15. EXHIBITS.

Exhibit No.	Description

3.1	Articles of Incorporation of HyperSolar, Inc. filed with the Nevada Secretary of State on February 18, 2009 (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010).

3.2	Articles of Amendment of Articles of Incorporation of HyperSolar, Inc. filed with the Nevada Secretary of State on September 11, 2009 (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010).

3.3	Articles of Amendment of Articles of Incorporation of HyperSolar, Inc. filed with the Nevada Secretary of State on November 21, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013).

3.4	Certificate of Designation of Series A Preferred Stock with the Secretary of State of Nevada filed on July 12, 2018, (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2018)

3.5	Articles of Amendment of Articles of Incorporation of Hypersolar, Inc. filed with the Nevada Secretary of State on September 13, 2018. (incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2018).

3.4	Bylaws of HyperSolar, Inc. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010).

10.1	Hypersolar 2019 Equity Incentive Plan (incorporated by reference to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on December 19, 2018)

10.2	Contract between Hypersolar, Inc. and the University of Iowa dated as of May 1, 2016 (incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 21, 2016).

10.3	Offer of Employment to Timothy Young dated August 13, 2009 (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.4	Invention Transfer dated as of June 10, 2009 (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on March 25, 2010)

10.5	Convertible Promissory Note dated May 23, 2014 (incorporated by reference to the Company’s quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2018)

10.6	Convertible Promissory Note dated April 9, 2015 (incorporated by reference to the Company’s quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2018)

10.7	Convertible Promissory Note dated January 28, 2016 (incorporated by reference to the Company’s quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2018)

10.8	Convertible Promissory Note dated February 3, 2017 (incorporated by reference to the Company’s quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2018)

10.9	Convertible Promissory Note dated November 10, 2017 (incorporated by reference to the Company’s quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2018)

10.10	Convertible Promissory Note dated July 27, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2018)

10.11	Securities Purchase Agreement dated as of July 23, 2018 between the Company and Power Up Lending Group Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018)

10.12	Convertible Promissory dated July 23, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018)

10.13	Promissory Note issued August 10, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2018)

10.14	Agreement dated as of June 1, 2018 between the Company and The University of Iowa, Iowa City, Iowa (incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2018)

10.15	Consulting Agreement dated as of September 19, 2018 between the Company and GreenTech Development Corporation (incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2018)

10.16	Convertible Promissory Note dated October 3, 2018 between the Company and PowerUp Lending (incorporated by reference to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2018)

10.17	Securities Purchase Agreement dated October 3, 2018 between the Company and PowerUp Lending (incorporated by reference to the Company’s quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 12, 2018)

10.18	Convertible Promissory Note dated January 18, 2019 (incorporated by reference to the Company’s quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019)

10.19	Convertible Promissory Note dated January 31, 2019 (incorporated by reference to the Company’s quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019)

10.20	Convertible Promissory Note dated February 14, 2019 (incorporated by reference to the Company’s quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019)

10.21	Convertible Promissory Note dated March 6, 2019 (incorporated by reference to the Company’s quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019)

10.22*	Agreement between Hypersolar, Inc. and The University of Iowa, Iowa City effective as of June 1, 2019.

14	Code of Ethics (incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2012).

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS *	XBRL INSTANCE DOCUMENT

EX-101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB *	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERSOLAR, INC.

Date: September 27, 2019	By:	/s/ Timothy Young
Timothy Young CHIEF EXECUTIVE OFFICER, PRESIDENT (PRINCIPAL EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Young	Chief Executive Officer, President	September 27, 2019
Timothy Young	(Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mark R. Richardson	Interim Chief Financial Officer	September 27, 2019
Mark R. Richardson	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

HyperSolar, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HyperSolar, Inc. (the "Company") as of June 30, 2019 and 2018, the related statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

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

New York, New York
September 27, 2019

HYPERSOLAR, INC.

BALANCE SHEETS

	June 30, 2019	June 30, 2018

ASSETS

CURRENT ASSETS
Cash	$35,074	$97,326
Prepaid expense	15,000	3,942

TOTAL CURRENT ASSETS	50,074	101,268

PROPERTY & EQUIPMENT
Computers and peripherals	1,883	8,100
Less: accumulated depreciation	(837)	(6,427)

NET PROPERTY AND EQUIPMENT	1,046	1,673

OTHER ASSETS
Deposits	-	900
Domain, net of amortization of $3,868 and $3,514, respectively	1,447	1,801
Patents, net of amortization of $10,648 and $4,642, respectively	97,986	90,930

TOTAL OTHER ASSETS	99,433	93,631

TOTAL ASSETS	$150,553	$196,572

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$125,085	$111,088
Accrued expenses	592,327	467,822
Derivative liability	3,905,721	10,857,698
Convertible promissory notes, net of debt discount of $281,783 and $66,335, respectively	256,103	405,714

TOTAL CURRENT LIABILITIES	4,879,236	11,842,322

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $38,514, respectively	1,782,600	1,369,686

TOTAL LONG TERM LIABILITIES	1,782,600	1,369,686

TOTAL LIABILITIES	6,661,836	13,212,008

COMMIMENTS AND CONTINGENCIES (SEE NOTE 8)	-	-

SHAREHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-

Common Stock, $0.001 par value; 3,000,000,000 authorized common shares

1,077,319,339 and 852,458,018 shares issued and outstanding, respectively	1,077,319	852,458
Additional Paid in Capital	10,432,575	8,131,620
Accumulated deficit	(18,021,177)	(21,999,514)

TOTAL SHAREHOLDERS’ DEFICIT	(6,511,283)	(13,015,436)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$150,553	$196,572

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	Year Ended
	June 30, 2019	June 30, 2018

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,292,662	499,884
Research and development cost	528,901	245,738
Depreciation and amortization	6,988	5,205

TOTAL OPERATING EXPENSES	1,828,551	750,827

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(1,828,551)	(750,827)

OTHER INCOME/(EXPENSES)
(Loss) on conversion of debt	(1,053,517)	(945,943)
Gain (Loss) on change in derivative liability	7,695,278	(8,168,061)
Interest expense	(834,873)	(334,566)

TOTAL OTHER INCOME (EXPENSES)	5,806,888	(9,448,570)

NET INCOME (LOSS)	$3,978,337	$(10,199,397)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	924,582,860	758,786,508

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2017	-	$-	699,483,259	$699,483	$6,850,736	$(11,800,117)	$(4,249,898)

Issuance of common stock for conversion of debt and accrued interest	-	-	152,974,759	152,975	1,252,171	-	1,405,146

Stock based compensation expense	-	-	-	-	28,713	-	28,713

Net Loss						(10,199,397)	(10,199,397)
Balance at June 30, 2018	-	-	852,458,018	852,458	8,131,620	(21,999,514)	(13,015,436)

Issuance of common stock for conversion of debt and accrued interest	-	-	195,464,064	195,464	1,345,145	-	1,540,609

Issuance of common stock for services	-	-	29,397,257	29,397	220,038	-	249,435

Stock based compensation expense	-	-	-	-	735,772	-	735,772

Net Income	-	-	-	-	-	3,978,337	3,978,337
Balance at June 30, 2019	-	$-	1,077,319,339	$1,077,319	$10,432,575	$(18,021,177)	$(6,511,283)

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	Years Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$3,978,337	$(10,199,397)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation & amortization expense	6,988	5,205
Stock based compensation expense	735,772	28,713
Stock issued for services	249,435	-
(Gain) Loss on change in derivative liability	(7,695,278)	8,168,061
Loss on conversion of debt	1,053,517	945,943
Amortization of debt discount recorded as interest expense	610,917	162,243
(Increase) Decrease in change in assets:
Prepaid expense	(11,058)	225
Other asset	900	-
Increase (Decrease) in change in liabilities :
Accounts payable	13,996	7,977
Accrued expenses	202,781	172,199

NET CASH USED IN OPERATING ACTIVITIES	(853,693)	(708,831)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(1,882)
Purchase of intangible assets	(13,059)	(17,094)

NET CASH USED IN INVESTING ACTIVITIES:	(13,059)	(18,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	804,500	745,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	804,500	745,000

NET (DECREASE) INCREASE IN CASH	(62,252)	17,193

CASH, BEGINNING OF YEAR	97,326	80,133

CASH, END OF YEAR	$35,074	$97,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$940	$38
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes and accrued interest	$1,540,609	$1,405,146

The accompanying notes are an integral part of these audited financial statements

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placement offerings of equity and debt. Management believes that it will be able to continue to raise funds through the sale of its securities to provide the cash needed to meet the Company’s obligations as they become due and allow for the development of its core business. There is no assurance that the Company will be able to continue raise capital, and that it will be able to do so on terms that are acceptable to the Company.

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

Depreciation expense for the years ended June 30, 2019 and 2018 was $628 and $209, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	6/30/2019	6/30/2018
	15 years
Domain-gross		$5,315	$5,315
Less accumulated amortization		(3,868)	(3,514)
Domain-net		$1,447	$1,801

Patents-gross		$108,634	$95,572
Less accumulated amortization		(10,648)	(4,642)
Patents-net		$97,986	$90,930

The Company recognized amortization expense of $6,360 and $4,996 for the years ended June 30, 2019 and 2018, respectively.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the year ended June 30, 2019, the Company calculated the dilutive impact of its outstanding stock options of 186,250,000, and convertible debt of $2,320,486, which is convertible into shares of common stock. The stock options and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

For the year ended June 30, 2018, the Company calculated the dilutive impact of its outstanding stock options of 10,250,000, and convertible debt of $1,924,800, which is convertible into shares of common stock. The stock options and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

	For the Years Ended
	June 30,
	2019	2018

Income ( Loss) to common shareholders (Numerator)	$3,978,337	$(10,199,397)

Basic weighted average number of common shares outstanding (Denominator)	924,582,860	758,786,508

Diluted weighted average number of common shares outstanding (Denominator)	924,582,860	758,786,508

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

During the year ended June 30, 2019, the Company granted 176,000,000 stock options under the Plan, leaving a reserve of 124,000,000.

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

JUNE 30, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2019, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2019 and 2018 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability measured at fair value at 6/30/19	$3,905,721	$-	$-	$3,905,721

Derivative liability measured at fair value at 6/30/18	$10,857,698	$-	$-	$10,857,698

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2017	$2,482,842
Fair value of derivative liabilities issued	206,795
Loss on change in derivative liability	8,168,061
Balance as of June 30, 2018	10,857,698
Fair value of derivative liabilities issued	743,301
Gain on change in derivative liability	(7,695,278)
Balance as of June 30, 2019	$3,905,721

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $528,901 and $245,738 for the years ended June 30, 2019 and 2018, respectively

Accounting for Derivatives

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

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

Year ended June 30, 2019

During the year ended June 30, 2019, the Company issued 195,464,064 shares of common stock upon conversion of convertible notes in the amount of $411,814 in principal, plus accrued interest of $75,278 with an aggregate fair value loss on settlement of $1,053,517 based upon conversion prices ranging from $0.0055 to $0.0099

During the year ended June 30, 2018, the Company issued 29,397,257 shares of common stock for services rendered at a fair value prices of $0.0063 - $0.0105 per share in the amount of $249,435.

Year ended June 30, 2018

During the year ended June 30, 2018, the Company issued 152,974,759 shares of common stock upon conversion of convertible notes in the amount of $353,200 in principal, plus accrued interest of $106,003, with an aggregate fair value loss on settlement of $945,943, based upon conversion prices of $0.0070 and $0.0165.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

4.	OPTIONS

Stock Option Plans

The Company has previously issued an aggregate of 10,250,000 non-qualified common stock options outside of the Plan, which remain outstanding as of June 30, 2019. Each of the option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of March 31, 2018, 250,000 options are fully vested with a maturity date of March 31, 2020, and are exercisable at an exercise price of $0.02245 per share; 10,000,000 non-qualified common stock options, which vest one-third immediately, and one-third the second and third year, whereby, the options are fully vested with a maturity date of October 2, 2022, and are exercisable at an exercise price of $0.01 per share.

On January 23, 2019, the Company issued an aggregate 170,000,000 stock options at an exercise price of $0.0099, one-third (1/3) of which vested immediately upon grant, and the remainder of which shall vest monthly in one-twenty fourth (1/24) increments commencing on the first month after the date of the Option. The portion of the options that vested immediately upon grant is exercisable for a period of seven (7) years with the remainder becoming fully vested by January 23, 2022.

On January 31, 2019, the Company issued 6,000,000 stock options at an exercise price of $0.0097, of which two-third (2/3) vested immediately, and the remainder of which shall vest one-twelfth (1/12) per month from after the date of grant. The portion of the option that vested upon grant is exercisable for a period of seven (7) years with the remainder becoming fully vested by January 31, 2020.

A summary of the Company’s stock option activity and related information follows:

	6/30/2019		6/30/2018
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	10,250,000	$0.01	10,250,000	$0.01
Granted	176,000,000	$0.01	-	$0.01
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Outstanding, end of period	186,250,000	$0.01	10,250,000	$0.01
Exercisable at the end of period	85,583,333	$0.01	3,583,333	$0.01

The weighted average remaining contractual life of options outstanding as of June 30, 2019 and 2018 was as follows:

6/30/2019				6/30/2018
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.02	250,000	250,000	0.75	$0.02	250,000	250,000	1.75
$0.01	10,000,000	5,250,000	3.26	$0.01	10,000,000	3,333,333	4.26
$0.01	176,000,000	75,333,333	6.57 - 6.59	$-	-	-	-
	186,250,000	85,583,333			10,250,000	3,583,333

Risk free interest rate	1.94%
Stock volatility factor	146%
Weighted average expected option life	7 year	s
Expected dividend yield	None

The stock based compensation expense recognized in the statement of operations during the years ended June 30, 2019 and 2018, related to the granting of these options was $735,772 and $28,713, respectively.

5.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2019, the Company’s outstanding convertible promissory notes, net of debt discount of $281,783 are summarized as follows:

Convertible Promissory Notes, net of debt discount	$2,038,703
Less current portion	256,103
Total long-term liabilities	$1,782,600

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

Maturities of long-term debt for the next five years are as follows:

Period Ended
June 30,	Amount
2020	537,886
2021	422,600
2022	575,000
2023	745,000
2024	40,000
$2,320,486

At June 30, 2019, the $2,320,486 in convertible promissory notes had a remaining debt discount of $281,783, leaving a net balance of $2,038,703.

On April 9, 2015, the Company issued a 10% convertible promissory note (the “April 2015 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. The Company received additional tranches in the amount of $450,000 for an aggregate sum of $500,000. The April 2015 Note matured nine (9) months from the effective dates of each respective tranche. A second extension was granted to October 9, 2016. On January 19, 2017, the investor extended the maturity date of the April 2015 Note for an additional (60) months to April 9, 2020.The April 2015 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the April 2015 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the year ended June 30, 2019, the Company issued 136,598,661, upon conversion of 182,200, plus accrued interest of $63,678, with a fair value loss of $878,637. The balance of the April 2015 Note as of June 30, 2019 was $192,600.

On January 28, 2016, the Company issued a 10% convertible promissory note (the “January 2016 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The January 2016 Note matures twelve (12) months from the effective dates of each respective tranche. On January 19, 2017, the investor extended the January 2016 Note for an additional sixty (60) months from the effective date of each tranche, which matures on January 27, 2022. The January 2016 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the January 2016 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the January 2016 Note as of June 30, 2019 was $500,000.

On February 3, 2017, the Company issued a 10% convertible promissory note (the “February 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $60,000. The Company received additional tranches in the amount of $440,000 for an aggregate sum of $500,000. The February 2017 Note matures twelve (12) months from the effective dates of each respective tranche. The February 2017 Note matures on February 3, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The February 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the February 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $5,114 during the year ended June 30, 2019. The balance of the February 2017 Note as of June 30, 2019 was $500,000.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On November 9, 2017, the Company sold and issued a 10% convertible promissory note (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $45,000. The Company received additional tranches in the amount of $455,000 for an aggregate sum of $500,000. The November 2017 Note matures twelve (12) months from the effective dates of each respective tranche. The November 2017 Note provided for a maturity date of November 9, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The November 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the November 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $128,817 during the year ended June 30, 2019. The balance of the November 2017 Note as of June 30, 2019 was $500,000.

On June 27, 2018, the Company sold and issued a 10% convertible promissory note (the “June 2018 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. On October 9, 2018, the Company received another tranche of $40,000, for a total aggregate of $90,000 as of June 30, 2019. The June 2018 Note matures twelve (12) months from the effective dates of each respective tranche. The June 2018 Note provided for a maturity date of June 27, 2019, which was automatically extended for sixty (60) months from the effective date of each tranche. The June 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the June 2018 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $30,123 during the year ended June 30, 2019. The balance of the June 2018 Note as of June 30, 2019 was $90,000.

On July 23, 2018, the Company sold and issued a 10% unsecured convertible note (the “July 2018 Note”) in the aggregate principal amount of up to $63,000. The July 2018 Note matured on July 23, 2019. The July 2018 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the July 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. During the year ended June 30 2019, the Company issued 13,042,837 upon conversion of principal of $63,000, plus accrued interest of $3,150, with a fair value conversion of debt in the amount of $44,699. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $62,174 during the year ended June 30, 2019. The balance of the July 2018 Note as of June 30, 2019 was $0.

On August 10, 2018, the Company sold and issued a 10% unsecured convertible note (the “August 2018 Note”) in the aggregate principal amount of up to $100,000. The August 2018 Note provided for a maturity date of August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the August 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $88,767 during the year ended June 30, 2019. The balance of the August 2018 Note as of June 30, 2019 was $100,000.

During the period from October 3, 2018 through May 24, 2019, the Company issued 10% unsecured convertible notes to an investor (the “Investor Note”) in the aggregate principal amount of up to $430,000. The Investor Notes mature on various dates from October 3, 2019 through May 24, 2020. The Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the year ended June 30, 2019, the Company issued 42,122,566 shares of common stock upon conversion of principal in the amount of $159,000, plus accrued interest of $7,950, with a fair value loss on conversion of $117,945.

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $159,000 during the year ended June 30, 2019. The balance of the balance on the Investor Notes as of June 30, 2019 was $199,000.

December 14, 2018 and January 18, 2019, the Company issued 10% unsecured convertible notes to an investor (the “December January Notes”) in the aggregate principal amount of $86,500. The Notes each mature on December 14, 2019 and January 18, 2020, respectively. The December-January Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the December –January Notes were considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the December –January Notes. During the year ended June 30, 2019, the Company issued 3,700,000 shares of common stock upon conversion of $7,614 in principal, plus accrued interest of $500, with a fair value loss on conversion of $12,236. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $43,849 during the year ended June 30, 2019. The balance of the December –January Notes as of June 30, 2019 was $78,886.

On January 31, 2019 and March 6, 2019, the Company issued 10% unsecured convertible notes to an investor (the “January-March Notes”) in the aggregate principal amount of $160,000. The Notes each mature on January 31, 2020 and March 6, 2020, respectively. The January March Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the January-March Notes were considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the January-March Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $58,301 during the year ended June 30, 2019. The balance of the January-March Notes as of June 30, 2019 was $160,000.

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

The Company’s outstanding convertible notes do not have fixed settlement provisions because their conversion prices are not fixed. The conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the year ended June 30, 2019, we determined that the fair value of the conversion feature of the Company’s outstanding convertible notes at issuance was $743,301, based upon the Binomial lattice formula. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the convertible notes.

During the year ended June 30, 2019, the Company recorded a net gain in change in derivative of $7,695,278 in the statement of operations due to the change in fair value of the remaining outstanding convertible notes, for the year ended June 30, 2019. The Company also recognized a loss on conversion of debt in the amount of $1,053,517 in the statement of operations at June 30, 2019. At June 30, 2019, the fair value of the derivative liability was $3,905,721.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	1.71% - 2.18%
Stock volatility factor	71.0% - 114.0%
Weighted average expected option life	3 months - 5 year
Expected dividend yield	None

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

7.	DEFERRED TAX BENEFIT

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amount when the realization is uncertain. Included in the balance at June 30, 2019 and 2018, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended June 30, 2019 and 2018, the Company did not recognize interest or penalties.

At June 30, 2019, the Company had net operating loss carry-forwards of approximately $6,900,400, which expires in future years. No tax benefit has been reported in the June 30, 2019 and 2018 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2019 and 2018 due to the following:

	6/30/2019	6/30/2018
Book income (loss)	$1,193,500	$(4,079,759)
Non deductible expenses	(1,520,850)	3,791,305
Depreciation and amortization	45	(395)
Related party accrual	(5,100)	-

Valuation Allowance	332,405	288,849

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of June 30, 2019 and 2018:

	6/30/2019	6/30/2018
Deferred tax assets:
NOL carryover	$2,070,125	$2,331,918
Research and development	92,490	69,449
Related party accrual	52,275	76,500

Deferred tax liabilities:
Depreciation and amortization	$(5,340)	$(4,352)

Less Valuation Allowance	$(2,209,550)	$(2,473,515)

Income tax expense	$-	$-

HYPERSOLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

7.	DEFERRED TAX BENEFIT (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”).  The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective July 1, 2018. The Company has applied the new tax law for its calculation of the deferred tax provision. There was no impact to the Company’s financial statements. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $707,468, with a corresponding net adjustment to the valuation allowance of $707,468 as of July 1, 2018.

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

8.	COMMITMENTS AND CONTINGENCIES

The Company rents office space on a month-to-month basis with a monthly lease payment in the amount of $900, which is due by the fifteenth of each month.

On June 1, 2019, the Company entered into a research agreement with the University of Iowa. As consideration under the research agreement, the University of Iowa will receive a maximum of $144,747 from the Company. The research agreement may be terminated by either party upon a sixty (60) day prior written notice or a material breach or default, which is not cured within 90 days of receipt of a written notice of such breach. The term of the research agreement runs through May 31, 2020, but may be extended upon mutual agreement of the parties.

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

9.	RELATED PARTY As of June 30, 2019, the Company reported an accrual associated with the CEO’s prior years salary in the amount of $174,250.

10.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On July 2, 2019, the Company issued 5,978,000 shares of common stock for consulting fees in the amount of $29,890.

During the month of July 2019, the Company issued 17,700,000 shares of common stock upon conversion of principal in the amount of $37,913.

On July 22, 2019, the Company entered into a non-statutory stock option agreement with a consultant for the grant of an option to purchase 10,000,000 shares of common stock, at an exercise price of $0.0046 per share for consulting services. The options vest as follows: one-third (1/3) shall vest immediately, and the remainder of the Options shall vest in one-twenty fourth (1/24) increments per month.

On August 2, 2019, the Company issued 7,153,361 shares of common stock upon conversion of principal in the amount of $9,973, plus accrued interest of $5,350.

On August 2, 2019, the Company issued 40,886,971 shares of common stock upon conversion of principal in the amount of $53,400, plus accrued interest of $20,197.

On August 12, 2019, the Company received $53,000 on a 10% convertible promissory note. The Note is convertible into shares of common stock of the Company at 61% of the market price equal to the lowest trading price during the previous fifteen (15) trading days to the date of conversion. The Note matures on August 12, 2020.

During the month of August 2019, the Company issued 31,553,707 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $4,132.

During the month of August 2019, the Company issued 29,277,330 shares of common stock upon conversion of principal in the amount of $78,000, plus accrued interest of $3,900.

On September 12, 2019, the Company issued 17,017,143 shares of common stock for consulting fees in the amount of $59,560.

On September 23, 2019, the Company issued 46,031,639 shares of common stock upon conversion of principal in the amount of $51,600, plus accrued interest of $19,749.

During the month of September 2019, the Company issued 29,085,139 shares of common stock upon conversion of principal in the amount of $55,000.