Form 10-Q
period 2019-09-30
Hypersolar, Inc.
filed 2019-11-15
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding, as of November 11, 2019 was 1,449,601,075.

HYPERSOLAR, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERSOLAR, INC.

CONDENSED BALANCE SHEETS

	September 30, 2019	June 30, 2019
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$65,878	$35,074
Prepaid expense	9,786	15,000

TOTAL CURRENT ASSETS	75,664	50,074

PROPERTY & EQUIPMENT
Computers and peripherals	1,883	1,883
Less: accumulated depreciation	(994)	(837)

NET PROPERTY AND EQUIPMENT	889	1,046

OTHER ASSETS
Domain, net of amortization of $3,957 and $3,868, respectively	1,358	1,447
Patents, net of amortization of $12,611 and $10,648, respectively	96,023	97,986

TOTAL OTHER ASSETS	97,381	99,433

TOTAL ASSETS	$173,934	$150,553

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$132,637	$125,085
Accrued expenses	600,080	592,327
Derivative liability	3,877,339	3,905,721
Convertible promissory notes, net of debt discount of $199,946 and $281,783, respectively	140,554	256,103

TOTAL CURRENT LIABILITIES	4,750,610	4,879,236

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $252 and $0, respectively	1,777,348	1,782,600

TOTAL LONG TERM LIABILITIES	1,777,348	1,782,600

TOTAL LIABILITIES	6,527,958	6,661,836

Commitments and Contingencies	—	—

SHAREHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	—	—
Common Stock, $0.001 par value; 3,000,000,000 authorized common shares 1,317,955,627 and 1,077,319,339 shares issued and outstanding, respectively	1,317,955	1,077,319
Additional Paid in Capital	11,601,957	10,432,575
Accumulated deficit	(19,273,936)	(18,021,177)

TOTAL SHAREHOLDERS’ DEFICIT	(6,354,024)	(6,511,283)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$173,934	$150,553

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Three Months Ended
	September 30, 2019	September 30, 2018

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	370,316	136,988
Research and development cost	143,395	74,588
Depreciation and amortization	2,209	1,225

TOTAL OPERATING EXPENSES	515,920	212,801

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(515,920)	(212,801)

OTHER INCOME/(EXPENSES)
Loss on conversion of debt	(623,594)	(234,834)
Gain (Loss) on change in derivative liability	189,189	3,071,394
Interest expense	(302,434)	(125,827)

TOTAL OTHER INCOME (EXPENSES)	(736,839)	2,710,733

NET (LOSS) INCOME	$(1,252,759)	$2,497,932

BASIC AND DILUTED (LOSS) INCOME PER SHARE	$(0.001)	$0.003

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	1,173,720,677	861,320,999

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30, 2018
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2018	—	—	852,458,018	$852,458	$8,131,620	$(21,999,514)	$(13,015,436)

Issuance of common stock for conversion of debt and accrued interest	—	—	32,615,769	32,616	260,926	—	293,542

Net Income	—	—	—	—	—	2,497,932	2,497,932

Balance at September 30, 2018 (unaudited)	—	$—	885,073,787	$885,074	$8,392,546	$(19,501,582)	$(10,223,962)

	THREE MONTHS ENDED SEPTEMBER 30, 2019
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	—	—	1,077,319,339	$1,077,319	$10,432,575	$(18,021,177)	$(6,511,283)

Issuance of common stock for conversion of debt and accrued interest	—	—	217,641,145	217,641	855,933	—	1,073,574

Issuance of common stock for services	—	—	22,995,143	22,995	66,455	—	89,450

Stock based compensation expense	—	—	—	—	246,994	—	246,994

Net Loss	—	—	—	—	—	(1,252,759)	(1,252,759)

Balance at September 30, 2019 (unaudited)	—	$—	1,317,955,627	$1,317,955	$11,601,957	$(19,273,936)	$(6,354,024)

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Three Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(1,252,759)	$2,497,932
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	2,209	1,225
Stock based compensation expense	246,994	—
Stock issued for services	89,450	—
(Gain) Loss on change in derivative liability	(189,189)	(3,071,394)
Loss on conversion of debt	623,594	234,834
Amortization of debt discount recorded as interest expense	242,392	74,819
(Increase) Decrease in change in assets:
Prepaid expense	5,214	373
Increase (Decrease) in change in liabilities :
Accounts payable	7,552	35,437
Accrued expenses	72,847	50,755

NET CASH USED IN OPERATING ACTIVITIES	(151,696)	(176,019)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	—	(9,221)

NET CASH USED IN INVESTING ACTIVITIES:	—	(9,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	186,500	163,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	186,500	163,000

NET INCREASE (DECREASE) IN CASH	37,804	(22,240)

CASH, BEGINNING OF PERIOD	35,074	97,326

CASH, END OF PERIOD	$65,878	$75,086

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$416	$253
Taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes and accrued interest	$388,886	$293,542

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2019 AND 2018

1.	Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended June 30, 2020. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2019.

Going Concern

The accompanying condensed unaudited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed unaudited financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placement offerings of equity and debt. Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business. There is no assurance that the Company will be able to continue raising the required capital.

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

The Company recognized amortization expense of $2,052 and $1,069 for the three months ended September 30, 2019 and 2018, respectively.

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

For the three months ended September 30, 2019, the Company calculated the dilutive impact of the outstanding stock options of 196,250,000, and the convertible debt of $2,118,100, which is convertible into shares of common stock. The stock options and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

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

SEPTEMBER 30, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Incentive Plan and Stock Options

Equity Incentive Plan

On December 17, 2018, the Board of Directors approved and adopted the 2019 Equity Incentive Plan (“the Plan”), with 300,000,000 shares set aside and reserved for issuance pursuant to the Plan. The purpose of the Plan is to promote the success of the Corporation and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The awards are performance-based compensation that are granted under the Plan as incentive stock options (ISO) or nonqualified stock options. The per share exercise price for each option shall not be less than 100% of the fair market value of a share of common stock on the date of grant of the option. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing cost. The Company accounts for stock option grants issued and vesting to employees and non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date.

During the three months ended September 30, 2019, the Company granted 10,000,000 shares of convertible equity incentive stock options leaving a reserve of 114,000,000.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2019, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

SEPTEMBER 30, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2019 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability measured at fair value at September 30, 2019	$3,877,339	$-	$-	$3,877,339

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2019	3,905,721
Fair value of derivative liabilities issued	160,807
Gain on change in derivative liability	(189,189)
Balance as of September 30, 2019	$3,877,339

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $143,395 and $74,588 for the three months ended September 30, 2019 and 2018, respectively

Accounting for Derivatives

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

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2019 AND 2018

3.	CAPITAL STOCK

Three months ended September 30, 2019

During the three months ended September 30, 2019, the Company issued 217,641,145 shares of common stock upon conversion of convertible notes in the amount of $388,886 in principal, plus accrued interest of $57,594 and other fees of $3,500, with an aggregate fair value loss on settlement of $623,594 based upon conversion prices ranging from $0.0035 - $0.0069

During the three months ended September 30, 2019, the Company issued 22,995,143 shares of common stock for services rendered at a fair value prices of $0.0035 - $0.0050 per share in the amount of $89,450.

Three months ended September 30, 2018

During the three months ended September 30, 2018, the Company issued 32,615,769 shares of common stock upon conversion of convertible notes in the amount of $44,500, plus accrued interest of $14,208, with an aggregate fair value loss on conversion of debt of $234,834, based upon a conversion price of $0.009.

4.	OPTIONS

Stock Option Plans

As of September 30, 2019, 10,250,000 non-qualified common stock options were outstanding. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. 250,000 options are fully vested with a maturity date of March 31, 2020, and are exercisable at an exercise price of $0.02245 per share; 10,000,000 non-qualified common stock options, which vest one-third immediately, and one-third the second and third year, whereby, the options are fully vested with a maturity date of October 2, 2022, and are exercisable at an exercise price of $0.01 per share.

On January 23, 2019, the Company issued 170,000,000 stock options, which one-third (1/3) vest immediately, and the remaining shall vest one-twenty fourth (1/24) after the date of these options (remaining block). The first block shall become exercisable immediately and is exercisable for a period of seven (7) years. The options fully vest by January 23, 2021.

On January 31, 2019, the Company issued 6,000,000 stock options, which two-third (2/3) vest immediately, and the remaining shall vest one-twelfth (1/12) per month from after the date of these options (remaining block). The first block shall become exercisable immediately and is exercisable for a period of seven (7) years. The options fully vest by January 31, 2020.

On July 22, 2019, the Company issued 10,000,000 stock options, which two-third (1/3) vest immediately, and the remaining shall vest one-twenty fourth (1/24) per month from after the date of these options (remaining block). The first block shall become exercisable immediately and is exercisable for a period of seven (7) years. The options fully vest by July 22, 2021. The fair value of the stock options issued was determined using the binomial lattice formula with the following assumptions; exercise price: $0.006; dividend yield: 0%; volatility 144%; risk free rate: 1.92%; term: 7 years.

A summary of the Company’s stock option activity and related information follows:

	9/30/2019		9/30/2018
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding, beginning of period	186,250,000	$0.01	10,250,000	$0.01
Granted	10,000,000	$0.01	-	$0.01
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Outstanding, end of period	196,250,000	$0.01	10,250,000	$0.01
Exercisable at the end of period	108,916,667	$0.01	3,583,333	$0.01

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2019 AND 2018

4.	OPTIONS (Continued)

The weighted average remaining contractual life of options outstanding as of September 30, 2019 and 2018 was as follows:

9/30/2019				9/30/2018
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.02	250,000	250,000	0.50	$0.02	250,000	250,000	1.75
$0.01	10,000,000	5,000,000	3.01	$0.01	10,000,000	3,333,333	4.26
$0.0097-0.0099	176,000,000	99,777,777	6.32 - 6.34	$-	-	-	-
$0.006	10,000,000	3,888,889	6.81	-	-	-	-
	196,250,000	108,916,667			10,250,000	3,583,333

The stock based compensation expense recognized in the statement of operations during the three months ended September 30, 2019 and 2018, related to the granting of these options was $246,994 and $0, respectively.

5.	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2019, the outstanding convertible promissory notes, net of debt discount of $200,198 are summarized as follows:

Convertible Promissory Notes, net of debt discount	$1,917,902
Less current portion	140,553
Total long-term liabilities	$1,777,349

Maturities of long-term debt for the next five years are as follows:

Period Ended September 30,	Amount
2020	340,500
2021	437,600
2022	575,000
2023	725,000
2024	40,000
$2,118,100

At September 30, 2019, the $2,118,100 in convertible promissory notes had a remaining debt discount of $200,198, leaving a net balance of $1,917,902.

On April 9, 2015, the Company issued a 10% convertible promissory note (the “April 2015 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. The Company received additional tranches in the amount of $450,000 for an aggregate sum of $500,000. The April 2015 Note matured nine (9) months from the effective dates of each respective tranche. A second extension was granted to October 9, 2016. On January 19, 2017, the investor extended the April 2015 Note for an additional (60) months from the effective date of each tranche, which matures on April 9, 2020.The April 2015 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the April 2015 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the three months ended September 30, 2019, the Company issued 86,918,611, upon conversion of 105,000, plus accrued interest of $39,946, with a fair value loss on conversion of debt in the amount of $286,019. The balance of the April 2015 Note as of September 30, 2019 was $87,600.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On January 28, 2016, the Company issued a 10% convertible promissory note (the “Jan 2016 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The Jan 2016 Note matures twelve (12) months from the effective dates of each respective tranche. On January 19, 2017, the investor extended the Jan 2016 Note for an additional sixty (60) months from the effective date of each tranche, which matures on January 27, 2022.The Jan 2016 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jan 2016 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Jan 2016 Note as of September 30, 2019 was $500,000.

On February 3, 2017, the Company issued a 10% convertible promissory note (the “Feb 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $60,000. The Company received additional tranches in the amount of $440,000 for an aggregate sum of $500,000. The Feb 2017 Note matures twelve (12) months from the effective dates of each respective tranche. The Feb 2017 Note matures on February 3, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Feb 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Feb 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Feb 2017 Note as of September 30, 2019 was $500,000.

On November 9, 2017, for the sale of a 10% convertible promissory note (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $45,000. The Company received additional tranches in the amount of $455,000 for an aggregate sum of $500,000. The Nov 2017 Note matures twelve (12) months from the effective dates of each respective tranche. The Nov 2017 Note matures on November 9, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Nov 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Nov 2017 Note as of September 30, 2019 was $500,000.

On June 27, 2018, for the sale of a 10% convertible promissory note (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. On October 9, 2018, the Company received another tranche of $40,000, for a total aggregate of $90,000 as of September 30, 2019. The Jun 2018 Note matures twelve (12) months from the effective dates of each respective tranche. The Jun 2018 Note matured on June 27, 2019, which was automatically extended for sixty (60) months from the effective date of each tranche. The Jun 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $2,572 during the three months ended September 30, 2019. The balance of the Jun 2018 Note as of September 30, 2019 was $90,000.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On August 10, 2018, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note matures on August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $11,233 during the three months ended September 30, 2019. The balance of the Aug 2018 Note as of September 30, 2019 was $100,000.

On February 14, 2019 through August 12, 2019, the Company entered into convertible promissory notes with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Feb-Aug Notes”) in the aggregate principal amount of up to $252,000 of which $53,000 was provided this period. The Feb-Aug Notes matures on February 14, 2020 through August 12, 2020. The Feb-Aug Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Feb-Aug Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the three months ended September 30, 2019, the Company issued 29,277,330 shares of common stock upon conversion of principal in the amount of $78,000, plus accrued interest of $3,900, with a fair value loss on conversion of debt in the amount of $51,821. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $76,880 during the three months ended September 30, 2019. The balance of the Feb-Aug Notes as of September 30, 2019 was $174,000.

On December 14, 2018 and July 3, 2019, the Company entered into convertible promissory notes (the “Dec-Jul Notes”) with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Dec-Jul Notes”) in the total aggregate principal amount of $140,000, of which $53,500 was provided in this period. The Dec-Jul Notes matures on December 14, 2019 and July 3, 2020. The Dec-Jul Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest trading prices per common stock during the fifteen (25) trading day prior to the conversion date. The conversion feature of the Dec-Jul Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. During the three months ended September 30, 2019, the Company issued 24,853,361 shares of common stock upon conversion of $45,886 in principal, plus accrued interest of $5,350, and legal fees of $2,000, with a fair value loss on conversion in the amount of $96,516. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $44,704 during the three months ended September 30, 2019. The balance of the Dec-Jul Notes as of September 30, 2019 was $86,500.

On January 31, 2019 and March 6, 2019, the Company entered into convertible promissory notes (the “Jan-Mar Note”) with an investor, providing for the sale by the Company of a 10% unsecured convertible notes (the “Jan-Mar Note”) in the total aggregate principal amount of $160,000. The Jan-Mar Notes matures on January 31, 2020 and March 6, 2020. The Jan-Mar Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jan-Mar Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan-Mar Notes. The Company issued 76,591,844 shares of common stock upon the conversion of principal in the amount of $160,000, plus accrued interest of $8,399, and legal fees of $1,500, with a fair value loss on conversion of debt in the amount of $189,237. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $101,698 during the three months ended September 30, 2019. The balance of the Jan-Mar Notes as of September 30, 2019 was $0.

On August 28, 2019, the Company entered into convertible promissory note (the “Aug Note”) with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Aug Note”) in the principal amount of $80,000. The Aug Note matures on August 28, 2020. The Aug Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Aug Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Aug Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $5,305 during the three months ended September 30, 2019. The balance of the Aug Note as of September 30, 2019 was $80,000.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2019 AND 2018

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

During the three months ended September 30, 2019, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $160,807, based upon the Binomial lattice formula. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the three months ended September 30, 2019, the Company recorded a net gain in change in derivative of $189,189 in the statement of operations due to the change in fair value of the remaining notes, for the three months ended September 30, 2019. The Company also recognized a loss on conversion of debt in the amount of $623,594 in the statement of operations at September 30, 2019. At September 30, 2019, the fair value of the derivative liability was $3,877,339.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	1.55% - 1.91%
Stock volatility factor	79.0% - 114.0%
Weighted average expected option life	3 months - 5 year
Expected dividend yield	None

7. RELATED PARTY

As of September 30, 2019, the Company reported an accrual associated with the CEO’s prior years salary in the amount $179,875.

8.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On October 7, 2019, the Company received $80,000 on a 10% convertible promissory note. The Note is convertible into shares of common stock of the Company at 61% of the market price equal to the lowest trading price during the previous fifteen (15) trading days to the date of conversion. The Note matures on April 7, 2020.

On October 9, 2019, the Company issued 11,820,000 shares of common stock for services in the amount of $29,550.

On October 18, 2019, the Company issued 8,235,294 shares of common stock upon conversion of principal in the amount of $14,000.

On October 21, 2019, the Company issued 12,500,000 shares of common stock upon conversion of principal in the amount of $20,000.

On October 23, 2019, the Company issued 12,500,000 shares of common stock upon conversion of principal in the amount of $20,000.

On October 24, 2019, the Company issued 8,000,000 shares of common stock upon conversion of principal in the amount of $8,160, and other fees of $500.

On October 28, 2019, the Company issued 9,346,154 shares of common stock upon conversion of principal in the amount of $9,000.

On October 29, 2019, the Company issued 60,744,000 shares of common stock upon conversion of principal in the amount of $43,800, plus accrued interest of $16,944.

On October 31, 2019, the Company issued 8,500,000 shares of common stock upon conversion of principal in the amount of $7,737, and other fees of $500.

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

Our team at the University of Iowa, led by our CTO Dr. Joun Lee, has reached a milestone of 1000 consecutive hours of continuous hydrogen production utilizing completely immersed solar cells with no external biases achieving simulated production equal to one year. We believe this to be a record for completely immersed cells. Now ready to take our technology out of the lab, we are working with several vendors to commercialize and manufacturer our first generation of renewable hydrogen panels that use sunlight and water to generate hydrogen. We are currently working towards building a pilot plant in mid 2020 adjacent to a large company distribution or fulfillment center so they can power their fuel cell forklifts and materials handling equipment with completely renewable hydrogen vs. having to transport steam-reformed hydrogen where the production process emits tons of harmful emissions and must be transported.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Binomial valuation option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2019, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2019, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements disclosed in notes to the financials.

Results of Operations for the Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018.

Operating Expenses

Operating expenses for the three months ended September 30, 2019 were $515,920 and $212,801 for the prior period ended September 30, 2018. The net increase of $303,119 in operating expenses consisted primarily of an increase in non-cash stock compensation expense and consulting fees of $246,994, an increase in research and development of $68,808, with an overall decrease in operating expenses of $12,683.

Other Income/(Expenses)

Other income and (expenses) for the three months ended September 30, 2019 were $(736,839) and $2,710,733 and for the prior period ended September 30, 2018. The decrease in other income (expenses) of $3,447,572 in other income and (expenses) was the result of a decrease in non-cash loss in net change in derivative of $2,882,205, a decrease in non-cash net change in conversion of debt of $388,760, with an increase in interest expense of $176,607, which includes non-cash amortization of debt discount of $167,573.

Net Income/(Loss)

For the three months ended September 30, 2019, our net loss was $(1,252,759) as compared to net income of $2,497,932 for the prior period September 30, 2018. The majority of the decrease in net income of $3,750,691 was related primarily to the decrease in net change of derivative instruments estimated each period, and stock compensation expense. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2019, we had a working capital deficit of $4,674,946 as compared to $4,829,162 as of June 30, 2019. This decrease in working capital deficit of $154,217 was due primarily to an increase in cash, accounts payable, accrued expenses, with a decrease in prepaid expenses, derivative liability, and convertible promissory notes.

Cash used in operating activities was $151,696 for the three months ended September 30, 2019 and $176,019 for the prior period ended September 30, 2018. The decrease in cash used in operating activities was due to an increase in research and development.The Company has had no revenues.

Cash used in investing activities during the three months ended September 30, 2019 and 2018 was $0 and $9,221, respectively. The decrease in investing activities was due to less intangible cost in the current period.

Cash provided by financing activities during the three months ended September 30, 2019 and 2018 was $186,500 and $163,000, respectively. The increase is a result of an increase in equity financing. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements of our security, as we currently have not generated any revenues.

The condensed unaudited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended September 30, 2019, we did not generate any revenues, incurred net loss of $1,252,759, which was primarily associated with the net change in derivative instruments. We had a working capital deficiency of $4,674,946 and a shareholders’ deficit of $6,354,024. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2019, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. We have historically obtained funds from our shareholders through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on September 27, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2019, the Company issued 217,641,145 shares of common stock upon conversion of principal in the amount of $388,886, plus accrued interest of $57,594.

During the three months ended September 30, 2019, the Company issued 22,995,143 shares of common stock for services with a fair value of $89,450.

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

November 15, 2019	HYPERSOLAR, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer and Accounting Officer)