Form 10-Q
period 2019-12-31
Hypersolar, Inc.
filed 2020-02-14
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-54437

HYPERSOLAR, INC.

(Name of registrant in its charter)

Nevada	26-4298300
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 E. Yanonali, Suite 36, Santa Barbara, CA 93101

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (805) 966-6566

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares of registrant’s common stock outstanding, as of February 14, 2020 was 1,628,662,630.

HYPERSOLAR, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERSOLAR, INC.

CONDENSED BALANCE SHEETS

	December 31, 2019	June 30, 2019

ASSETS

CURRENT ASSETS
Cash	$57,120	$35,074
Prepaid expense	9,400	15,000

TOTAL CURRENT ASSETS	66,520	50,074

PROPERTY & EQUIPMENT
Computers and peripherals	2,664	1,883
Less: accumulated depreciation	(1,161)	(837)

NET PROPERTY AND EQUIPMENT	1,503	1,046

OTHER ASSETS
Domain, net of amortization of $4,046 and $3,868, respectively	1,269	1,447
Patents, net of amortization of $14,394 and $10,648, respectively	94,240	97,986

TOTAL OTHER ASSETS	95,509	99,433

TOTAL ASSETS	$163,532	$150,553

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$104,819	$125,085
Accrued expenses	659,489	592,327
Derivative liability	7,306,889	3,905,721
Convertible promissory notes, net of debt discount of $230,503 and $66,335, respectively	119,797	256,103

TOTAL CURRENT LIABILITIES	8,190,994	4,879,236

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $38,514, respectively	1,730,000	1,782,600

TOTAL LONG TERM LIABILITIES	1,730,000	1,782,600

TOTAL LIABILITIES	9,920,994	6,661,836

COMMIMENTS AND CONTINGENCIES (SEE NOTE 8)	-	-

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value;
3,000,000,000 authorized common shares 1,524,835,977 and 852,458,018 shares issued and outstanding, respectively	1,524,836	1,077,319
Additional Paid in Capital	11,271,901	10,432,575
Accumulated deficit	(22,554,199)	(18,021,177)

TOTAL SHAREHOLDERS' DEFICIT	(9,757,462)	(6,511,283)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$163,532	$150,553

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	343,353	273,042	713,645	412,731
Research and development cost	104,839	67,982	248,234	142,570
Depreciation and amortization	2,038	1,839	4,247	3,064

TOTAL OPERATING EXPENSES	450,230	342,863	966,126	558,365

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(450,230)	(342,863)	(966,126)	(558,365)

OTHER INCOME/(EXPENSES)
Gain (Loss) on conversion of debt	623,594	-	-	(234,834)
Loss on change in derivative liability	(3,269,549)	(3,505,767)	(3,080,361)	(434,373)
Interest expense	(184,101)	(167,175)	(486,535)	(293,002)

TOTAL OTHER INCOME (EXPENSES)	(2,830,056)	(3,672,942)	(3,566,896)	(962,209)

NET INCOME (LOSS)	$(3,280,286)	$(4,015,805)	$(4,533,022)	$(1,520,574)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	1,444,116,446	886,221,972	1,308,918,562	873,771,485

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Unaudited)

	SIX MONTHS ENDED DECEMBER 31, 2018
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2018	-	-	852,458,018	$852,458	$8,131,620	$(21,999,514)	$(13,015,436)

Issuance of common stock for conversion of debt and accrued interest	-	-	32,615,769	32,616	260,926	-	293,542

Issuance of common stock for services	-	-	9,603,000	9,603	91,229	-	100,832

Stock based compensation expense	-	-	-	-	28,714	-	28,714

Net Income	-	-	-	-	-	(1,520,574)	(1,520,574)

Balance at December 31, 2018 (unaudited)	-	$-	894,676,787	$894,677	$8,512,489	$(23,520,088)	$(14,112,922)
	SIX MONTHS ENDED DECEMBER 31, 2019
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	-	-	1,077,319,339	$1,077,319	$10,432,575	$(18,021,177)	$(6,511,283)

Issuance of common stock for conversion of debt and accrued interest	-	-	390,468,995	390,469	285,606	-	676,075

Issuance of common stock for services	-	-	57,047,643	57,048	121,162	-	178,210

Stock based compensation expense	-	-	-	-	432,558	-	432,558

Net Loss	-	-	-	-	-	(4,533,022)	(4,533,022)

Balance at December 31, 2019 (unaudited)	-	$-	1,524,835,977	$1,524,836	$11,271,901	$(22,554,199)	$(9,757,462)

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

	Six Months Ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,533,022)	$(1,520,574)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities
Depreciation & amortization expense	4,248	3,064
Stock based compensation expense	432,558	28,714
Stock issued for services	178,210	100,832
Loss on change in derivative liability	3,080,361	434,373
Loss on conversion of debt	-	234,834
Amortization of debt discount recorded as interest expense	372,088	186,851
(Increase) Decrease in change in assets:
Prepaid expense	5,600	746
Increase (Decrease) in change in liabilities :
Accounts payable	(20,266)	(23,335)
Accrued expenses	156,550	105,645

NET CASH USED IN OPERATING ACTIVITIES	(323,673)	(448,850)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of tangible assets	(781)	(13,062)

NET CASH USED IN INVESTING ACTIVITIES:	(781)	(13,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	346,500	415,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	346,500	415,500

NET INCREASE (DECREASE) IN CASH	22,046	(46,412)

CASH, BEGINNING OF PERIOD	35,074	97,326

CASH, END OF PERIOD	$57,120	$50,914

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$416	$507
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes and accrued interest	$676,075	$293,542
Fair value of common stock issued for services	$178,210	$100,832

The accompanying notes are an integral part of these unaudited condensed financial statements

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2019 AND 2018

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ended June 30, 2020. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2019.

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

The Company recognized amortization expense of $3,923 and $3,064 for the six months ended December 31, 2019 and 2018, respectively.

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

For the six months ended December 31, 2019, the Company calculated the dilutive impact of the outstanding stock options of 196,250,000, and the convertible debt of $2,080,300, which is convertible into shares of common stock. The stock options and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

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

DECEMBER 31, 2019 AND 2018

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

As of December 31, 2019, the Company has granted 186,000,000 shares of convertible equity incentive stock options leaving a reserve of 114,000,000. The shares are convertible into common stock.

Stock based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date. As of December 31, 2019, the Company has granted 10,250,000 shares of convertible stock based compensation stock options, which are convertible into common stock.

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2019, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

DECEMBER 31, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2019 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liability measured at fair value at 12/31/19	$7,306,889	$-	$-	$7,306,889

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2019	3,905,721
Fair value of derivative liabilities issued	320,807
Loss on change in derivative liability	3,080,361
Balance as of December 31, 2019	$7,306,889

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $248,234 and $142,570 for the six months ended December 31, 2019 and 2018, respectively

Accounting for Derivatives

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

Recently Issued Accounting Pronouncements

In August 2017, FASB issued accounting standards update ASU-2017-12, (Topic 815) – “Targeted Improvements to Accounting for Hedging Activities”, to require an entity to present the earnings effect of the hedging instrument in the same statement line item in which the earnings effect of the hedged item is reported. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods with the fiscal years beginning after December 15, 2020. Early adoption is permitted in any interim period after issuance of the update. The Company does not believe the adoption of ASU-2017 would have a material impact on the Company’s financial statements.

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

DECEMBER 31, 2019 AND 2018

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

Six months ended December 31, 2019

During the six months ended December 31, 2019, the Company issued 390,468,995 shares of common stock upon conversion of convertible notes in the amount of $586,686 in principal, plus accrued interest of $83,889 and other fees of $5,500 based upon conversion prices ranging from $0.00102 - $0.00296.

During the six months ended December 31, 2019, the Company issued 57,047,643 shares of common stock for services rendered at fair value prices based on the closing market prices for the applicable period of $0.002 - $0.004 per share in the amount of $178,210.

Six months ended December 31, 2018

During the six months ended December 31, 2018, the Company issued 32,615,769 shares of common stock upon conversion of convertible notes in the amount of $44,500, plus accrued interest of $14,208, with an aggregate fair value loss on conversion of debt of $234,834, based upon a conversion price of $0.009, which was based on the fair value of the shares granted.

During the six months ended December 31, 2018, the Company issued 9,603,000 shares of common stock under the 2019 Equity Incentive Plan for services rendered at a fair value price based on the closing market price for the applicable period of $0.0105 per share in the amount of $100,832.

4.	OPTIONS

Stock Option Plans

As of December 31, 2019, 10,250,000 non-qualified common stock options were outstanding. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of March 31, 2018, 250,000 options are fully vested with a maturity date of March 31, 2020, and are exercisable at an exercise price of $0.02245 per share; 10,000,000 non-qualified common stock options, which vest one-third immediately, and one-third the second and third year, whereby, the options are fully vested with a maturity date of October 2, 2022, and are exercisable at an exercise price of $0.01 per share.

On January 23, 2019, the Company issued 170,000,000 stock options, which one-third (1/3) vest immediately, and the remaining shall vest one-twenty fourth (1/24) after the date of these options (remaining block). The first block shall become exercisable immediately and is exercisable for a period of seven (7) years. The options fully vest by January 23, 2022.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2019 AND 2018

4.	OPTIONS (Continued)

Stock Option Plans (Continued)

On January 31, 2019, the Company issued 6,000,000 stock options, two-thirds (2/3) of which vested immediately, and the remaining shall vest equally in one-twelfth (1/12) increments per month commencing [one month from the date of grant]. The first block shall become exercisable immediately and is exercisable for a period of seven (7) years. The options fully vest on January 31, 2020.

On July 22, 2019, the Company issued 10,000,000 stock options, one-thirds (1/3)  of which vested immediately, and the remaining shall vest equally in one-twenty fourth (1/24) increments per month commencing [one month from the date of grant]. The first block shall become exercisable immediately and is exercisable for a period of seven (7) years. The options fully vest on July 22, 2020.

A summary of the Company’s stock option activity and related information follows:

	12/31/2019		12/31/2018
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	186,250,000	$0.01	10,250,000	$0.01
Granted	10,000,000	$0.01	-	$0.01
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Outstanding, end of period	196,250,000	$0.01	10,250,000	$0.01
Exercisable at the end of period	163,988,812	$0.01	6,916,667	$0.01

The weighted average remaining contractual life of options outstanding as of December 31, 2019 and 2018 was as follows:

12/31/2019				12/31/2018
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.02	250,000	250,000	0.25	$0.02	250,000	250,000	1.50
$0.01	10,000,000	10,000,000	2.76	$0.01	10,000,000	3,333,333	4.01
$0.0097-0.0099	176,000,000	148,926,027	6.07 - 6.09	$-	-	-	-
$0.0046	10,000,000	4,812,785	6.56	-	-	-	-
	196,250,000	163,988,812			10,250,000	3,583,333

The stock based compensation expense recognized in the statement of operations during the six months ended December 31, 2019 and 2018, related to the granting of these options was $432,558 and $28,714, respectively.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2019, the outstanding convertible promissory notes, net of debt discount of $230,503 are summarized as follows:

Convertible Promissory Notes, net of debt discount	$1,849,797
Less current portion	119,797
Total long-term liabilities	$1,730,000

Maturities of long-term debt net of debt discount for the next four years are as follows:

Period Ended December 31,	Amount
2020	350,300
2021	540,000
2022	605,000
2023	585,000
$2,080,300
Less debt discount	(230,503)
Long-term debt net of debt discount	$1,849,797

At December 31, 2019, the Company had $2,080,300 in convertible promissory notes that had a remaining debt discount of $230,503, leaving a net balance of $1,849,797.

On April 9, 2015, the Company issued a 10% convertible promissory note (the “April 2015 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. The Company received additional tranches in the amount of $450,000 for an aggregate sum of $500,000. The April 2015 Note matured nine (9) months from the effective dates of each respective tranche. A second extension was granted to October 9, 2016. On January 19, 2017, the investor extended the April 2015 Note for an additional (60) months from the effective date of each tranche, which matures on April 9, 2020.The April 2015 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the April 2015 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the six months ended December 31, 2019, the Company issued 147,662,611 shares of common stock upon conversion of $148,800 in principal, plus accrued interest of $56,890. The balance of the April 2015 Note as of December 31, 2019 was $43,800.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On January 28, 2016, the Company issued a 10% convertible promissory note (the “Jan 2016 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The Jan 2016 Note matures twelve (12) months from the effective dates of each respective tranche. On January 19, 2017, the investor extended the Jan 2016 Note for an additional sixty (60) months from the effective date of each tranche, which matures on January 27, 2022. The Jan 2016 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jan 2016 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Jan 2016 Note as of December 31, 2019 was $500,000.

On February 3, 2017, the Company issued a 10% convertible promissory note (the “Feb 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $60,000. The Company received additional tranches in the amount of $440,000 for an aggregate sum of $500,000. The Feb 2017 Note matures twelve (12) months from the effective dates of each respective tranche. The Feb 2017 Note matures on February 3, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Feb 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Feb 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Feb 2017 Note as of December 31, 2019 was $500,000.

On November 9, 2017, for the sale of a 10% convertible promissory note (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $45,000. The Company received additional tranches in the amount of $455,000 for an aggregate sum of $500,000. The Nov 2017 Note matures twelve (12) months from the effective dates of each respective tranche. The Nov 2017 Note matures on November 9, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Nov 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Nov 2017 Note as of December 31, 2019 was $500,000.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On June 27, 2018, for the sale of a 10% convertible promissory note (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. On October 9, 2018, the Company received another tranche of $40,000, for a total aggregate of $90,000 as of December 31, 2019. The Jun 2018 Note matures twelve (12) months from the effective dates of each respective tranche. The Jun 2018 Note matured on June 27, 2019, which was automatically extended for sixty (60) months from the effective date of each tranche. The Jun 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $2,823 during the six months ended December 31, 2019. The balance of the Jun 2018 Note as of December 31, 2019 was $90,000.

On August 10, 2018, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note matures on August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $11,233 during the six months ended December 31, 2019. The balance of the Aug 2018 Note as of December 31, 2019 was $100,000.

From February 14, 2019 through August 12, 2019, the Company entered into convertible promissory notes with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Feb-Aug Notes”) in the aggregate principal amount of up to $249,000. The Feb-Aug Notes matures on February 14, 2020 thru August 12, 2020. The Feb-Aug Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the two (2) lowest trading prices per common stock during the fifteen (15) trading days prior to the conversion date. The conversion feature of the Feb-Aug Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the six months ended December 31, 2019, the Company issued 29,277,330 shares of common stock upon conversion of principal in the amount of $78,000, plus accrued interest of $3,900, with a fair value loss on conversion of debt in the amount of $51,821. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $76,880 during the six months ended December 31, 2019. The balance of the Feb-Aug Notes as of December 31, 2019 was $53,000.

On December 14, 2018, January 18, 2019, and July 3, 2019, the Company entered into convertible promissory notes with an investor, providing for the sale by the Company of 10% unsecured convertible notes (the “Dec-Jul Notes”) in the total aggregate principal amount of $86,500. During the six months ended December 31, 2019, an aggregate of $78,886 in principal, plus accrued interest of $8,650, and legal fees of $4,000 in connection with the notes issued in December 2018 and January 2019 were converted into an aggregate of 63,957,592 shares of the Company’s common stock, which represented a conversion price equal to sixty-one (61%) percent of the lowest trading price per common stock during the twenty five (25) trading days prior to the conversion date of each note. The remaining note issued on July 3, 2019 matures on July 3, 2020 and may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest trading price per common stock during the twenty five (25) trading days prior to the conversion date. The conversion feature of the Dec-Jul Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $66,960 during the six months ended December 31, 2019. The balance of the Dec-Jul Notes as of December 31, 2019 was $53,500.

On January 31, 2019 and March 6, 2019, the Company entered into convertible promissory notes with an investor, providing for the sale by the Company of 10% unsecured convertible notes (the “Jan-Mar Notes”) in the total aggregate principal amount of $160,000. The Jan-Mar Notes mature on January 31, 2020 and March 6, 2020, respectively, and may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the two lowest (2) trading prices per common stock during the fifteen (15) trading days prior to the conversion date. The conversion feature of the Jan-Mar Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan-Mar Notes. The Company issued 76,592,777 shares of common stock upon the conversion of principal in the amount of $160,000, plus accrued interest of $8,399, and legal fees of $1,500, with a fair value loss on conversion of debt in the amount of $189,237. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $101,698 during the six months ended December 31, 2019. The balance of the Jan-Mar Notes as of December 31, 2019 was $0.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2019 AND 2018

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On August 28, 2019, the Company entered into a convertible promissory note (the “Aug Note”) with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Aug Note”) in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Aug Note matures on August 28, 2020. The Aug Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the two (2) lowest trading prices per common stock during the fifteen (15) trading days prior to the conversion date. The conversion feature of the Aug Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Aug Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $5,305 during the six months ended December 31, 2019. The balance of the Aug Note as of December 31, 2019 was $80,000.

On October 2, 2019, the Company entered into a convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Oct Note”) in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Oct Note matures on October 2, 2020. The Oct Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the two (2) lowest trading prices per common stock during the fifteen (15) trading days prior to the conversion date. The conversion feature of the Oct Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Oct Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $19,672 during the six months ended December 31, 2019. The balance of the Oct Note as of December 31, 2019 was $80,000.

On December 2, 2019, the Company entered into convertible promissory note with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Dec Note”) in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Dec Note matures on December 2, 2020. The Dec Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the two (2) lowest trading prices per common stock during the fifteen (15) trading days prior to the conversion date. The conversion feature of the Dec Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $5,902 during the six months ended December 31, 2019. The balance of the Dec Note as of December 31, 2019 was $80,000.

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

During the six months ended December 31, 2019, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $320,807, based upon the Binomial lattice formula. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the six months ended December 31, 2019, the Company recorded a net loss in change in derivative of $3,080,361 in the statement of operations due to the change in fair value of the remaining notes, for the six months ended December 31, 2019. At December 31, 2019, the fair value of the derivative liability was $7,306,889.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	1.59% - 1.69%
Stock volatility factor	94.0% - 135.0%
Weighted average expected option life	3 months - 5 year
Expected dividend yield	None

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2019 AND 2018

7.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On January 2, 2020, the Company filed an amendment to its Articles of Incorporation, as amended, with the Secretary of State of Nevada, to increase the Company’s authorized capital stock from 3,005,000,000 to 5,005,000,000, of which (i) 5,000,000,000 shall be shares of common stock, par value $0.001 per share, and (ii) 5,000,000 shall be shares of preferred stock, par value $0.001 per share.

On January 6, 2019, the Company issued 9,000,000 shares of common stock upon conversion of principal in the amount of $14,147 and other fees of $1,000.

On January 8, 2020, the Company issued 7,632,051 shares of common stock for services in the amount of $29,765.

On January 20, 2020, the Company received $80,000 on a 10% convertible promissory note. The Note is convertible into shares of common stock of the Company at 61% of the market price equal to the lowest trading price during the previous fifteen (15) trading days to the date of conversion. The Note matures on January 20, 2021.

On January 14, 2020, the Company issued 20,621,081 shares of common stock upon conversion of principal in the amount of $14,000, plus accrued interest of $5,590.

On January 14, 2020, the Company issued 21,750,771 shares of common stock upon conversion of principal in the amount of $14,800, plus accrued interest of $5,863.

On January 14, 2020, the Company issued 22,044,701 shares of common stock upon conversion of principal in the amount of $15,000, plus accrued interest of $5,942.

On January 21, 2020, the Company issued 6,500,000 shares of common stock upon conversion of principal in the amount of $9,277, plus other fees of $1,000.

On February 4, 2020, the Company issued 11,400,000 shares of common stock upon conversion of principal in the amount of $17,023, plus other fees of $1,000.

On February 12, 2020, the Company issued 4,878,049 shares of common stock upon conversion of principal in the amount of $20,000.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2019, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the six months ended December 31, 2019, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements disclosed in notes to the financials.

Results of Operations for the Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018.

Operating Expenses

Operating expenses for the three months ended December 31, 2019 were $450,230 and $342,863 for the prior period ended December 31, 2018. The net increase of $107,367 in operating expenses consisted primarily of an increase in non-cash stock compensation expense and consulting fees of $156,851, an increase in research and development of $36,857, with an overall decrease in operating expenses of $86,341.

Other Income/(Expenses)

Other income and (expenses) for the three months ended December 31, 2019 were $(2,830,056) and $(3,672,942) and for the prior period ended December 31, 2018. The decrease in other expenses of $842,886 in other income and (expenses) was the result of a decrease in non-cash loss in net change in derivative of $396,288, a decrease in non-cash net change in settlement of debt of $623,594, with an increase in interest expense of $16,926, which includes non-cash amortization of debt discount of $17,664.

Net Income/(Loss)

For the three months ended December 31, 2019, our net loss was $(3,280,286) as compared to $(4,015,805) for the prior period December 31, 2018. The majority of the decrease in net loss of $735,519 was related primarily to the decrease in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations for the Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018.

Operating Expenses

Operating expenses for the six months ended December 31, 2019 were $966,120  and $558,365 for the prior period ended December 31, 2018. The net increase of $407,755  in operating expenses consisted primarily of an increase in non-cash stock compensation expense and consulting fees of $403,845, an increase in research and development of $105,665, and other operating expenses of $4,832, with an overall decrease in investor relations of $106,587.

Other Income/(Expenses)

Other income and (expenses) for the six months ended December 31, 2019 were $(3,566,896) and $(962,209) and for the prior period ended December 31, 2018. The increase in other expenses of $2,604,687 in other income and (expenses) was the result of an increase in non-cash loss in net change in derivative instruments of $2,645,988, a decrease in non-cash net change in conversion of debt of $234,834, with an increase in interest expense of $193,532, which includes non-cash amortization of debt discount of $185,237.

Net Income/(Loss)

For the six months ended December 31, 2019, our net loss was $4,533,022 as compared to $1,520,574 for the prior period ended December 31, 2018. The majority of the decrease in net income of $3,012,448, was related primarily to the increase in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2019, we had a working capital deficit of $8,124,474 as compared to $4,829,162 as of June 30, 2019. This increase in working capital deficit of $3,295,312 was due primarily to an increase in cash, accrued expenses, derivative liability, with a decrease in prepaid expenses, accounts payable, and convertible promissory notes.

Cash used in operating activities was $323,673 for the six months ended December 31, 2019 and $448,850 for the prior period ended December 31, 2018. The decrease in cash used in operating activities was primarily due to an decrease in research and development cost and insurance, with an overall decrease in operating expenses. The Company has had no revenues.

Cash used in investing activities during the six months ended December 31, 2019 and 2018 was $781 and $13,062, respectively. The decrease in investing activities was due to less fixed assets purchased in the current period.

Cash provided by financing activities during the six months ended December 31, 2019 and 2018 was $346,500 and $415,500, respectively. The decrease is a result of an decrease in equity financing. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements of our security, as we currently have not generated any revenues.

The condensed unaudited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended December 31, 2019, we did not generate any revenues, incurred net loss of $4,533,022, which was primarily associated with the net change in derivative instruments. We had a working capital deficiency of $8,124,474 and a shareholders’ deficit of $9,757,462. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2018, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. We have historically obtained funds from our shareholders through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to further research, develop, and protect our technology.

We believe that our current cash balances will be sufficient to support development activity, intellectual property protection, and all general and administrative expenses for the next 30 days. Management estimates that we will require additional cash resources for the remainder of 2020, based upon our current operating plan and condition. We are investigating additional financing alternatives, including continued equity and/or debt financing. There can be no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to reduce the size of our operations, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2019, the Company issued 172,827,849 shares of common stock upon conversion of principal in the amount of $197,800, plus accrued interest of $26,294 and other fees of $2,000.

During the three months ended December 31, 2019, the Company issued 34,052,500 shares of common stock for services with a fair value of $88,760.

The Company relied upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2019)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020)
31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).
32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
EX-101.INS**	XBRL Instance Document
EX-101.SCH**	XBRL Taxonomy Extension Schema Document
EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB**	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2019	HYPERSOLAR, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer and Accounting Officer)