Form 10-Q
period 2020-03-31
Hypersolar, Inc.
filed 2020-05-15
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December March 31, 2020

or

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

The number of shares of registrant’s common stock outstanding, as of May 8, 2020 was 1,931,945,570.

HYPERSOLAR, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERSOLAR, INC.

CONDENSED BALANCE SHEETS

	March 31, 2020	June 30, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$135,252	$35,074
Prepaid expenses	9,014	15,000

TOTAL CURRENT ASSETS	144,266	50,074

PROPERTY & EQUIPMENT
Computers and peripherals	2,663	1,883
Less: accumulated depreciation	(1,383)	(837)

NET PROPERTY AND EQUIPMENT	1,280	1,046

OTHER ASSETS
Domain, net of amortization of $4,134 and $3,868, respectively	1,181	1,447
Patents, net of amortization of $16,176 and $10,648, respectively	92,458	97,986

TOTAL OTHER ASSETS	93,639	99,433

TOTAL ASSETS	$239,185	$150,553

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$94,285	$125,085
Accrued expenses	647,061	592,327
Derivative liability	7,522,845	3,905,721
Convertible promissory notes, net of debt discount of $350,730 and $66,335, respectively	90,675	256,103

TOTAL CURRENT LIABILITIES	8,354,866	4,879,236

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $38,514, respectively	1,588,140	1,782,600

TOTAL LONG TERM LIABILITIES	1,588,140	1,782,600

TOTAL LIABILITIES	9,943,006	6,661,836

COMMIMENTS AND CONTINGENCIES (SEE NOTE 8)	-	-

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 5,000,000,000 and 3,000,000 authorized common shares 1,836,106,500 and 1,077,319,339 shares issued and outstanding, respectively	1,836,106	1,077,319
Additional Paid in Capital	11,589,711	10,432,575
Accumulated deficit	(23,129,638)	(18,021,177)

TOTAL SHAREHOLDERS' DEFICIT	(9,703,821)	(6,511,283)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$239,185	$150,553

The accompanying notes are an integral part of these condensed unaudited financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2019	March 31, 2019

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	279,819	794,313	993,464	1,207,343
Research and development cost	145,031	64,664	393,265	207,234
Depreciation and amortization	2,093	1,962	6,340	5,026

TOTAL OPERATING EXPENSES	426,943	860,939	1,393,069	1,419,603

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(426,943)	(860,939)	(1,393,069)	(1,419,603)

OTHER INCOME/(EXPENSES)
Loss on conversion of debt	-	(315,967)	-	(550,800)
Gain (Loss) on change in derivative liability	61,280	3,782,259	(3,019,081)	3,347,886
Interest expense	(209,777)	(242,213)	(696,311)	(535,216)

TOTAL OTHER INCOME (EXPENSES)	(148,497)	3,224,079	(3,715,392)	2,261,870

NET INCOME (LOSS)	$(575,440)	$2,363,140	$(5,108,461)	$842,267

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	1,662,190,201	930,733,288	1,425,819,359	892,481,566

The accompanying notes are an integral part of these condensed unaudited financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

	NINE MONTHS ENDED MARCH 31, 2019
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2018	-	-	852,458,018	$852,458	$8,131,621	$(21,999,514)	$(13,015,435)

Issuance of common stock for conversion of debt and accrued interest	-	-	88,751,469	88,752	748,022	-	836,774

Issuance of common stock for services	-	-	7,536,250	7,536	52,754	-	60,290

Stock based compensation expense	-	-	-	-	598,042	-	598,042

Net Income	-	-	-	-	-	841,267	841,267

Balance at 3/31/2019 (unaudited)	-	$-	948,745,737	$948,746	$9,530,439	$(21,158,247)	$(10,679,062)

	NINE MONTHS ENDED MARCH 31, 2020
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	-	-	1,077,319,339	$1,077,319	$10,432,575	$(18,021,177)	$(6,511,283)

Issuance of common stock for conversion of debt and accrued interest	-	-	683,999,878	684,000	392,540	-	1,076,540

Issuance of common stock for services	-	-	74,787,283	74,787	193,002	-	267,789

Stock based compensation expense	-	-	-	-	571,594	-	571,594

Net Loss	-	-	-	-	-	(5,108,461)	(5,108,461)

Balance at 3/31/2020 (unaudited)	-	$-	1,836,106,500	$1,836,106	$11,589,711	$(23,129,638)	$(9,703,821)

The accompanying notes are an integral part of these condensed unaudited financial statements

HYPERSOLAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Nine Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(5,108,461)	$842,267
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	6,340	5,026
Stock based compensation expense	571,594	598,043
Stock issued for services	267,789	161,122
(Gain) Loss on change in derivative liability	3,019,081	(3,347,886)
Loss on conversion of debt	-	550,800
Amortization of debt discount recorded as interest expense	529,097	376,030
(Increase) Decrease in change in assets:
Prepaid expense	5,986	1,120
Other asset	-	900
Increase (Decrease) in change in liabilities :
Accounts payable	(30,800)	(45,919)
Accrued expenses	213,832	173,012

NET CASH USED IN OPERATING ACTIVITIES	(525,542)	(685,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of tangible assets	(780)	(13,059)

NET CASH USED IN INVESTING ACTIVITIES:	(780)	(13,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	626,500	683,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	626,500	683,500

NET INCREASE (DECREASE) IN CASH	100,178	(15,044)

CASH, BEGINNING OF PERIOD	35,074	97,326

CASH, END OF PERIOD	$135,252	$82,282

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,511	$760
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes , accrued interest and other fees	$1,076,540	$735,940
Fair value of common stock issued for services	$267,789	$161,122

The accompanying notes are an integral part of these condensed unaudited financial statements

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2020 AND 2019

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended June 30, 2020. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2019.

Going Concern

The accompanying condensed unaudited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed unaudited financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. The Company has historically obtained funds through private placement offerings of equity and debt. Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business. There is no assurance that the Company will be able to continue raising the required capital.

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

The Company recognized amortization expense of $5,794 and $4,555 for the nine months ended March 31, 2020 and 2019, respectively.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2020 AND 2019

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

For the nine months ended March 31, 2020, the Company calculated the dilutive impact of the outstanding stock options of 196,250,000, and the convertible debt of $2,029,545, which is convertible into shares of common stock. The stock options and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

For the nine months ended March 31, 2019, the Company calculated the dilutive impact of the outstanding stock options of 186,250,000, and the convertible debt of $2,456,100, which is convertible into shares of common stock. The stock options and the convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

Equity Incentive Plan and Stock Options

Equity Incentive Plan

On December 17, 2018, the Board of Directors approved and adopted the 2019 Equity Incentive Plan (“the Plan”), with 300,000,000 shares of common stock set aside and reserved for issuance pursuant to the Plan. The purpose of the Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The awards are performance-based compensation that are granted under the Plan as incentive stock options (ISO) or nonqualified stock options. The per share exercise price for each option shall not be less than 100% of the fair market value of a share of common stock on the date of grant of the option. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing cost. The Company accounts for stock option grants issued and vesting to employees and non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date. As of March 31, 2020, the Company has granted 186,000,000 equity incentive stock options leaving a reserve of 114,000,000. The options are exercisable for common stock.

Stock based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, the option grants immediately vest, and the total stock-based compensation charge is recorded in the period of the measurement date. As of March 31, 2020, the Company has granted 10,250,000 stock-based compensation stock options, which are exercisable for common stock.

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2020, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2020 AND 2019

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2020 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability measured at fair value at 3/31/20	$7,522,845	-	$-	$7,522,845

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2019	3,905,721
Fair value of derivative liabilities issued	598,043
Loss on change in derivative liability	3,019,081
Balance as of March 31, 2020	$7,522,845

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $393,265 and $207,234 for the nine months ended March 31, 2020 and 2019, respectively

Accounting for Derivatives

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

MARCH 31, 2020 AND 2019

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

In August 2018, the FASB issued accounting standards update ASU 2018-13, (Topic 820) - "Fair Value Measurement”, which changes the unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance. The Company is currently evaluation the impact of the adoption of ASU 2018-13, on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCKS

Nine months ended March 31, 2020

During the nine months ended March 31, 2020, the Company issued 683,999,878 shares of common stock upon conversion of convertible notes in the amount of $917,441 in principal, plus accrued interest of $149,000 and other fees of $10,100 based upon conversion prices ranging from $0.00095 - $0.0041.

During the nine months ended March 31, 2020, the Company issued 74,787,283 shares of common stock for services rendered at fair value prices of $0.002 - $0.0072 per share in the amount of $267,789.

Nine months ended March 31, 2019

During the nine months ended March 31, 2019, the Company issued 79,148,469 shares of common stock upon conversion of convertible notes in the amount of $152,200, plus accrued interest of $32,940, with an aggregate fair value loss on conversion of debt of $550,800, based upon conversion prices ranging from $0.0083- $0.0099.

During the nine months ended March 31, 2019, the Company issued 17,139,250 shares of common stock for services rendered at air value prices of $0.008 - $0.0105 per share in the amount of $161,122.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2020 AND 2019

4.	OPTIONS

Stock Option Plan

As of March 31, 2020, 10,250,000 non-qualified common stock options were outstanding. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of March 31, 2020, 250,000 options are fully vested with a maturity date of March 31, 2020, and are exercisable at an exercise price of $0.02245 per share; 10,000,000 non-qualified common stock options, which vest one-third immediately, and one-third the second and third year, whereby, the options are fully vested with a maturity date of October 2, 2022, and are exercisable at an exercise price of $0.01 per share.

On January 23, 2019, the Company issued 170,000,000 stock options, of which one-third (1/3) vest immediately, and the remaining shall vest one-twenty fourth (1/24) after the date of these options (remaining block). The first block shall become exercisable immediately and is exercisable for a period of seven (7) years. The options fully vest by January 23, 2022.

On January 31, 2019, the Company issued 6,000,000 stock options, of which two-third (2/3) vest immediately, and the remaining shall vest one-twelfth (1/12) per month from after the date of these options (remaining block). The first block shall become exercisable immediately and is exercisable for a period of seven (7) years. The options fully vested on January 31, 2020.

On July 22, 2019, the Company issued 10,000,000 stock options, of which one-third (1/3) vest immediately, and the remaining shall vest one-twenty fourth (1/24) per month from after the date of these options (remaining block). The first block shall become exercisable immediately and is exercisable for a period of seven (7) years. The options fully vest by July 22, 2020.

A summary of the Company’s stock option activity and related information follows:

	3/31/2020		3/31/2019
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	186,250,000	$0.01	10,250,000	$0.01
Granted	10,000,000	$0.01	176,000,000	$0.01
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Outstanding, end of period	196,250,000	$0.01	186,250,000	$0.01
Exercisable at the end of period	179,117,579	$0.01	67,583,334	$0.01

The weighted average remaining contractual life of options outstanding as of March 31, 2020 and 2019 was as follows:

3/31/20				3/31/19
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.02	250,000	250,000	0.25	$0.02	250,000	250,000	1.00
$0.01	10,000,000	10,000,000	2.76	$0.01	10,000,000	6,666,667	3.51
$0.0097-0.0099	176,000,000	162,867,579	6.07 - 6.09	$-	176,000,000	60,666,667	6.82 - 6.84
$0.0046	10,000,000	6,000,000	6.56	-	-	-	-
	196,250,000	179,117,579			186,250,000	67,583,334

The stock-based compensation expense recognized in the statement of operations during the nine months ended March 31, 2020 and 2019, related to the granting of these options was $571,594 and $598,043, respectively.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2020, the outstanding convertible promissory notes, net of debt discount of $350,730 are summarized as follows:

Convertible Promissory Notes, net of debt discount	$1,678,815
Less current portion	90,675
Total long-term liabilities	$1,588,140

Maturities of long-term debt net of debt discount for the next five years are as follows:

Period Ended March 31,	Amount
2021	90,675
2022	518,140
2023	725,000
2024	345,000
$1,678,815

At March 31, 2020, the $2,029,545 in convertible promissory notes had a remaining debt discount of $350,730, leaving a net balance of $1,678,815.

On April 9, 2015, the Company issued a 10% convertible promissory note (the “April 2015 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. The Company received additional tranches in the amount of $450,000 for an aggregate sum of $500,000. The April 2015 Note matured nine (9) months from the effective dates of each respective tranche. A second extension was granted to October 9, 2016. On January 19, 2017, the investor extended the April 2015 Note for an additional (60) months from the effective date of each tranche, which matures on April 9, 2020. The April 2015 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the April 2015 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the nine months ended March 31, 2020, the Company issued 212,079,164 common shares, upon conversion of $192,600, plus accrued interest of $74,285. The balance of the April 2015 Note as of March 31, 2020 was $0.

On January 28, 2016, the Company issued a 10% convertible promissory note (the “Jan 2016 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The Jan 2016 Note matures twelve (12) months from the effective dates of each respective tranche. On January 19, 2017, the investor extended the Jan 2016 Note for an additional sixty (60) months from the effective date of each tranche, which matures on January 27, 2022.The Jan 2016 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jan 2016 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the nine months ended March 31, 2020, the Company issued 150,217,622 common shares upon conversion of principal in the amount of $101,860, plus interest of $40,847. The balance of the Jan 2016 Note as of March 31, 2020 was $398,140.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On February 3, 2017, the Company issued a 10% convertible promissory note (the “Feb 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $60,000. The Company received additional tranches in the amount of $440,000 for an aggregate sum of $500,000. The Feb 2017 Note matures twelve (12) months from the effective dates of each respective tranche. The Feb 2017 Note matures on February 3, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Feb 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Feb 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Feb 2017 Note as of March 31, 2020 was $500,000.

On November 9, 2017, the Company issued a 10% convertible promissory note (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $45,000. The Company received additional tranches in the amount of $455,000 for an aggregate sum of $500,000. The Nov 2017 Note matures twelve (12) months from the effective dates of each respective tranche. The Nov 2017 Note matures on November 9, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Nov 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Nov 2017 Note as of March 31, 2020 was $500,000.

On June 27, 2018, the Company issued a 10% convertible promissory note (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. On October 9, 2018, the Company received another tranche of $40,000, for a total aggregate of $90,000 as of December 31, 2019. The Jun 2018 Note matures twelve (12) months from the effective dates of each respective tranche. The Jun 2018 Note matured on June 27, 2019, which was automatically extended for sixty (60) months from the effective date of each tranche. The Jun 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $2,823 during the nine months ended March 31, 2020. The balance of the Jun 2018 Note as of March 31, 2020 was $90,000.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On August 10, 2018, the Company issued a 10% convertible promissory note to an investor, (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note matures on August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $11,233 during the nine months ended March 31, 2020. The balance of the Aug 2018 Note as of March 31, 2020 was $100,000.

On February 14, 2019 thru August 12, 2019, the Company issued 10% convertible promissory notes to an investor (the “Feb-Aug Notes”) in the aggregate principal amount of up to $252,000. The Feb-Aug Notes matures on February 14, 2020 thru August 12, 2020. The Feb-Aug Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Feb-Aug Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the nine months ended March 31, 2020, the Company issued 116,025,867 shares of common stock upon conversion of principal in the amount of $252,000, plus accrued interest of $12,600. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $176,288 during the nine months ended March 31, 2020. The balance of the Feb-Aug Notes as of March 31, 2020 was $0.

On December 14, 2018, January 18, 2019, and July 3, 2019, the Company issued 10% convertible promissory notes (the “Dec-Jul Notes”) to an investor (the “Dec-Jan Notes”) in the total aggregate principal amount of $86,500. The Dec-Jan Notes matures on December 14, 2019 and January 18, 2020. The Dec-Jul Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest trading prices per common stock during the fifteen (25) trading day prior to the conversion date. The conversion feature of the Dec-Jul Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. During the nine months ended March 31, 2020, the Company issued 98,857,592 shares of common stock upon conversion of $130,981 in principal, plus accrued interest of $8,650, and legal fees of $8,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $79,136 during the nine months ended March 31, 2020. The balance of the Dec-Jul Notes as of March 31, 2020 was $1,405.

On January 31, 2019 and March 6, 2019, the Company issued 10% convertible promissory notes (the “Jan-Mar Note”) to an investor in the total aggregate principal amount of $160,000. The Jan-Mar Notes mature on January 31, 2020 and March 6, 2020. The Jan-Mar Notes may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jan-Mar Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan-Mar Notes. The Company issued 76,591,844 shares of common stock upon the conversion of principal in the amount of $160,000, plus accrued interest of $8,399, and legal fees of $1,500. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $101,698 during the nine months ended March 31, 2020. The balance of the Jan-Mar Notes as of March 31, 2020 was $0.

On August 28, 2019, the Company issued 10% convertible promissory note (the “Aug Note”) to an investor (the “Aug Note”) in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Aug Note matures on August 28, 2020. The Aug Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Aug Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Aug Note. During the nine months ended March 31, 2020, the Company issued 30,227,789 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $4,219, and legal fees of $600. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $58,835 during the nine months ended March 31, 2020. The balance of the Aug Note as of March 31, 2020 was $0.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On October 2, 2019, the Company issued a 10% convertible promissory note (the “Oct Note”) to an investor (the “Oct Note”) in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Oct Note matures on October 2, 2020. The Oct Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Oct Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Oct Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $39,563, during the nine months ended March 31, 2020. The balance of the Oct Note as of March 31, 2020 was $80,000.

On December 4, 2019, the Company issued convertible promissory note (the “Dec Note”) with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Dec Note”) in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Dec Note matures on December 2, 2020. The Dec Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Dec Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $25,792 during the nine months ended March 31, 2020. The balance of the Dec Note as of March 31, 2020 was $80,000.

On January 20, 2020, the Company issued a 10% convertible promissory note (the “Jan 2020 Note”) to an investor (the “Jan 2020 Note”) in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Jan 2020 Note matures on January 20, 2021. The Jan 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jan 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $17,705 during the nine months ended March 31, 2020. The balance of the Jan 2020 Note as of March 31, 2020 was $80,000.

On February 11, 2020, the Company issued a convertible promissory note (the “Feb 2020 Note”) to an investor (the “Feb 2020 Note”) in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Feb 2020 Note matures on February 11, 2021. The Feb 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Feb 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $10,710 during the nine months ended March 31, 2020. The balance of the Feb 2020 Note as of March 31, 2020 was $80,000.

On March 9, 2020, the Company issued a convertible promissory note (the “Mar 2020 Note”) to an investor, (the “Mar 2020 Note”) in the principal amount of $40,000. The Company received funds of $38,000, less other fees of $2,000. The Mar 2020 Note matures on March 9, 2021. The Mar 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Mar 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Mar 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $2,244 during the nine months ended March 31, 2020. The balance of the Mar 2020 Note as of March 31, 2020 was $40,000.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On March 17, 2020, the Company issued a 10% convertible promissory note (the “March 2020 Note”) to an investor (the “March 2020 Note”) in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The March 2020 Note matures on March 17, 2021. The March 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the March 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the March 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $3,068 during the nine months ended March 31, 2020. The balance of the March 2020 Note as of March 31, 2020 was $80,000.

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

During the nine months ended March 31, 2020, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $598,043, based upon the Binomial lattice formula. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the nine months ended March 31, 2020, the Company recorded a net loss in change in derivative of $3,019,081 in the statement of operations due to the change in fair value of the remaining notes, for the nine months ended March 31, 2020. At March 31, 2020, the fair value of the derivative liability was $7,522,845.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	0.15% - 2.55%
Stock volatility factor	103.0% - 267.0%
Weighted average expected option life	3 months - 5 year
Expected dividend yield	None

7.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On April 7, 2020, the Company issued 18,735,363 shares of common stock upon conversion of principal in the amount of $40,000.

On April 7, 2020, the Company issued 7,365,750 shares of common stock for services in the amount of $29,456.

HYPERSOLAR, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2020 AND 2019

7.	SUBSEQUENT EVENTS

On April 14, 2020, the Company issued 20,941,259 shares of common stock upon conversion of principal in the amount of $40,000, plus accrued interest of $4,710.

On April 14, 2020, the Company received $80,000 for issuance of a 10% convertible promissory note. The Note is convertible into shares of common stock of the Company, at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date.

On April 15, 2020, the Company received $10,000 for issuance of a 10% convertible promissory note in an aggregate amount of $50,000. The Note is convertible into shares of common stock of the Company at the lesser of (a) $0.01 per share of common stock or (b) Fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date or (c) the lowest effective price granted after the effective date. The Note matures on April 15, 2021, with an extended maturity of sixty (60) months from the effective date upon written notice.

On April 30, 2020, the Company issued 4,298,840 shares of common stock for services in the amount of $29,662.

On May 1, 2020, the Company issued 4,344,593 shares of common stock upon conversion of principal in the amount of $1,405, plus accrued interest of $5,350.

On May 8, 2020, the Company issued 40,153,265 shares of common stock upon conversion of principal in the amount of $27,140, plus accrued interest of $11,005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion may contain forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements that are not of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included from time to time in our reports filed with the United States Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements, except as may be required under applicable law.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2020, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the nine months ended March 31, 2020, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements disclosed in notes to the financials.

Results of Operations for the Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 were $426,943 and $860,939 for the prior period ended March 31, 2019. The net decrease of $433,996 in operating expenses consisted primarily of decreases in non-cash stock compensation expense of $430,294, and consulting fees of $89,500, partially offset byan increase in research and development cost of $80,363, and other operating expenses of $5,435.

Other Income/(Expenses)

Other income and (expenses) for the three months ended March 31, 2020 were $(148,497) and $3,224,079 for the prior period ended March 31, 2019. The increase in other expenses of $3,372,576 was the result of the non-cash loss in net change in derivative of $3,720,979, interest expense of $32,436, which includes the net change in amortization of debt discount of $32,172, and the non-cash loss on conversion of debt of $315,967.

Net Income/(Loss)

For the three months ended March 31, 2020, our net loss was $(575,440) as compared to net income of $2,363,140 for the prior period ended March 31, 2019. The majority of the decrease in net income of $2,938,580, was related primarily to the decrease in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations for the Nine Months Ended March 31, 2020 compared to Nine Months Ended March 31, 2019.

Operating Expenses

Operating expenses for the nine months ended March 31, 2020 were $1,393,069 and $1,419,603 for the prior period ended March 31, 2019. The net decrease of $26,534 in operating expenses consisted primarily of a decrease in non-cash stock compensation expense of $26,449, consulting fees of $195,926, and insurance of $20,664, partially offset by an increase in research and development of $186,028, professional fees of $36,864, and an increase in overall other operating expenses of $20,147.

Other Income/(Expenses)

Other income and (expenses) for the nine months ended March 31, 2020 were $(3,715,392) and $2,261,870 for the prior period ended March 31, 2019. The increase in other expenses of $5,977,262 in other income and (expenses) was the result of an increase in non-cash loss on net change in derivative of $6,366,967, and an increase in interest expense of $161,095, which includes amortization of debt discount of $153,066, with a decrease in non-cash loss on conversion of debt of $550,800.

Net Income/(Loss)

For the nine months ended March 31, 2020, our net loss was $(5,108,461) as compared to net income of $842,267 for the prior period March 31, 2019. The majority of the increase in net loss of $5,950,728, was related primarily to the increase in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2020, we had a working capital deficit of $8,210,600 as compared to $4,829,162 as of June 30, 2019. This increase in working capital deficit of $3,381,438 was due primarily to an increase in cash, accrued expenses, derivative liability, with a decrease in prepaid expenses, accounts payable and convertible notes.

Cash used in operating activities was $(525,542) for the nine months ended March 31, 2020 and $(685,485) for the prior period ended March 31, 2019. The decrease in cash used in operating activities was due to a decrease in consulting fees and insurance. The Company has had no revenues.

Cash used in investing activities during the nine months ended March 31, 2020 and 2019 was $780 and $13,059, respectively. The decrease in investing activities was due to fewer tangible assets purchased in the current period.

Cash provided by financing activities during the nine months ended March 31, 2020 and 2019 was $626,500 and $683,500, respectively. The decrease in cash provided in financing activities was a result of less equity financing in the current period. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements of our securities, as we currently have not generated any revenues.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended March 31, 2020, we did not generate any revenues, and incurred a net loss of $5,108,461, which was primarily associated with the non-cash loss in change in derivative liability, and we had a working capital deficiency of $8,210,600 and a shareholders’ deficit of $9,703,821 as of March 31, 2020. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2019, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. We have historically obtained funds from our shareholders through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to further research, develop, and protect our technology.

We believe that our current cash balances will be sufficient to support development activity, intellectual property protection, and all general and administrative expenses for the next 30 days. Management estimate that we will require additional cash resources for the remainder of 2020, based upon its current operating plan and condition. We are investigating additional financing alternatives, including continued equity and/or debt financing. There can be no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to reduce the size of our operations, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to, nor is any of our property currently the subject of, any material legal proceeding..

ITEM 1A. RISK FACTORS

Except  as set forth below, there are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on September 30, 2019.

THE COVID-19 PANDEMIC MAY NEGATIVELY AFFECT OUR OPERATIONS.

The COVID-19 pandemic may negatively affect our operations. The COVID-19 pandemic has resulted in social distancing, travel bans and quarantine, and this has limited and may continue to limit access to our facilities by our, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and development of our products but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission, and our ability to raise capital on acceptable terms, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, the Company issued 293,530,883 shares of common stock upon conversion of principal in the amount of 330,755, plus accrued interest of $65,112 and other fees of $4,600.

On March 17, 2020, the Company issued a 10% convertible promissory note in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date.

During the three months ended March 31, 2020, the Company issued 17,739,640 shares of common stock at fair value of $89,579 for services.

In connection with the foregoing, the Company relied upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020)
31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*
32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350**
EX-101.INS*	XBRL Instance Document
EX-101.SCH*	XBRL Taxonomy Extension Schema Document
EX-101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF*	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB*	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2020	HYPERSOLAR, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer and Accounting Officer)