Form 10-K
period 2020-06-30
SUNHYDROGEN, INC.
filed 2020-09-23
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2020

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-54437

SUNHYDROGEN, INC.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter was approximately $6,059,344.

The number of shares of registrant’s common stock outstanding, as of September 18, 2020 was 2,156,132,155.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

Item 1. Business.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to “SunHydrogen”, the “Company”, “we”, “us”, or “our” refer to SunHydrogen, Inc.

Overview

At SunHydrogen, our goal is to replace fossil fuels with clean renewable hydrogen.

Our patented low-cost technology is intended to produce renewable hydrogen using sunlight and any source of water, including seawater and wastewater. Unlike non-renewable hydrocarbon fuels, such as oil, coal and natural gas, where carbon dioxide and other contaminants are released into the atmosphere when used, hydrogen fuel produces pure water as the only product. By optimizing the science of photoelectrolysis at the nano-level, our low-cost nanoparticles mimic photosynthesis to efficiently use sunlight to split water molecules into renewable hydrogen. Using our low-cost method to produce renewable hydrogen, we intend to enable a world of distributed hydrogen production for renewable electricity and hydrogen fuel cell vehicles.

Hydrogen is the lightest and most abundant chemical element, constituting roughly 75% of the universe’s chemical elemental mass (Palmer, D. (13 September 1997). “Hydrogen in the Universe.” NASA). In its purest form, hydrogen is a non-toxic colorless and odorless gas. However, naturally occurring elemental hydrogen is relatively rare on earth and hydrogen gas is most often produced using fossil fuels. Industrial production of hydrogen is mainly from the steam reforming of natural gas and is usually employed near its production site, with the two largest applications being crude oil processing (hydrocracking) and ammonia production, mostly for the fertilizer market. We are developing what we believe is a cleaner and greener way to produce hydrogen.

Hydrogen as a fuel, like electricity, is an energy carrier rather than an energy source. We believe that if hydrogen was easily accessible for the world to depend on it, the challenging global issues associated with the widespread usages of fossil fuels, such as global climate change and air pollution would be erased.

Over 99% of hydrogen produced today is produced using a fossil fuel, methane (natural gas) in a method called steam methane reforming (SMR). Although commercially optimized over decades, the SMR process is capital intensive and will remain so due to the fundamental nature of the process which includes: (1) three separate reactors with different catalysts operating at different temperatures, (2) large amounts of heat transfer needed for the endothermic reforming and exothermic water gas shift, and (3) the need to remove all carbon oxides using capital and energy intensive methods. (source: Nikolaidis, P.; Poullikkas, A., A comparative overview of hydrogen production processes. Renewable and Sustainable Energy Reviews 2017, 67, 597-611.)

Besides being capital intensive, the SMR method releases harmful levels of carbon dioxide and other pollutants into the air further contributing to our global climate crisis.

We believe renewable hydrogen is the fuel of the future. The main challenge has been the high cost of hydrogen production and transportation. We believe a low-cost distributed production technology, such as the SunHydrogen technology, is the way to enable a world of clean and renewable energy.

Market Opportunity

We believe we are still in the early stages of the hydrogen market, and yet, this market continues to grow exponentially. One of the reasons for this growth is the adoption of hydrogen fuel technologies within an increased number of major industries and spanning many applications.

Furthermore, recent government mandates for renewable energy have created a real and sustainable market opportunity for renewable hydrogen. Most states in the United States have legislative mandates to use between 10-45% of renewable energy by 2050, some states have mandates for 100% by 2050. These include California (100% by 2045), Colorado (100% by 2050), Hawaii (100% by 2045), Virginia (100% by 2050), Washington (100% by 2045), Washington DC (100% by 2032) and Puerto Rico (100% by 2050). (https://www.ncsl.org/research/energy/renewable-portfolio-standards.aspx)

While solar and wind electricity have been the dominate form of renewable energy, the sun does not always shine and the wind does not always blow. Therefore, we believe a direct solar-to-hydrogen technology which immediately stores solar energy as hydrogen can turn solar energy into a primary and reliable source of energy just like coal and natural gas – but cleaner and greener.

Existing Market Growth

According to a Global Market Insights study released in June 2019, the global hydrogen generation market size is predicted to be valued at $180 billion by 2024. Strict regulatory norms to reduce sulfur content with measures to reduce the carbon footprint is expected to drive the global hydrogen generation market size. U.S. federal and state governments have adopted various programs including the Tier 3 program to reduce the sulfur content in gasoline, motor oil, and diesel and which aims to lower the gasoline sulfur content up to 10 ppm in 2017.

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

We believe increasing demand for clean fuel energy will be affected by:

●	Stringent government regulation towards Desulphurization of Petroleum Products

●	Deteriorating crude oil quality

●	Transportation & Storage Issues

It is within these industries that we believe our renewable hydrogen producing technology possesses significant early market opportunity, especially as innovation and infrastructure continue to develop.

Utility Scale Hydrogen Electricity

According to a March 2013 report from NREL, a national laboratory of the U.S. Department of Energy, Hydrogen can be blended into the existing natural gas pipeline networks, thus bypassing the high cost of dedicated hydrogen pipelines in order to use hydrogen at a large scale. If implemented with relatively low concentrations, less than 5%–15% hydrogen by volume, this strategy of storing and delivering renewable hydrogen to markets appears to be viable without significantly increasing risks associated with utilization of the gas blend in end-use devices (such as household appliances), overall public safety, or the durability and integrity of the existing natural gas pipeline network. (https://www.nrel.gov/docs/fy13osti/51995.pdf).

Hydrogen Fuel Cell Vehicles

One of the most recognized applications for hydrogen fuel technologies falls within the auto manufacturing and vehicles industries. The three leading manufacturers of hydrogen fuel cell vehicles (FCVs) are in order, Toyota, Hyundai, and Honda – three internationally recognized companies. Industry reports cite the need for increased infrastructure, such as fueling stations, for the industry to garner even greater market acceptance. However, the same report indicates there will be 22.2 million hydrogen fuel cell vehicles sold or leased by 2032, driving revenues upwards of $1.1 trillion. (https://www.researchandmarkets.com/reports/4200873/global-market-for-hydrogen-fuel-cell-vehicles).

Our Technology

Technology for Making Renewable Hydrogen from Sunlight and Water

Hydrogen (H2) is the third most abundant element on earth and the cleanest fuel in the universe, (Dresselhaus, Mildred et al. (May 15, 2003). “Basic Research Needs for the Hydrogen Economy”). Unlike hydrocarbon fuels such as oil, coal and natural gas where carbon dioxide and other contaminants are released into the atmosphere when used, hydrogen fuel usage produces only pure water (H2O). Unfortunately, nearly no pure hydrogen exists naturally on earth and therefore must be extracted from hydrogen containing molecules like water. Historically, the cost of manufacturing hydrogen as an alternative fuel has been higher than the cost of the energy used to make it. This is the dilemma of the hydrogen economy, and one that we aim to address.

For over a century, water electrolysis, splitting water molecules into hydrogen and oxygen due to the passage of electric current, has been a well-established technology to produce hydrogen. The produced hydrogen combusts into water that can be recycled back into nature indefinitely. However, in practice, current commercial water electrolysis technologies require considerable energy from coal-powered electricity and also require ultra-pure water to prevent fouling of the system components. We believe these are the major barriers to affordable production of hydrogen.

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

While the concept of water splitting is very appealing, the following challenges must be addressed for renewable hydrogen to be commercially viable:

●	Energy Inefficiency — Since hydrogen is an energy carrier, the most energy it can store is 100% of the input energy. However, conventional systems approach to electrolysis lose so much of the input energy in system components, wires and electrodes resulting in only a small portion of electricity making it into the hydrogen molecules. This translates to high production cost and is the fundamental problem with water splitting for hydrogen production. We intend to address this problem with our low cost and energy efficient particle technology.

●	Need for Clean Water — Conventional electrolysis requires highly purified clean water to prevent fouling of system components. This prevents current technology from using large quantities of available water from oceans, rivers, industrial waste and municipal waste as feedstock. Our technology is being designed to use any natural water or waste water for the unlimited production of renewable hydrogen.

Technology

Water electrolysis in its simplest form is the transfer of “input electrons” in the following chemical reactions:

●	Cathode (reduction): 2H2O + 2e- → H2 + 2OH-

●	Anode (oxidation): 4OH- → O2 + 2H2O + 4 e-

From these equations, one can deduce that if every input electron (e-) is put to work and not lost, then a maximum amount of input electrons (i.e. energy) is transferred and stored in the hydrogen molecules (H2). Additionally, if there were a very high number of cathode and anode reaction areas within a given volume of water, then a very high number of these reactions could happen simultaneously throughout the medium to split each water molecule into hydrogen wherever electrons are available.

SunHydrogen Panel™

Since our particles are intended to mimic the natural temperature conditions of photosynthesis, they can be housed in very low-cost reactors. To facilitate the commercial use of our self-contained particle technology we are developing a modular system that will enable the onsite daily production and storage of hydrogen for any time use in electricity generation.

We refer to our product as the SunHydrogen Panel which is comprised of the following components:

1.	The Panel Housing - Novel (patent pending) device design is the first of its type to safely separate oxygen and hydrogen in the water splitting process without sacrificing efficiency. This device houses the water, the solar particles/cells and is designed with inlets and outlets for water and gasses. Utilizing a special membrane for separating the oxygen side from the hydrogen side, proton transport is increased which is the key to safely increasing solar-to-hydrogen efficiency. Our design can be scaled up and manufactured for commercial use.

2.

The NanoParticle or Solar Cell - Our patented Our patented Photoelectrochemically Active Heterostructures (PAH) consists of billions of tiny solar cells in 1cm2 that are electrodeposited into a protective structure to provide the charge that splits the water molecules.

In the process of optimizing our nanoparticles to be efficient and only use earth abundant materials (an ongoing process), we experimented with commercially available triple junction silicon solar cells to perform tests with our generator housing and other components. Through this experimentation, our discovery leads us to believe that we can bring a system to market utilizing these readily available cells while our nanoparticles are still being optimized. These solar cells also absorb the sunlight and produce the necessary charge for splitting the water molecules into hydrogen and oxygen.

3.	Oxygen Evolution Catalyst - This proprietary catalyst developed at the University of Iowa is applied on the solar cell or nanoparticle and efficiently oxidize water molecule to generate oxygen gas. The oxygen evolution catalyst must be robust to withstand the long operating hours of the hydrogen generation device to ensure long lifetime. It is designed to be efficient and stable in alkaline environments.

4.	Hydrogen Evolution Catalyst - Necessary for collecting electrons to reduce protons for generating hydrogen gas, we have successfully developed a process to integrate an ultra-low loading of platinum hydrogen catalyst on foam electrodes at ten times lower loading with over 67 times higher activities.

5.	Coating Technologies - Two major coating technologies were developed to protect the nanoparticles and solar cells from photo-corrosion under water. A transparent conducive coating to protect our nanoparticles and solar cells from photo corrosion and efficiently transfer charges to catalysts for oxygen and hydrogen evolution reactions. A polymer combination that protects the triple junction solar cells from any corrosive water environments for long lifetime of the hydrogen generation device.

6.	A concentrator equal to two suns - This inexpensive Fresnel lens concentrator to increase sunlight to equal two suns reduces our necessary footprint for a 1000 KG per day system by 40%.

Our business and commercialization plan calls for two generations of our panels or generators. The first generation being manufactured for demonstration utilizes readily available commercial solar cells, coated with a stabilizing polymer and catalysts, and inserted into our proprietary panels to efficiently and safely split water into hydrogen and oxygen to produce very pure and green hydrogen that can be piped off the panel, pressurized, and stored for use in a fuel cell to power anything electric.

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

Our team at the University of Iowa led by our CTO Dr. Joun Lee, has reached a milestone of well over 1000 consecutive hours of continuous hydrogen production utilizing completely immersed solar cells with no external biases achieving simulated production equal to one year. We believe this to be a record for completely immersed cells. Now ready to take our technology out of the lab, we are working with several vendors to commercialize and manufacturer our first generation of renewable hydrogen panels that use sunlight and water to generate hydrogen.

We anticipate that the SunHydrogen Panel will be a self-contained renewable hydrogen production system that requires only sunlight and any source of water.  As a result, it can be installed almost anywhere to produce hydrogen fuel at or near the point of distribution, for local use. We believe this model of hydrogen production addresses one of the biggest challenges of using clean hydrogen fuel on a large scale which is the transportation of hydrogen.

Each stage of the SunHydrogen Panel can be scaled independently according to the hydrogen demands and length of storage required for a specific application. A small-scale system can be used to produce continuous renewable electricity for a small house, or a large scale system can be used to produce hydrogen to power a community.

SunHydrogen Panel Manufacturing

We are currently working towards producing 100 demonstration SunHydrogen Panels, that will be used to display our Gen 1 technology in a number of venues throughout the United States and internationally. We anticipate that these demonstration panels will broaden national and global awareness of our new, green hydrogen generating technology. With the resulting increased interest, potential customers of our technology will be able to observe the panels’ operation first hand, and determine potential uses in their business operations.

Intellectual Property

On November 14, 2011, we filed a provisional patent application with the U.S. Patent and Trademark Office to protect the intellectual property rights for “Photoelectrochemically Active Heterostructures, methods for their manufacture, and methods and systems for producing desired products.” On March 14, 2017, the part of the patent covering the structural design of Photoelectrochemically Active Heterostructures (PAH) was granted as the United States Patent No. 9,593,053B1. On April 3, 2018, the part of the patent covering the method for manufacturing PAH was granted as United States Patent No. 9,593,053B2. The patent protects the Company’s proprietary design and manufacturing method of a self-contained solar-to-hydrogen device made up of millions of solar-powered water-splitting nanoparticles, per square centimeter. These nanoparticles are coated with a separate patent-pending protective coating that prevents corrosion during extended periods of hydrogen production. The aim of these nanoparticles is high conversion efficiency and low cost.

An important aspect of the patented technology is the integrated structures of high-density arrays of nano-sized solar cells as part of hydrogen production nanoparticles. The technology enables manufacturing of ultra-thin sheets for solar-to-hydrogen production, requiring substantially less material as compared to conventional solar cells used in rooftop power applications.

In March of 2015, we jointly filed a full utility patent application with UCSB for the “Multi-junction artificial photosynthetic cell with enhanced photovoltages.” The patent covers our semiconductor designs to enhance the photovoltages of the nano-sized solar cells in the PAH structures. The semiconductor designs stacking multiple junctions inside the PAH structures would be an efficient and economic solution for the photovoltaic and the photoelectrochemical industries. This patent was granted in Australia in April of 2018, China and Europe in March of 2019, and in the U.S. in October of 2018.

On December 21, 2016, we filed jointly with the University of Iowa a patent for “Integrated Membrane Solar Fuel Production Assembly” to protect the intellectual property for our generator housing system that safely separates oxygen and hydrogen in the water-splitting process without sacrificing efficiency. This device houses the water, the solar particles/cells and is designed with inlets and outlets for water and gases. Utilizing a special membrane for separating the oxygen side from the hydrogen side, proton transport is increased which is the key to safely increasing solar-to-hydrogen efficiency. In September of 2017, we filed the utility patent for this important invention and prosecution is ongoing.

Strategic Partners

Effective September 1, 2020, we entered into a research agreement with the University of Iowa. As consideration under the research agreement, the University of Iowa will receive a maximum of $299,966 from the Company. The research agreement may be terminated by either party upon 60 days prior written notice or by either party upon notice of a material breach or default which is not cured within 90 days of receipt of written notice of such breach. This term of the research agreement runs through August 31, 2021 but may be extended upon mutual agreement of the parties.

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

Employees

As of September 18, 2020, we had one (1) full-time employee and several consultants. We have not experienced any work stoppages and we consider relations with our employees and consultants to be good. Our Chief Technology Officer hired on June 1, 2016 is on a fulltime consulting basis. Most of our research and development work is performed by the University of Iowa, through a sponsored research agreement.

Item 1A. Risk Factors.

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

As of June 30, 2020, we have an accumulated deficit, of $75,550,515. For the year ended June 30, 2020 we incurred a net loss of $57,529,338. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

We have historically raised funds through various capital raising transactions. We will require additional funds in the future to fund our business plans, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. In the event we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will ever become profitable.

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

In May of 2012, we completed a lab scale prototype of our technology. This prototype demonstrates hydrogen production from small scale solar devices coated with our unique, low-cost polymer coating, and submerged in waste water from a pulp and paper mill. However, we have not completed a large-scale commercial prototype of our technology and are uncertain at this time when completion of a commercial scale prototype will occur. Although, the lab scale prototype demonstrates the viability of our technology, there can be no assurance that we will be able to commercialize our technology.

Our revenues will be dependent upon acceptance of our products by the market; the failure of which would cause us to curtail or cease operations.

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

We pursue strategic alliances with other companies in areas where collaboration can produce technological and industry advancement. We have entered into the sponsored research agreement with the University of Iowa which is set to terminate August 31, 2021. If we are unable to extend the terms of the agreements, we could suffer delays in product development or other operational difficulties which could have a material adverse effect on our results of operations.

There is substantial doubt about our ability to continue as a going concern.

Our independent public accounting firm in their report dated September 23, 2020 included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern. Any such adjustment, if necessary, would materially affect the value of our assets.

An occurrence of an uncontrollable event such as the covid-19 pandemic may negatively affect our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. The COVID-19 pandemic has resulted in social distancing, travel bans and quarantine, and this has limited and may continue to limit access to our facilities by our management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and development of our products but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission, and our ability to raise capital on favorable terms, or at all.

Risks relating to our common stock

There is a limited trading market for our common stock.

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is quoted on the OTC Pink, it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the Nasdaq Capital Market or other national securities exchange. Further, there is limited trading in our common stock. These factors may have an adverse impact on the trading and price of our common stock.

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

Our articles of Incorporation authorized the issuance of up to 5,000,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001, of which 2,156,132,155 shares of common stock and no shares of preferred stock are outstanding as of September 18, 2020. Our Board of Directors has the ability to authorize the issuance of an additional 2,843,867,845 shares of common stock and 5,000,000 shares of preferred stock without shareholder approval. Any such issuance will result in substantial dilution to existing shareholders. In addition, the availability of such a large number of capital stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

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

Our common stock is subject to the SEC’s penny stock rules.

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

This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 5,000,000 shares of our preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders of preferred stock the right to our assets upon liquidation, or the right to receive dividend payments before dividends are distributed to the holders of common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Additional stock offerings in the future may dilute then-existing shareholders’ percentage ownership of the Company.

Given our plans and expectations that we will need additional capital and personnel, we anticipate that we will need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then current stockholders.

Item 2. Properties.

Our principal office address is 10 E. Yanonali, Suite 36, Santa Barbara, CA, 93101. We believe that our current premises are sufficient to handle our administrative activities for the near future as adequate lab space and equipment is attained through our agreement with the University of Iowa.

Item 3. Legal Proceedings.

We are not currently a party to, nor is any of our property currently the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Pink under the symbol “HYSR”

Securities

Our Articles of Incorporation, as amended, authorizes the issuance of 5,000,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, par value $0.001 per share.

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

As of September 18, 2020, our common stock was held by 178 stockholders of record.

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

Equity Compensation Plan Information

On January 23, 2019, our Board adopted the Company’s 2019 Equity Incentive Plan (the “Plan”). The stated purpose of the Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The maximum number of shares of the Company’s common stock that can be issued under the Plan is 300,000,000.

The following table sets forth information about our equity compensation plans as of June 30, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders	196,000,000	n/a	114,000,000
Total	196,000,000	-	114,000,000

Recent Sales of Unregistered Securities

During the three months ended June 30, 2020, the Company issued 200,989,838 shares of common stock upon conversion of $249,545 in principal of convertible notes, plus accrued interest of $49,200, and other fees of $1,900.

During the three months ended June 30, 2020, the Company issued 16,313,820 shares of common stock for services.

In connection with the foregoing, the Company relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended for transactions not involving a public offering.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements.

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

Overview

At SunHydrogen, Inc., our goal is to replace most forms of energy on earth with clean renewable hydrogen.

Our patented low-cost technology is intended to produce renewable hydrogen using sunlight and any source of water, including seawater and wastewater. Unlike non-renewable hydrocarbon fuels, such as oil, coal and natural gas, where carbon dioxide and other contaminants are released into the atmosphere when used, hydrogen fuel usage produces pure water as the only byproduct. By optimizing the science of water electrolysis at the nano-level, our low-cost nanoparticles mimic photosynthesis to efficiently use sunlight to split water molecules into environmentally friendly renewable hydrogen. Using our low-cost method to produce renewable hydrogen, we intend to enable a world of distributed hydrogen production for renewable electricity and hydrogen fuel cell vehicles.

Our technology is primarily developed at the University of Iowa, through a sponsored research agreement. Over the past several years, our team has been focused on developing the technology to a point at which it can be commercialized. After years of dedication, we are now ready to move from the lab into commercial production with the first generation of our technology.

Our innovative technology is packaged into a self-contained hydrogen production panel that requires only sunlight and any source of water. Just like solar panels convert sunlight into electricity, our hydrogen panels will convert sunlight and water into hydrogen. As a result of this form factor, the panels can be installed almost anywhere to produce hydrogen fuel at or near the point of use. We believe that this distributed model of hydrogen production addresses one of the biggest challenges of the hydrogen economy, which is the prohibitive high infrastructure cost of transporting hydrogen to the points of use.

Results of Operations for the Year Ended June 30, 2020 compared to the Year Ended June 30, 2019.

Operating Expenses

For the year ended June 30, 2020 operating expenses were $1,681,427 compared to $1,828,551 for the prior year ended June 30, 2019. Operating expenses consist primarily of research and development expenses and general and administrative expenses incurred in connection with the operation of our business. The net decrease of $147,124 in operating expenses was a result of a decrease in general and administrative expense of $235,375, which consist of $261,919 in non-cash stock compensation expense, with an increase of $26,544 in other general and administrative expense and an increase in research and development cost of $86,820, and an increase in depreciation and amortization expense of $1,431.

Other Income/(Expenses)

Other income and (expenses) for the year ended June 30, 2020 were $(55,847,911) compared to $5,806,888 for the prior year ended June 30, 2019. The net increase of $(61,654,799) in other income and (expenses) was the result of the net change in derivative liability.

Net Income (Loss)

For the year ended June 30, 2020 our net loss of was $(57,529,338), compared to net income of $3,978,337 for the year ended June 30, 2019. The majority of the increase in net loss of $61,507,675, was related primarily to the net change in derivative estimates each year. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2020, we had a working capital deficit of $60,459,862, compared to a working capital deficit of $4,829,162 as of June 30, 2019. This increase in working capital deficit of $55,630,700 was primarily due to the increase in net change in derivative liability, cash, accounts payable, accrued expenses, accrued interest on convertible notes, with a decrease in prepaid expenses, and convertible notes.

During the year ended June 30, 2020, we raised an aggregate of $856,500 in a private placement of convertible notes. During the prior year ended June 30, 2019, we raised an aggregate of $804,500 in a private placement of convertible notes. Our ability to continue as a going concern is dependent upon our ability to raise capital and future revenue generated from operations.

Cash flow used in operating activities was $695,784 for the year ended June 30, 2020, compared to $853,693 for the year ended June 30, 2019. The decrease in cash used by operating activities was primarily due to the decrease in insurance expense. The Company has had no revenues.

Cash used in investing activities for the year ended June 30, 2020 and 2019 was $780 and $13,059, respectively. The decrease in investing activities was as a result of a decrease in intangible assets purchased during the current year.

Cash provided by financing activities during the year ended June 30, 2020 was $856,500 compared to $804,500 for the prior year ended June 30, 2019. The increase in cash from financing activities was due to the increase in issuance of convertible notes through private placement offerings during the current period.

During the year ended June 30, 2020, we did not generate any revenue but incurred net loss of $57,529,338 and used cash in the amount of $695,784 in our operations. As of June 30, 2020, we had a working capital deficiency of $60,459,862 and a shareholders’ deficit of $61,832,448. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report dated September 23, 2020, on our audited financial statements for the year ended June 30, 2020 expressed substantial doubt about our ability to continue as a going concern. Our ability s to continue as a going concern and appropriateness of using the going concern basis is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, advance our technology and, ultimately, to achieve profitable operations.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Binomial lattice valuation pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2020, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

Recently Adopted Accounting Pronouncements

Management adopted recently issued accounting pronouncements during the year ended June 30, 2020, as disclosed in the Notes to the financial statements included in this report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not required for a smaller reporting company.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2020, based on those criteria.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies

Changes in Internal Controls.

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers, key employees and directors:

Name	Age	Position
Timothy Young	55	President, CEO, Acting CFO and Chairman of the Board of Directors
Mark J. Richardson	67	Director

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

Mr. Young’s track record of success and over fifteen plus years of management and leadership experience bringing new products to the market, qualifies him to be a board member of the Company.

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

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.

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

Changes in Nominating Procedures

None.

Item 11. Executive Compensation

The table below sets forth the compensation earned by each person acting as our Principal Executive Officer and our other most highly compensated executive officers whose total annual compensation exceeded $100,000 during the last two fiscal years.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Young,	2020	$255,000	0	0	757,243		0	0	0	$255,000
CEO and Acting CFO	2019	$255,000	0	0	1,409,550	(1)	0	0	0	$255,000

(1)	Calculated at fair value in accordance with authoritative guidance provided by the Financial Accounting Standards Board, where the value of the stock compensation is based upon the grant date and recognized over the vesting period. On the grant date of January 23, 2019, one-third (1/3) of the options vested immediately and the remainder of the options will vest in increments of 1/24 monthly. The shares represent an option to purchase 150,000,000 shares of common stock at an exercise price of $0.0099, with a fair value of $757,243. As of June 30, 2020, no options were exercised.

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

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of June 30, 2020, for our named executive officer.

Outstanding Equity Awards
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Timothy Young	121,780,822	28,219,178	0.0099	1/23/2029	-	-

Director Compensation

The following table sets forth compensation information regarding the Company’s non-employee directors in fiscal 2020:

Name	Fees earned or paid in cash	Stock Award ($)	Option Awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark R. Richardson	1	-	$10,000,000	-	-	-	-	-	10,000,000

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

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from the date of this report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of September 18, 2020 or have been exercised and converted.

Name and address	Shares of Common Stock		Percentage of Common Stock (1)

Directors and Officers (2)
Timothy A. Young	147,500,000	(3)	6.4
Mark R. Richardson	9,166,667	(4)	*
All Officers and Directors as a Group (2 person)	156,666,667		6.8%

* Less than 1%.

(1)	Based upon 2,156,132,155 shares issued and outstanding as of September 18, 2020.

(2)	The address for each of the officers and directors is c/o SunHydrogen, Inc. 10 E. Yanonali, Suite 36, Santa Barbara, CA 93101

(3)	Includes 137,500,000 shares underlying options that have vested or will vest within sixty days of this annual report.

(4)	Represents shares underlying options that have vested and will vest within sixty days of this annual report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Since the beginning of our last fiscal year, except as set forth below, there have been and there are no currently proposed transaction, in which we are or were a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of more than 10% of any class of our voting securities, had or will have a direct or indirect material interest.

On September 10, 2020, the Company entered into rescission agreements with Timothy Young, the Company’s chief executive officer and director, and Mark Richardson, the Company’s director. Under the rescission agreements, the cashless option exercises of Mr. Young and Mr. Richardson that were completed on June 24, 2020, were rescinded and unwound in full. Under Mr. Young’s option exercise, Mr. Young had exercised 50,000,000 options cashlessly at an exercise price of $0.0099 per share and was issued 39,239,130 shares of common stock. Under Mr. Richardson’s option exercise, Mr. Young had exercised 8,055,542 options cashlessly at an exercise price of $0.0099 per share and was issued 6,321,849 shares of common stock.

Director Independence

The Board has determined that Mr. Richardson is an independent director within the meaning of NASDAQ Rule 5605(a)(2).

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billable to us by our principal accounting during 2020 and 2019 for the audit of our annual financial statements and quarterly reviews of our financial statements for the fiscal year totaled approximately $11,000 and $25,000, respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2020 and 2019 of $0 and $0 to our principal accountant in connection with the audit of the financial statements of the Company for the years ended June 30, 2020 and 2019.

Tax Fees

We did not incur fees for services rendered to us for tax compliance, tax advice, or tax planning by our principal accountant for the fiscal years ended June 30, 2020 and 2019.

All Other Fees

As of the date of this filing, our current policy is to not engage M&K CPAS, PLLC to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage M&K CPAS, PLLC to provide audit, and other assurance services, such as review of SEC reports or filings.

Item 15. Exhibits.

Exhibit	Description

3.1	Articles of Incorporation of filed with the Nevada Secretary of State on February 18, 2009 (incorporated by reference to S-1 filed on February 5, 2010).

3.2	Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 11, 2009 (incorporated by reference to S-1 filed February 5, 2010).

3.3	Articles of Amendment of Articles of Incorporation of filed with the Nevada Secretary of State on November 21, 2013 (incorporated by reference 8-K filed on November 21, 2013).

3.4	Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 13, 2018. (incorporated by reference to 10-K filed on September 25, 2018).

3.5	Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company’s Form 8-K filed November 26, 2019)

3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed January 3, 2020)

3.7	Articles of Merger (incorporated by reference to 8-K filed June 15, 2020)

3.8	Bylaws (incorporated by reference to S-1 February 5, 2010)

10.1	2019 Equity Incentive Plan (incorporated by reference to Form S-8 on December 19, 2018)

10.2	Contract between Company and the University of Iowa dated as of May 1, 2016 (incorporated by reference to 10-K filed on September 21, 2016).

10.3	Offer of Employment to Timothy Young dated August 13, 2009 (incorporated by reference to S-1 filed on March 25, 2010)

10.4	Invention Transfer dated as of June 10, 2009 (incorporated by reference Form S-1 filed on March 25, 2010)

10.5	Convertible Promissory Note dated May 23, 2014 (incorporated by reference to 10-Q filed on May 15, 2018)

10.6	Convertible Promissory Note dated January 28, 2016 (incorporated by reference Form 10-Q filed on May 15, 2018)

10.7	Convertible Promissory Note dated February 3, 2017 (incorporated by reference to Form 10-Q filed on May 15, 2018f)

10.8	Convertible Promissory Note dated November 10, 2017 (incorporated by reference to Form 10-Q on May 15, 2018)

10.9	Convertible Promissory Note dated July 27, 2018 (incorporated by reference to Form 8-K filed on June 29, 2018)

10.10	Convertible Promissory dated July 23, 2018 (incorporated by reference to Form 8-K on August 6, 2018)

10.11	Promissory Note issued August 10, 2018 (incorporated by reference to Form 8-K filed on August 14, 2018)

10.12	Agreement dated as of June 1, 2018 between the Company and The University of Iowa, Iowa City, Iowa (incorporated by reference to Form 10-K filed on September 25, 2018)

10.13	Consulting Agreement dated as of September 19, 2018 between the Company and GreenTech Development Corporation (incorporated by reference to Form 10-K filed on September 25, 2018)

10.14	Convertible Promissory Note dated October 3, 2018 between the Company and PowerUp Lending (incorporated by reference to Form 8-K on October 12, 2018)

10.15	Convertible Promissory Note dated January 18, 2019 (incorporated by reference to Form 10-Q filed on May 14, 2019)

10.16	Agreement between the Company and The University of Iowa, Iowa City effective as of June 1, 2019 (incorporated by reference to Form 10-K filed on September 30, 2019)

10.17	Contract Amendment No. 1 between the Company and The University of Iowa (incorporated by reference to 8-K filed June 26, 2020)

10.18	Purchase Agreement between the Company and Triton Funds LP (incorporated by reference to 8-K filed July 31, 2020)

10.19*	Contract, dated September 1, 2020, between the Company and The University of Iowa, Iowa City

10.20*	Purchase Agreement, dated September 21, 2020, between the Company and GHS Investments, LLC

14.1	Code of Ethics (incorporated by reference to 10-K filed on September 28, 2012).

16.1	Letter from Liggett & Webb, P.A. (incorporated by reference to 8-K filed January 7, 2020)

23.1*	Consent of Liggett & Webb, P.A.

23.2*	Consent of M&K CPAS, LLC

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1**	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS *	XBRL INSTANCE DOCUMENT

EX-101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB *	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNHYDROGEN, INC.

Date: September 23, 2020	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer, Interim Chief Financial Officer, and Chairman (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Young	Chief Executive Officer, President	September 23, 2020
Timothy Young	(Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer), and Chairman

/s/ Mark R. Richardson	Director	September 23, 2020
Mark R. Richardson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

SunHydrogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of SunHydrogen, Inc. (the Company) as of June 30, 2020, and the related statements of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. The financial statements of SunHydrogen, Inc. as of June 30, 2019 were audited by other auditors whose report dated September 27, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

Houston, TX

September 23, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

HyperSolar, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of SunHydrogen, Inc. (formerly HyperSolar, Inc.) (the “Company”) as of June 30, 2019, the related statements of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

September 27, 2019

SUNHYDROGEN, INC.

(formerly Hypersolar, Inc.)

BALANCE SHEETS

	June 30, 2020	June 30, 2019

ASSETS

CURRENT ASSETS
Cash	$195,010	$35,074
Prepaid expenses	9,378	15,000

TOTAL CURRENT ASSETS	204,388	50,074

PROPERTY & EQUIPMENT
Computers and peripherals	2,663	1,883
Less: accumulated depreciation	(1,605)	(837)

NET PROPERTY AND EQUIPMENT	1,058	1,046

OTHER ASSETS
Domain, net of amortization of $4,223 and $3,868, respectively	1,092	1,447
Trademark, net of amortization of $371 and $257, respectively	772	886
Patents, net of amortization of $16,650 and $10,391, respectively	84,492	97,100

TOTAL OTHER ASSETS	86,356	99,433

TOTAL ASSETS	$291,802	$150,553

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other payable	$201,243	$125,085
Accrued expenses	211,496	176,790
Accrued interest on convertible notes	432,866	415,537
Derivative liability	59,657,719	3,905,721
Convertible promissory notes, net of debt discount of $409,074 and $281,783, respectively	160,926	256,103

TOTAL CURRENT LIABILITIES	60,664,250	4,879,236

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $0, respectively	1,460,000	1,782,600

TOTAL LONG TERM LIABILITIES	1,460,000	1,782,600

TOTAL LIABILITIES	62,124,250	6,661,836

COMMIMENTS AND CONTINGENCIES (SEE NOTE 8)	-	-

SHAREHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 5,000,000,000 authorized common shares 2,053,410,164 and 1,077,319,339 shares issued and outstanding, respectively	2,053,410	1,077,319
Additional Paid in Capital	11,664,657	10,432,575
Accumulated deficit	(75,550,515)	(18,021,177)

TOTAL SHAREHOLDERS’ DEFICIT	(61,832,448)	(6,511,283)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$291,802	$196,572

The accompanying notes are an integral part of these audited financial statements

SUNHYDROGEN, INC.

(formerly Hypersolar, Inc.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	Years Ended
	June 30, 2020	June 30, 2019

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,057,287	1,292,662
Research and development cost	615,721	528,901
Depreciation and amortization	8,419	6,988

TOTAL OPERATING EXPENSES	1,681,427	1,828,551

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(1,681,427)	(1,828,551)

OTHER INCOME/(EXPENSES)
Loss on write-off of patent cost	(5,426)	-
Gain (Loss) on change in derivative liability	(54,910,562)	6,641,761
Interest expense	(931,923)	(834,873)

TOTAL OTHER INCOME (EXPENSES)	(55,847,911)	5,806,888

NET INCOME (LOSS)	$(57,529,338)	$3,978,337

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	1,551,749,054	924,582,860

The accompanying notes are an integral part of these audited financial statements

SUNHYDROGEN, INC.

(formerly Hypersolar, Inc.)

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	YEAR ENDED JUNE 30, 2019
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2018	-	$-	852,458,018	$852,458	$8,131,620	$(21,999,514)	$(13,015,436)

Issuance of common stock for conversion of debt and accrued interest	-	-	195,464,064	195,464	1,345,145	-	1,540,609

Issuance of common stock for services	-	-	29,397,257	29,397	220,038	-	249,435

Stock based compensation expense	-	-	-	-	735,772	-	735,772

Net Income	-	-	-	-	-	3,978,337	3,978,337

Balance at June 30, 2019	-	$-	1,077,319,339	$1,077,319	$10,432,575	$(18,021,177)	$(6,511,283)

	YEAR ENDED JUNE 30, 2020
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	-	$-	1,077,319,339	$1,077,319	$10,432,575	$(18,021,177)	$(6,511,283)

Issuance of common stock for conversion of debt and accrued interest	-	-	884,989,722	884,990	492,196	-	1,377,186

Issuance of common stock for services	-	-	91,101,103	91,101	266,033	-	357,134

Stock based compensation expense	-	-	-	-	473,853	-	473,853

Net Loss	-	-	-	-	-	(57,529,338)	(57,529,338)

Balance at June 30, 2020	-	$-	2,053,410,164	$2,053,410	$11,664,657	$(75,550,515)	$(61,832,448)

The accompanying notes are an integral part of these audited financial statements

SUNHYDROGEN, INC.

(formerly Hypersolar, Inc.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	Years Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(57,529,338)	$3,978,337
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	8,419	6,988
Stock based compensation expense	473,853	735,772
Stock issued for services	357,134	249,435
(Gain) Loss on change in derivative liability	54,910,562	(7,695,278)
Loss on conversion of debt	-	1,053,517
Net loss on write-off of patent cost	5,426	-
Amortization of debt discount recorded as interest expense	714,145	610,917
Change in assets and liabilities :
Prepaid expense	5,622	(11,058)
Other asset	-	900
Accounts payable	76,257	13,996
Accrued expenses	54,607	(23,247)
Accrued interest on convertible notes	227,529	226,028

NET CASH USED IN OPERATING ACTIVITIES	(695,784)	(853,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of tangible assets	(780)	(13,059)

NET CASH USED IN INVESTING ACTIVITIES:	(780)	(13,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	856,500	804,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	856,500	804,500

NET INCREASE (DECREASE) IN CASH	159,936	(62,252)

CASH, BEGINNING OF YEAR	35,074	97,326

CASH, END OF YEAR	$195,010	$35,074

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,249	$940
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes , accrued interest and other fees	$1,377,186	$1,540,609
Fair value of convertible notes at issuance	$841,436	$743,301

The accompanying notes are an integral part of these audited financial statements

SUNHYDROGEN, INC.
(formerly Hypersolar, Inc.)

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2020 AND 2019

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

SunHydrogen, Inc. (formerly HyperSolar, Inc.) (the “Company”) was incorporated in the state of Nevada on February 18, 2009. The Company, based in Santa Barbara, California, began operations on February 19, 2009 to develop and market a solar concentrator technology.

Line of Business

The company is currently developing a novel solar-powered nanoparticle system that mimics photosynthesis to separate hydrogen from water. We intend for technology of this system to be licensed for the production of renewable hydrogen to produce renewable electricity and hydrogen for fuel cells.

Going Concern

The accompanying audited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying audited financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placement offerings of equity and debt. Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business. There is no assurance that the Company will be able to continue raising the required capital.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of SunHydrogen, Inc (formerly HyperSolar, Inc.) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to useful lives and impairment of tangible and intangible assets, accruals, income taxes, stock-based compensation expense, Cox Rubenstein binomial lattice valuation model inputs, derivative liabilities and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

SUNHYDROGEN, INC.

(formerly Hypersolar, Inc.)

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2020 AND 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets (Continued)

	Useful Lives	6/30/2020	6/30/2019

Domain-gross	15 years	$5,315	$5,315
Less accumulated amortization		(4,223)	(3,868)
Domain-net		$1,092	$1,447

Trademark-gross	10 years	$1,143	$1,143
Less accumulated amortization		(371)	(257)
Domain-net		$772	$886

Patents-gross	15 years	$107,491	$107,491
Write-off of patent cost		(6,349)	-
Less accumulated amortization		(16,650)	(10,391)
Patents-net		$84,492	$97,100

The Company recognized amortization expense of $7,651 and $6,360 for the years ended June 30, 2020 and 2019, respectively.

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computers and peripheral equipment	5 Years

Depreciation expense for the years ended June 30, 2020 and 2019 was $768 and $628, respectively.

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

For the year ended June 30, 2020, the Company calculated the dilutive impact of the outstanding stock options of 186,000,000, and the convertible debt of $2,030,000, which is convertible into shares of common stock. The stock options and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

For the year ended June 30, 2019, the Company calculated the dilutive impact of its outstanding stock options of 186,250,000, and convertible debt of $2,320,486, which is convertible into shares of common stock. The stock options and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

	For the Years Ended
	June 30,
	2020	2019

Income (Loss) to common shareholders (Numerator)	$(57,529,338)	$3,978,337

Basic weighted average number of common shares outstanding (Denominator)	1,551,749,054	924,582,860

Diluted weighted average number of common shares outstanding (Denominator)	1,551,749,054	924,582,860

SUNHYDROGEN, INC.

(formerly Hypersolar, Inc.)

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2020 AND 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Incentive Plan and Stock Options

Equity Incentive Plan

On December 17, 2018, the Board of Directors approved and adopted the 2019 Equity Incentive Plan (“the Plan”), with 300,000,000 shares of common stock set aside and reserved for issuance pursuant to the Plan. The purpose of the Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The awards are performance-based compensation that are granted under the Plan as incentive stock options (ISO) or nonqualified stock options. The per share exercise price for each option shall not be less than 100% of the fair market value of a share of common stock on the date of grant of the option. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing cost. The Company accounts for stock option grants issued and vesting to employees and non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date. The shares are convertible into common stock upon exercise. As of June 30, 2020, there were 186,000,000 stock options issued, and 114,000,000 additional shares reserved under the Plan.

Stock based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, the option grants immediately vest, and the total stock-based compensation charge is recorded in the period of the measurement date. As of June 30, 2020, 10,000,000 of such options were outstanding.

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2020, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

SUNHYDROGEN, INC.

(formerly Hypersolar, Inc.)

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2020 AND 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2020 and 2019 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability measured at fair value at 6/30/20	$59,657,719	$-	$-	$59,657,719

Derivative liability measured at fair value at 6/30/19	$3,905,721	$-	$-	$3,905,721

Fair Value of Financial Instruments (Continued)

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2018	$10,857,698
Fair value of derivative liabilities at issuance	743,301
Gain on change in derivative liability	(7,695,278)
Balance as of June 30, 2019	3,905,721
Fair value of derivative liabilities issued	841,436
Loss on change in derivative liability	54,910,562
Balance as of June 30, 2020	$59,657,719

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $615,721 and $528,901 for the years ended June 30, 2020 and 2019, respectively.

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

SUNHYDROGEN, INC.

(formerly Hypersolar, Inc.)

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2020 AND 2019

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

In December 2019, the FASB issued to accounting standards amendment updates to ASU 2019-12, (Topic 740) – “Income Taxes”, which simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The Company does not believe the adoption of ASU-2019-12, would have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCKS

Year ended June 30, 2020

During the year ended June 30, 2020, the Company issued 884,989,722 shares of common stock upon conversion of convertible notes in the amount of $1,166,986 in principal, plus accrued interest of $198,200 and other fees of $12,000 based upon conversion prices ranging from $0.00095 - $0.0041.

During the year ended June 30, 2020, the Company issued 91,101,103 shares of common stock for services rendered at fair value prices of $0.002 - $0.0072 per share in the amount of $357,134.

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

SUNHYDROGEN, INC.

(formerly Hypersolar, Inc.)

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2020 AND 2019

4.	OPTIONS

Stock Option Plan

The non-qualified common stock options expire on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. As of June 30, 2020, 250,000 options were fully vested with a maturity date of March 31, 2020, which expired and were forfeited as of June 30, 2020; on October 2, 2017, the Company issued 10,000,000 non-qualified common stock options, which vest one-third immediately, and one-third the second and third year, whereby, the options are fully vested with a maturity date of October 2, 2022, and are exercisable at an exercise price of $0.01 per share.

On January 23, 2019, the Company issued 170,000,000 stock options, of which one-third (1/3) vest immediately, and the remaining shall vest one-twenty fourth (1/24) per month after the date of these options (remaining block). The first block shall become exercisable immediately and is exercisable for a period of seven (7) years. The options fully vest by January 23, 2021.

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

A summary of the Company’s stock option activity and related information follows:

	6/30/2020		6/30/2019
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	186,250,000	$0.01	10,250,000	$0.01
Granted	10,000,000	$0.01	176,000,000	$0.01
Exercised	-	-	-	-
Forfeited/Expired	(250,000)	-	-	-
Outstanding, end of period	196,000,000	$0.01	186,250,000	$0.01
Exercisable at the end of period	160,493,150	$0.01	85,583,333	$0.01

The weighted average remaining contractual life of options outstanding as of June 30, 2020 and 2019 was as follows:

6/30/2020				6/30/2019
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$-	-	-	-	$0.02	250,000	250,000	0.75
$0.01	10,000,000	10,000,000	1.26	$0.01	10,000,000	5,250,000	3.26
$0.0097-0.0099	176,000,000	144,018,263	5.57 – 5.59	$0.0097-0.0099	176,000,000	60,666,667	6.57 - 6.84
$0.0060	10,000,000	6,474,887	6.06	$-	-	-	-
	196,000,000	160,493,150			186,250,000	85,583,333

	6/30/20	6/30/19
Risk free interest rate	1.47% - 2.58%	1.94%
Stock volatility factor	54.99% - 189.01%	146%
Weighted average expected option life	6 years	7 years
Expected dividend yield	None	None

SUNHYDROGEN, INC.

(formerly Hypersolar, Inc.)

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2020 AND 2019

4.	OPTIONS (Continued)

Stock Option Plan (Continued)

The stock-based compensation expense recognized in the statement of operations during the years ended June 30, 2020 and 2019, related to the granting of these options was $473,853 and $735,772, respectively.

5.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2020, the outstanding convertible promissory notes, net of debt discount of $409,074 are summarized as follows:

Convertible Promissory Notes, net of debt discount	$1,620,926
Less current portion	160,926
Total long-term liabilities	$1,460,000

Maturities of long-term debt principal for the next four years are as follows:

Period Ended
June 30,	Amount
2021	570,000
2022	575,000
2023	745,000
2024	140,000
$2,030,000

At June 30, 2020, the $2,030,000 in convertible promissory notes had a remaining debt discount of $409,074, leaving a net balance of $1,620,926.

The Company issued a 10% convertible promissory note on April 9, 2015 (the “April 2015 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. The Company received additional tranches in the amount of $450,000 for an aggregate sum of $500,000. The April 2015 Note matured nine (9) months from the effective dates of each respective tranche. A second extension was granted to October 9, 2016. On January 19, 2017, the investor extended the April 2015 Note for an additional (60) months from the effective date of each tranche, which had a maturity date of April 9, 2020.The April 2015 Note was convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective advance or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. In no event could the lender convert any portion of the April 2015 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. During the year ended June 30, 2020, the Company issued 212,079,164 shares of common stock, upon conversion of $192,600, plus accrued interest of $74,285. The balance of the April 2015 Note as of June 30, 2020 was $0.

SUNHYDROGEN, INC.

(formerly Hypersolar, Inc.)

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued a 10% convertible promissory note on January 28, 2016 (the “Jan 2016 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The Jan 2016 Note matures twelve (12) months from the effective dates of each respective tranche. On January 19, 2017, the investor extended the Jan 2016 Note for an additional sixty (60) months from the effective date of each tranche, which matures on January 27, 2022. The Jan 2016 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jan 2016 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the year ended June 30, 2020, the Company issued 280,606,492 common shares upon conversion of principal in the amount of $190,000, plus interest of $76,576. The balance of the Jan 2016 Note as of June 30, 2020 was $310,000.

The Company issued a 10% convertible promissory note on February 3, 2017 (the “Feb 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $60,000. The Company received additional tranches in the amount of $440,000 for an aggregate sum of $500,000. The Feb 2017 Note matures twelve (12) months from the effective dates of each respective tranche. The Feb 2017 Note had a maturity date of February 3, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Feb 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Feb 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Feb 2017 Note as of June 30, 2020 was $500,000.

The Company issued a 10% convertible promissory note on November 9, 2017 (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $45,000. The Company received additional tranches in the amount of $455,000 for an aggregate sum of $500,000. The Nov 2017 Note matures twelve (12) months from the effective dates of each respective tranche. The Nov 2017 Note had a maturity date of November 9, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Nov 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Nov 2017 Note as of June 30, 2020 was $500,000.

SUNHYDROGEN, INC.

(formerly Hypersolar, Inc.)

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued a 10% convertible promissory note on June 27, 2018 (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. On October 9, 2018, the Company received another tranche of $40,000, for a total aggregate of $90,000 as of December 31, 2019. The Jun 2018 Note matures twelve (12) months from the effective dates of each respective tranche. The Jun 2018 Note matured on June 27, 2019, which was automatically extended for sixty (60) months from the effective date of each tranche. The Jun 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $2,823 during the year ended June 30, 2020. The balance of the Jun 2018 Note as of June 30, 2020 was $90,000.

The Company issued a 10% convertible promissory note on August 10, 2018 (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note had a maturity date of August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note matures on August 10, 2023. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $11,233 during the year ended June 30, 2020. The balance of the Aug 2018 Note as of June 30, 2020 was $100,000.

The Company issued 10% convertible promissory notes on February 14, 2019 thru August 12, 2019, (the “Feb-Aug Notes”) in the aggregate principal amount of up to $252,000. The Feb-Aug Notes had maturity dates of February 14, 2020 thru August 12, 2020. The Feb-Aug Notes were convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Feb-Aug Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the year ended June 30, 2020, the Company issued 116,025,867 shares of common stock upon conversion of principal in the amount of $252,000, plus accrued interest of $12,600. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $176,288 during the year ended June 30, 2020.  The balance of the Feb-Aug Notes as of June 30, 2020 was $0.

On December 14, 2018, January 18, 2019, and July 3, 2019, the Company issued convertible promissory notes (the “Dec-Jul Notes”) to an investor, (the “Dec-Jul Notes”) in the total aggregate principal amount of $140,000. The Dec-Jul Notes had maturity dates of December 14, 2019 and January 18, 2020. The Dec-Jul Notes were convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Dec-Jul Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. During the year ended June 30, 2020, the Company issued 103,302,185 shares of common stock upon conversion of $132,386 in principal, plus accrued interest of $14,000, and legal fees of $9,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $91,714 during the year ended June 30, 2020. The balance of the Dec-Jul Notes as of June 30, 2020 was $0.

On January 31, 2019 and March 6, 2019, the Company issued convertible promissory notes (the “Jan-Mar Note”) to an investor (the “Jan-Mar Note”) in the total aggregate principal amount of $160,000. The Jan-Mar Notes had maturity dates of January 31, 2020 and March 6, 2020. The Jan-Mar Notes were convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average of the two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jan-Mar Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan-Mar Notes. The Company issued 76,591,844 shares of common stock upon the conversion of principal in the amount of $160,000, plus accrued interest of $8,399, and legal fees of $1,500. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $101,698 during the year ended June 30, 2020. The balance of the Jan-Mar Notes as of June 30, 2020 was $0.

SUNHYDROGEN, INC.

(formerly Hypersolar, Inc.)

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On August 28, 2019, the Company issued a convertible promissory note (the “Aug Note”) to an investor, in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Aug Note had a maturity date of August 28, 2020. The Aug Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average of the two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Aug Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Aug Note. During the year ended June 30, 2020, the Company issued 30,227,789 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $4,219, and legal fees of $600. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $58,835 during the year ended June 30, 2020. The balance of the Aug Note as of June 30, 2020 was $0.

On October 2, 2019, the Company issued a convertible promissory note (the “Oct Note”) to an investor in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Oct Note matures on October 2, 2020. The Oct Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average of the two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Oct Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Oct Note. During the year ended June 30, 2020, the Company issued 39,676,622 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $4,110, and legal fees of $600. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $80,000, during the year ended June 30, 2020. The balance of the Oct Note as of June 30, 2020 was $0.

On November 27, 2019, the Company issued a convertible promissory note (the “Nov Note”) to an investor in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Nov Note had a maturity date of November 27, 2020. The Nov Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest average of the two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Nov Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Nov Note. During the year ended June 30, 2020, the Company issued 26,579,747 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $4,011, and legal fees of $300. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $80,000 during the year ended June 30, 2020. The balance of the Nov Note as of June 30, 2020 was $0.

On January 10, 2020, the Company issued a convertible promissory note (the “Jan 2020 Note”) to an investor in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Jan 2020 Note matures on January 10, 2021. The Jan 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the lowest two (2) trading prices per common stock during the thirty (30) trading day prior to the conversion date. The conversion feature of the Jan 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $37,596 during the year ended June 30, 2020. The balance of the Jan 2020 Note as of June 30, 2020 was $80,000.

On February 11, 2020, the Company issued a convertible promissory note (the “Feb 2020 Note”) to an investor in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Feb 2020 Note matures on February 11, 2021. The Feb 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Feb 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $30,601 during the year ended June 30, 2020. The balance of the Feb 2020 Note as of June 30, 2020 was $80,000.

SUNHYDROGEN, INC.

(formerly Hypersolar, Inc.)

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On March 5, 2020, the Company issued a convertible promissory note (the “Mar 2020 Note”) to an investor in the principal amount of $40,000. The Company received funds of $38,000, less other fees of $2,000. The Mar 2020 Note matures on March 9, 2021. The Mar 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Mar 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Mar 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $11,528 during the year ended June 30, 2020. The balance of the Mar 2020 Note as of June 30, 2020 was $40,000.

On April 14, 2020, the Company issued a convertible promissory note (the “April 2020 Note”) to an investor in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The April 2020 Note matures on April 14, 2021. The April 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the April 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $16,658 during the year ended June 30, 2020. The balance of the April 2020 Note as of June 30, 2020 was $80,000.

On April 15, 2020, the Company issued a convertible promissory note (the “Apr 2020 Note”) to an investor in the aggregate principal amount of $50,000, of which the Company received $10,000 as of June 30, 2020. The Apr 2020 Note matures twelve (12) months from the effective dates of each respective tranche, such that the Apr 2020 Note matures on April 15, 2021, with an automatic extension of sixty (60) months from the effective date of each tranche. The Apr Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of four (4) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Apr 2020 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the fourth business day (inclusive of the day of the conversion) until the shares are delivered. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Apr 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $706 during the year ended June 30, 2020. The balance of the Apr 2020 Note as of June 30, 2020 was $10,000.

On May 19, 2020, the Company issued a convertible promissory note (the “May 2020 Note”) to an investor in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The May 2020 Note matures on May 19, 2021. The May 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the May 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the May 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $9,205 during the year ended June 30, 2020. The balance of the May 2020 Note as of June 30, 2020 was $80,000.

SUNHYDROGEN, INC.

(formerly Hypersolar, Inc.)

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On June 18, 2020, the Company issued a convertible promissory note (the “June 2020 Note”) to an investor in the principal amount of $160,000. The Company received funds of $156,000, less other fees of $4,000. The Jun 2020 Note matures on June 19, 2021. The Jun 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jun 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jun 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $5,260 during the year ended June 30, 2020. The balance of the Jun 2020 Note as of June 30, 2020 was $160,000.

All note conversions were performed per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

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

During the year ended June 30, 2020, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $841,436, based upon the Cox Rubenstein binomial model. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the year ended June 30, 2020, the Company recorded a net loss in change in derivative of $54,910,562 in the statement of operations due to the change in fair value of the remaining notes, for the year ended June 30, 2020. At June 30, 2020, the fair value of the derivative liability was $59,657,719.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Cox Rubenstein binomial lattice formula. The significant assumptions used in the Cox Rubenstein binomial lattice formula of the derivatives are as follows:

Risk free interest rate	0.13% - 0.22%
Stock volatility factor	80.0% - 267.0%
Weighted average expected option life	0 months - 5 year
Expected dividend yield	None

7.	DEFERRED TAX BENEFIT

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amount when the realization is uncertain. Included in the balance at June 30, 2020 and 2019, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

SUNHYDROGEN, INC.

(formerly Hypersolar, Inc.)

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2020 AND 2019

7.	DEFERRED TAX BENEFIT (Continued)

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended June 30, 2020 and 2019, the Company did not recognize interest or penalties.

At June 30, 2020, the Company had net operating loss carry-forward of approximately $7,722,300, which expires in future years. No tax benefit has been reported in the June 30, 2020 and 2019 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2020 and 2019 due to the following:

	6/30/2020	6/30/2019
Book income (loss)	$(12,081,160)	$1,193,500
Non-deductible expenses	11,950,635)	(1,520,850)
Depreciation and amortization	310	45
Related party accrual	7,875	(5,100)
Valuation Allowance	122,340	332,405

Income tax expense	$-	$-

Deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible differences and operating loss and tax credit carry-forward and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of June 30, 2020 and 2019:

	6/30/2020	6/30/2019
Deferred tax assets:
NOL carryover	$1,571,210	$2,070,125
Research and development	104,500	92,490
Related party accrual	44,465	52,275
Deferred tax liabilities:
Depreciation and amortization	$(3,610)	$(5,340)

Less Valuation Allowance	$(1,716,565)	$(2,209,550)

Income tax expense	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forward for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forward may be limited as to use in future years.

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

SUNHYDROGEN, INC.

(formerly Hypersolar, Inc.)

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2020 AND 2019

8.	COMMITMENTS AND CONTINGENCIES

On June 1, 2019, the Company entered into a research agreement with the University of Iowa. As consideration under the research agreement, the University of Iowa will receive a maximum of $144,747 from the Company. The research agreement may be terminated by either party upon a sixty (60) day prior written notice or a material breach or default, which is not cured within 90 days of receipt of a written notice of such breach. The term of the research agreement runs through May 31, 2020, and was extended on September 1, 2020.

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

As of June 30, 2020, the Company reported an accrual associated with the CEO’s prior year salary in the amount of $211,750.

10.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On July 13, 2020, the Company issued 23,420,128 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $3,989, and $300 in other fees.

On July 14, 2020, the Company issued 1,047,679 shares of common stock for services in the amount of $29,335.

On July 15, 2020, the Company issued 48,802,884 shares of common stock upon conversion of principal in the amount of $33,000, plus accrued interest of $13,363.

On July 27, 2020, the Company entered into a common stock purchase agreement, whereby an investor purchased 20,000,000 shares of common stock at a purchase price of $0.025.

On August 12, 2020, the Company issued 836,678 shares of common stock for services in the amount of $29,267.

On August 12, 2020, the Company issued 5,294,205 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $3,989, and $300 in other fees.

On September 1, 2020, the Company entered into a research agreement with the University of Iowa. As consideration under the research agreement, the University of Iowa will receive a maximum of $299,966 from the Company. The research agreement may be terminated by either party upon sixty (60) days prior written notice or by either party upon notice of a material breach or default which is not cured within 90 days of receipt of written notice of such breach. This term of the research agreement runs through August 31, 2021, but may be extended upon mutual agreement of the parties.

On September 4, 2020, the Company issued 929,546 shares of common stock for services in the amount of $29,699.

On September 11, 2020, the Company issued 2,390,871 shares of common stock upon conversion of principal in the amount of $40,000, plus accrued interest of $1,994.52 and $300 in other expenses.

On September 21, 2020, the Company entered into a purchase agreement (the “Purchase Agreement”) with GHS Investments, LLC (“GHS”). Under the Purchase Agreement, the Company may sell, in its discretion (subject to the terms and conditions of the Purchase Agreement) up to an aggregate of $4,000,000 of common stock to GHS.

The Company has the right, in its sole discretion, subject to the conditions and limitations in the Purchase Agreement, to direct GHS, by delivery of a purchase notice from time to time (a “Purchase Notice”) to purchase (each, a “Purchase”) over the 6-month term of the Purchase Agreement, a minimum of $10,000 and up to a maximum of $400,000 (the “Purchase Amount”) of shares of common stock (the “Purchase Shares”) for each Purchase Notice (provided that, the Purchase Amount for any Purchase will not exceed two times the average of the daily trading dollar volume of the common stock during the 10 business days preceding the purchase date). The number of Purchase Shares we will issue under each Purchase will be equal to 112.5% of the Purchase Amount sold under such Purchase, divided by the Purchase Price per share (as defined under the Purchase Agreement). The “Purchase Price” is defined as 90% of the lowest end-of-day volume weighted average price of the common stock for the five consecutive business days immediately preceding the purchase date, including the purchase date. We may not deliver more than one Purchase Notice to GHS every ten business days, except as the parties may otherwise agree.

Other than as described above, there are no trading volume requirements or restrictions under the Purchase Agreement. We will control the timing and amount of any sales of our common stock to GHS. We may at any time in our sole discretion terminate the Purchase Agreement.

The Purchase Agreement prohibits us from directing GHS to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by GHS and its affiliates, would result in GHS and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of our common stock.

Events of default under the Purchase Agreement include the following:

●	the effectiveness of the registration statement for the Purchase Shares lapses for any reason or is unavailable for the resale by GHS of the Purchase Shares;

●	the suspension of our common stock from trading for a period of two business days;

●	the delisting of the Company’s common stock from the OTC Pink; provided, however, that the common stock is not immediately thereafter trading on the Nasdaq Capital Market, New York Stock Exchange, the Nasdaq Global Market, the Nasdaq Global Select Market, the NYSE American, or the OTCQX or OTCQB;

●	the failure for any reason by the transfer agent to issue Purchase Shares to GHS within three business days after the applicable date on which GHS is entitled to receive such securities;

●	any breach of the representations and warranties or covenants contained in the Purchase Agreement if such breach would reasonably be expected to have a material adverse effect and such breach is not cured within five business days;

●	insolvency or bankruptcy proceedings are commenced by or against us, as more fully described in the Purchase Agreement; or

●	if at any time we are not eligible to transfer our common stock electronically via DWAC.

So long as an event of default (all of which are outside the control of GHS) has occurred and is continuing, the Company may not deliver to GHS any Purchase Notice.

We will pay a finder’s fee to J.H. Darbie & Co., Inc. of 4% of the net proceeds we receive from sales of our common stock to GHS under the Purchase Agreement.