Form 10-Q
period 2020-09-30
SUNHYDROGEN, INC.
filed 2020-11-16
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares of registrant’s common stock outstanding, as of November 13, 2020 was 2,280,040,994.

SUNHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	September 30, 2020	June 30, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$500,644	$195,010
Prepaid expenses	12,545	9,378
TOTAL CURRENT ASSETS	513,189	204,388

PROPERTY & EQUIPMENT
Computers and peripherals	2,663	2,663
Vehicle	50,000
	52,663	2,663
Less: accumulated depreciation	(1,883)	(1,605)
NET PROPERTY AND EQUIPMENT	50,780	1,058

OTHER ASSETS
Domain, net of amortization of $4,311 and $4,223, respectively	1,004	1,092
Trademark, net of amortization of $401 and $371, respectively	742	772
Patents, net of amortization of $18,291 and $16,250, respectively	82,852	84,492
TOTAL OTHER ASSETS	84,598	86,356
TOTAL ASSETS	$648,567	$291,802

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and other payable	$124,728	$201,243
Accrued expenses	223,358	211,497
Accrued interest on convertible notes	456,864	432,866
Derivative liability	61,037,804	59,657,718
Convertible promissory notes, net of debt discount of $210,050 and $409,074, respectively	126,950	160,926
TOTAL CURRENT LIABILITIES	61,969,704	60,664,250

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $0, respectively	1,460,000	1,460,000
TOTAL LONG TERM LIABILITIES	1,460,000	1,460,000
TOTAL LIABILITIES	63,429,704	62,124,250

COMMIMENTS AND CONTINGENCIES (SEE NOTE 8)	-	-

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 5,000,000,000 shares authorized, 2,171,705,242 and 2,053,410,161 shares issued and outstanding, respectively	2,171,705	2,053,410
Additional Paid in Capital	12,803,933	11,664,657
Accumulated deficit	(77,756,775)	(75,550,515)
TOTAL SHAREHOLDERS' DEFICIT	(62,781,137)	(61,832,448)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$648,567	$291,802

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Three Months Ended
	September 30, 2020	September 30, 2019

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	438,190	370,316
Research and development cost	138,260	143,395
Depreciation and amortization	2,036	2,209

TOTAL OPERATING EXPENSES	578,486	515,920

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(578,486)	(515,920)

OTHER INCOME/(EXPENSES)
Gain (Loss) on change in derivative liability	(1,380,085)	(434,405)
Interest expense	(247,689)	(302,434)

TOTAL OTHER INCOME (EXPENSES)	(1,627,774)	(736,839)

NET INCOME (LOSS)	$(2,206,260)	$(1,252,759)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	2,139,179,833	1,173,720,677

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	THREE MONTHS ENDED SEPTEMBER 30, 2019
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	-	$-	1,077,319,339	$1,077,319	$10,432,575	$(18,021,177)	$(6,511,283)

Issuance of common stock for conversion of debt and accrued interest	-	-	217,641,145	217,641	855,933	-	1,073,574

Issuance of common stock for services	-	-	22,995,143	22,995	66,455	-	89,450

Stock based compensation expense	-	-	-	-	246,994	-	246,994

Net Income	-	-	-	-	-	(1,252,759)	(1,252,759)

Balance at September 30, 2019	-	$-	1,317,955,627	$1,317,955	$11,601,957	$(19,273,936)	$(6,354,024)

	THREE MONTHS ENDED SEPTEMBER 30, 2020
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	-	$-	2,053,410,161	$2,053,410	$11,664,657	$(75,550,515)	$(61,832,448)

Issuance of common stock for cash	-	-	35,573,090	35,573	764,427	-	800,000

Issuance of common stock for conversion of debt and accrued interest	-	-	79,908,088	79,908	177,327	-	257,235
					r
Issuance of common stock for services	-	-	2,813,903	2,814	85,487	-	88,301

Stock compensation expense					112,035		112,035

Net Loss	-	-	-	-	-	(2,206,260)	(2,206,260)

Balance at June 30, 2020	-	$-	2,171,705,242	$2,171,705	$12,803,933	$(77,756,775)	$(62,781,137)

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Three Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,206,260)	$(1,252,759)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	2,036	2,209
Stock based compensation expense	112,035	246,994
Stock issued for services	88,301	89,450
Loss on change in derivative liability	1,380,085	434,405
Amortization of debt discount recorded as interest expense	199,024	242,392
Change in assets and liabilities:
Prepaid expense	(3,167)	5,214
Accounts payable	(76,515)	7,552
Accrued expenses	11,861
Accrued interest on convertible notes	48,234	68,847

NET CASH USED IN OPERATING ACTIVITIES	(444,366)	(155,696)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(50,000)	-

NET CASH USED IN INVESTING ACTIVITIES:	(50,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock sales	800,000	186,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	800,000	186,500

NET INCREASE (DECREASE) IN CASH	305,634	30,804

CASH, BEGINNING OF YEAR	195,010	35,074

CASH, END OF YEAR	$500,644	$65,878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,249	$416
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes , accrued interest and other fees	$257,235	$388,886

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2020 AND 2019

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended June 30, 2021. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2020.

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

This summary of significant accounting policies of SunHydrogen, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives.

During the three months ended September 30, 2020, the Company purchased a business vehicle for transporting demonstration units and to serve as a mobile office.

The Company recognized depreciation expense of $278 and $157 for the three months ended September 30, 2020 and 2019, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

The Company recognized amortization expense of $1,758 and $2,052 for the three months ended September 30, 2020 and 2019, respectively.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2020 AND 2019

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

For the three months ended September 30, 2020, the Company calculated the dilutive impact of the outstanding stock options of 186,000,000, and the convertible debt of $1,797,000, which is convertible into shares of common stock. The stock options and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

For the three months ended September 30, 2019, the Company calculated the dilutive impact of the outstanding stock options of 196,250,000, and the convertible debt of $2,118,100, which is convertible into shares of common stock. The stock options and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

Equity Incentive Plan and Stock Options

Equity Incentive Plan

On December 17, 2018, the Board of Directors approved and adopted the 2019 Equity Incentive Plan (“the Plan”), with 300,000,000 shares of common stock set aside and reserved for issuance pursuant to the Plan. The purpose of the Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The awards are performance-based compensation that are granted under the Plan as incentive stock options (ISO) or nonqualified stock options. The per share exercise price for each option shall not be less than 100% of the fair market value of a share of common stock on the date of grant of the option. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services. The Company accounts for stock option grants issued and vesting to employees and non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date.

As of September 30, 2020, the Company has granted 186,000,000 equity incentive stock options leaving a reserve of 114,000,000. The options are exercisable for common stock.

Stock based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, the option grants immediately vest, and the total stock-based compensation charge is recorded in the period of the measurement date.

As of September 30, 2020, the Company has granted 10,000,000 stock-based compensation stock options, which are exercisable for common stock.

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of September 30, 2020, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2020 AND 2019

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2020 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability measured at fair value at 9/30/20	$61,037,804	-	$-	$61,037,804

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2020	59,657,719
Fair value of derivative liabilities issued	-
Loss on change in derivative liability	1,380,085
Balance as of September 30, 2020	$61,037,804

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $138,260 and $143,395 for the three months ended September 30, 2020 and 2019, respectively

Accounting for Derivatives

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

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2020 AND 2019

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

In August 2018, the FASB issued accounting standards update ASU 2018-13, (Topic 820) - “Fair Value Measurement”, which changes the unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance. The Company is currently evaluation the impact of the adoption of ASU 2018-13, on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

Three months ended September 30, 2020

During the three months ended September 30, 2020, the Company issued 35,573,090 shares of common stock for cash for aggregate gross proceeds of $800,000.

During the three months ended September 30, 2020, the Company issued 79,908,088 shares of common stock upon conversion of convertible notes in the amount of $233,000 in principal, plus accrued interest of $23,335 and other fees of $900 based upon conversion prices ranging from $0.00095 - $0.017995 per share. All note conversions were performed per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

During the three months ended September 30, 2020, the Company issued 2,813,903 shares of common stock for services rendered at fair value prices of $0.028 - $0.035 per share in the aggregate amount of $88,301.

Three months ended September 30, 2019

During the three months ended September 30, 2019, the Company issued 217,641,145 shares of common stock upon conversion of convertible notes in the amount of $388,886 in principal, plus accrued interest of $57,594 and other fees of $3,500, with an aggregate fair value loss on settlement of $623,594 based upon conversion prices ranging from $0.0035 - $0.0069 per share.

During the three months ended September 30, 2019, the Company issued 22,995,143 shares of common stock for services rendered at a fair value prices of $0.0035 - $0.0050 per share in the aggregate amount of $89,450.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2020 AND 2019

4.	OPTIONS

Stock Option Plan

As of September 30, 2020, 10,000,000 non-qualified common stock options were outstanding. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. Of the 10,000,000 non-qualified common stock options, one-third vest immediately, and one-third vest the second and third year, such that, the options are fully vested with a maturity date of October 2, 2022, and are exercisable at an exercise price of $0.01 per share.

On January 23, 2019, the Company issued 170,000,000 stock options. One-third of the options vested immediately, and the remainder vest 1/24 per month over the first twenty four months following the option grant. The options expire 10 years from the initial grant date. The options fully vest by January 23, 2022

On January 31, 2019, the Company issued 6,000,000 stock options, of which two-third (2/3) vest immediately, and the remaining amount shall vest one-twelfth (1/12) per month from after the date of the option grant. The options expire 10 years from the initial grant date. The options fully vested on January 31, 2020.

On July 22, 2019, the Company issued 10,000,000 stock options, of which one-third (1/3) vest immediately, and the remaining shall vest one-twenty fourth (1/24) per month from after the date of the option grant. The options expire 10 years from the initial grant date. The options fully vested on July 22, 2020.

A summary of the Company’s stock option activity and related information follows:

	9/30/2020		9/30/2019
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	196,250,000	$0.01	186,250,000	$0.01
Granted	-	$0.01	10,000,000	$0.01
Exercised	-	-	-	-
Forfeited/Expired	(250,000)	-	-	-
Outstanding, end of period	196,000,000	$0.01	196,250,000	$0.01
Exercisable at the end of period	174,332,250	$0.01	108,916,667	$0.01

The weighted average remaining contractual life of options outstanding as of September 30, 2020 and 2019 was as follows:

9/30/20				9/30/19
Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercisable Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$-	-	-	-	$0.02	250,000	250,000	0.50
$0.01	10,000,000	10,000,000	2.01	$0.01	10,000,000	5,000,000	3.01
$0.0097-0.0099	176,000,000	157,110,167	5.32 - 5.34	$0.0097-0.0099	176,000,000	99,777,777	6.32 - 6.34
$0.006	10,000,000	7,222,083	5.81	$0.006	10,000,000	3,888,889	6.81
	196,000,000	174,332,250			196,250,000	108,916,667

The stock-based compensation expense recognized in the statement of operations during the three months ended September 30, 2020 and 2019, related to the granting of these options was $112,035 and $246,994, respectively.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2020, the outstanding convertible promissory notes, net of debt discount of $210,050 are summarized as follows:

Convertible Promissory Notes, net of debt discount	$1,586,950
Less current portion	126,950
Total long-term liabilities	$1,460,000

Maturities of long-term debt net of debt discount for the next five years are as follows:

Period Ended September 30,	Amount
2021	337,000
2022	695,000
2023	625,000
2024	140,000
$1,797,000

At September 30, 2020, the $1,797,000 in convertible promissory notes had a remaining debt discount of $210,050, leaving a net balance of $1,586,950.

The Company issued a 10% convertible promissory note on January 28, 2016 (the “Jan 2016 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The Jan 2016 Note matures twelve (12) months from the effective dates of each respective tranche. On January 19, 2017, the investor extended the Jan 2016 Note for an additional sixty (60) months from the effective date of each tranche, which matures on January 27, 2022. The Jan 2016 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jan 2016 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the three months ended on September 30, 2020, the Company issued 48,802,884 common shares upon conversion of principal in the amount of $33,000, plus interest of $13,363. The balance of the Jan 2016 Note as of September 30, 2020 was $277,000.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued a 10% convertible promissory note on February 3, 2017 (the “Feb 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $60,000. The Company received additional tranches in the amount of $440,000 for an aggregate sum of $500,000. The Feb 2017 Note matures twelve (12) months from the effective dates of each respective tranche. The Feb 2017 Note had a maturity date of February 3, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Feb 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Feb 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Feb 2017 Note as of September 30, 2020 was $500,000.

The Company issued a 10% convertible promissory note on November 9, 2017 (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $45,000. The Company received additional tranches in the amount of $455,000 for an aggregate sum of $500,000. The Nov 2017 Note matures twelve (12) months from the effective dates of each respective tranche. The Nov 2017 Note had a maturity date of November 9, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Nov 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Nov 2017 Note as of September 30, 2020 was $500,000.

The Company issued a 10% convertible promissory note on June 27, 2018 (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. On October 9, 2018, the Company received another tranche of $40,000, for a total aggregate of $90,000 as of December 31, 2019. The Jun 2018 Note matures twelve (12) months from the effective dates of each respective tranche. The Jun 2018 Note matured on June 27, 2019, which was automatically extended for sixty (60) months from the effective date of each tranche. The Jun 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Jun 2018 Note as of September 30, 2020 was $90,000.

The Company issued a 10% convertible promissory note on August 10, 2018 (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note had a maturity date of August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note matures on August 10, 2023. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The balance of the Aug 2018 Note as of September 30, 2020 was $100,000.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On January 20, 2020, the Company issued a 10% convertible promissory note (the “Jan 2020 Note”) to an investor (the “Jan 2020 Note”) in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Jan 2020 Note had a maturity date of January 20, 2021. The Jan 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jan 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan 2020 Note. During the three months ended September 30, 2020, the Company issued 23,420,128 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $3,989, and other fees of $300. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $42,404 during the three months ended September 30, 2020. The Jan 2020 Note was fully converted as of September 30, 2020.

On February 11, 2020, the Company issued a convertible promissory note (the “Feb 2020 Note”) to an investor (the “Feb 2020 Note”) in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Feb 2020 Note had a maturity date of February 11, 2021. The Feb 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Feb 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2020 Note. During the three months ended September 30, 2020, the Company issued 5,294,205 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $3,989, and other fees of $300. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $49,399 during the three months ended September 30, 2020. The Feb 2020 Note was fully converted as of September 30, 2020.

On March 9, 2020, the Company issued a convertible promissory note (the “Mar 2020 Note”) to an investor, (the “Mar 2020 Note”) in the principal amount of $40,000. The Company received funds of $38,000, less other fees of $2,000. The Mar 2020 Note had a maturity date of March 9, 2021. The Mar 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Mar 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Mar 2020 Note. During the three months ended September 30, 2020, the Company issued 2,390,871 shares of common stock upon conversion of principal in the amount of $40,000, plus accrued interest of $1,995, and other fees of $300. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $25,708 during the three months ended September 30, 2020. The Mar 2020 Note was fully converted as of September 30, 2020.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On April 14, 2020, the Company issued a convertible promissory note (the “April 2020 Note”) to an investor in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The April 2020 Note matures on April 14, 2021. The April 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the April 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $20,164 during the three months ended September 30, 2020. The balance of the April 2020 Note as of September 30, 2020 was $80,000.

On April 15, 2020, the Company issued a convertible promissory note (the “Apr 2020 Note”) to an investor in the aggregate principal amount of $50,000, of which the Company received $10,000 as of June 30, 2020. The Apr 2020 Note matures twelve (12) months from the effective dates of each respective tranche, such that the Apr 2020 Note matures on April 15, 2021, with an automatic extension of sixty (60) months from the effective date of each tranche. The Apr Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of four (4) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Apr 2020 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the fourth business day (inclusive of the day of the conversion) until the shares are delivered. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Apr 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $855 during the three months ended September 30, 2020. The balance of the Apr 2020 Note as of September 30, 2020 was $10,000.

On May 19, 2020, the Company issued a convertible promissory note (the “May 2020 Note”) to an investor in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The May 2020 Note matures on May 19, 2021. The May 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the May 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the May 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $20,164 during the year ended June 30, 2020. The balance of the May 2020 Note as of June 30, 2020 was $80,000.

On June 18, 2020, the Company issued a convertible promissory note (the “June 2020 Note”) to an investor in the principal amount of $160,000. The Company received funds of $156,000, less other fees of $4,000. The Jun 2020 Note matures on June 19, 2021. The Jun 2020 Note may be converted into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the lowest two (2) trading prices per common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jun 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jun 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $40,329 during the three months ended September 30, 2020. The balance of the Jun 2020 Note as of September 30, 2020 was $160,000.

All note conversions were performed per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2020 AND 2019

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

During the three months ended September 30, 2020, the Company recorded a net loss in change in derivative of $1,380,085 in the statement of operations due to the change in fair value of the remaining notes, for the three months ended September 30, 2020.

At September 30, 2020, the fair value of the derivative liability was $61,037,804.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	0.12% - 0.28%
Stock volatility factor	150.0% - 274.0%
Weighted average expected option life	3 months - 5 year
Expected dividend yield	None

7.

COMMON STOCK PURCHASE AGREEMENTS

On July 27, 2020, the Company entered into a purchase agreement with an investor. Pursuant to the purchase agreement, subject to certain conditions set forth in the purchase agreement, the investor was obligated to purchase up to $2.1 million of the Company’s common stock from time to time through September 30, 2020. The purchase price per share under the purchase agreement was 85% of the lowest closing price during the five (5) business days prior to closing, not to exceed the valuation cap set forth in the purchase agreement. During the three months ended September 30, 2020, the Company issued 20,000,000 shares of common stock at a purchase price of $0.025 per share under the purchase agreement. The Company received net proceeds of $460,350 after legal fees and commissions.

On September 21, 2020, the Company entered into a purchase agreement with an investor. Under the purchase agreement, the Company may sell, in its discretion (subject to the terms and conditions of the purchase agreement) up to an aggregate of $4,000,000 of common stock to the investor. The Company has the right, in its sole discretion, subject to the conditions and limitations in the purchase agreement, to direct the investor, by delivery of a purchase notice from time to time to purchase over the 6-month term of the purchase agreement, a minimum of $10,000 and up to a maximum of $400,000 of shares of common stock for each purchase notice (provided that, the purchase amount for any purchase will not exceed two times the average of the daily trading dollar volume of the common stock during the 10 business days preceding the purchase date). The number of purchase shares the Company will issue under each purchase will be equal to 112.5% of the purchase amount sold under such Purchase, divided by the purchase price per share (as defined under the purchase agreement). The “purchase price” is defined as 90% of the lowest end-of-day volume weighted average price of the common stock for the five consecutive business days immediately preceding the purchase date, including the purchase date. The Company may not deliver more than one purchase notice to the investor every ten business days, except as the parties may otherwise agree.

. During the three months ended September 30, 2020, the Company received $300,000 for the sale of 15,573,090 shares of common stock under the purchase agreement.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2020 AND 2019

8.	COMMITMENTS AND CONTINGENCIES

On September 15, 2020, the Company entered into a marketing agreement to position its brand in the market. The fees are to be paid in cash and registered unrestricted stock. As of September 30, 2020, the Company has paid a $26,250 deposit, with the balance of the payments and the stock issuances due and payable through December 2020.

On September 1, 2020, the Company entered into a research agreement with the University of Iowa. As consideration under the research agreement, the University of Iowa will receive a maximum of $299,966 from the Company. The research agreement may be terminated by either party upon a sixty (60) day prior written notice or a material breach or default, which is not cured within 90 days of receipt of a written notice of such breach. The term of the research agreement is from September 1, 2020 through August 31, 2020. As of September 30, 2020, the Company has accrued the amount due of $24, 997.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operation

9.	RELATED PARTY

As of September 30, 2020, the Company reported an accrual associated with the CEO’s prior year salary in the amount of $211,750.

10.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On October 5, 2020, the Company issued 992,387 shares of common stock for services in the amount of $29,722.

On October 7, 2020, the Company received gross proceeds of $300,000 for the sale of 13,489,209 shares of commons stock.

On October 16, 2020, the Company issued 5,315,949 shares of common stock upon conversion of principal in the amount of 80,000, plus accrued interest of $4,011, and other fees of $300.

On October 27, 2020, the Company received gross proceeds of $400,000 for the sale of 19,685,040 shares of common stock.

On November 10, 2020, the Company issued 53,615,458 shares of common stock upon conversion of principal in the amount of $35,700 in principal, plus accrued interest of $15,235,

On November 12, 2020, the Company received $300,000 for the sale of 15,237,709 shares of common stock.

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

Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” “our,” or the “Company” refer to SunHydrogen, Inc.

Overview

At SunHydrogen, ., Inc., our goal is to replace all forms of energy on earth with renewable energy.

We refer to our technology as the SunHydrogenH2Generator which is comprised of the following components:

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

We anticipate that the SunHydrogenH2Generator will be a self-contained renewable hydrogen production system that requires only sunlight and any source of water. As a result, it can be installed almost anywhere to produce hydrogen fuel at or near the point of distribution, for local use. We believe this model of hydrogen production addresses one of the biggest challenges of using clean hydrogen fuel on a large scale - the transportation of hydrogen.

Each stage of the SunHydrogenH2Generator can be scaled independently according to the hydrogen demands and length of storage required for a specific application. A small-scale system can be used to produce continuous renewable electricity for a small house, or a large scale system can be used to produce hydrogen to power a community.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2020, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2020, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements disclosed in notes to the financials.

Results of Operations for the Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 were $578,486 compared to $515,920 for the prior period ended September 30, 2019. The net increase of $62,566 in operating expenses consisted primarily of an increase in professional fees of $170,704, marketing expense of $25,946, and other operating expenses of $6,010, partially offset by decreases in non-cash stock compensation expense of $134,959, and research and development cost of $5,135.

Other Income/(Expenses)

Other income and (expenses) for the three months ended September 30, 2020 were $(1,627,774) compared to $(736,839) for the prior period ended September 30, 2019. The increase in other expenses of $890,935 was the result of the non-cash loss in net change in derivative of $945,680, interest expense of $54,745, which includes the net change in amortization of debt discount of $43,368.

Net Income/(Loss)

For the three months ended September 30, 2020, our net loss was $(2,206,260) as compared to net loss of $(1,252,759) for the prior period ended September 30, 2019. The majority of the increase in net loss of $953,501, was related primarily to the increase in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2020, we had a working capital deficit of $61,456,515 as compared to $60,459,862 as of June 30, 2020. This increase in working capital deficit of $996,653 was due primarily to an increase in cash, prepaid expenses, accrued expenses, derivative liability, with a decrease in accounts payable and convertible notes.

Cash used in operating activities was $(444,366) for the three months ended September 30, 2020 compared to $(155,696) for the prior period ended September 30, 2019. The increase in cash used in operating activities was due to an increase in consulting fees and professional fees. The Company has had no revenues.

Cash used in investing activities during the three months ended September 30, 2020 and 2019 was $50,000 and $0, respectively. The increase in investing activities was due to the purchase of a tangible asset in the current period.

Cash provided by financing activities during the three months ended September 30, 2020 and 2019 was $800,000 and $186,500, respectively. The increase in cash provided in financing activities was a result of more equity financing in the current period. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements of our securities, as we currently have not generated any revenues.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended September 30, 2020, we did not generate any revenues, and incurred a net loss of $2,206,260, which was primarily associated with the non-cash loss in change in derivative liability, and we had a working capital deficiency of $61,456,515 and a shareholders’ deficit of $62,781,137 as of September 30, 2020. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2020, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. We have historically obtained funds from investors through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on September 23, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2020, the Company issued 79,908,088 shares of common stock upon conversion of principal in the amount of 233,000, plus accrued interest of $23,335 and other fees of $900.

During the three months ended September 30, 2020, the Company issued 2,813,903 shares of common stock at fair value of $88,301 for services.

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

November 16, 2020	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer and Accounting Officer)