Form 10-Q
period 2020-12-31
SUNHYDROGEN, INC.
filed 2021-02-16
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

The number of shares of registrant’s common stock outstanding, as of February 12, 2021 was 3,021,625,645.

SUNHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	December 31, 2020	June 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$17,365,568	$195,010
Prepaid expenses	6,540	9,378

TOTAL CURRENT ASSETS	17,372,108	204,388

PROPERTY & EQUIPMENT
Computers and peripherals	6,624	2,663
Vehicle	50,000
	56,624	2,663
Less: accumulated depreciation	(4,806)	(1,605)

NET PROPERTY AND EQUIPMENT	51,818	1,058

OTHER ASSETS
Domain, net of amortization of $4,400 and $4,223, respectively	915	1,092
Trademark, net of amortization of $428 and $371, respectively	714	772
Patents, net of amortization of $19,933 and $16,250, respectively	81,210	84,492

TOTAL OTHER ASSETS	82,839	86,356

TOTAL ASSETS	$17,506,765	$291,802

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other payable	$178,536	$201,243
Accrued expenses	215,763	211,497
Accrued interest on convertible notes	433,436	432,866
Derivative liability	183,176,556	59,657,718
Convertible promissory notes, net of debt discount of $976 and $409,074, respectively	176,224	160,926

TOTAL CURRENT LIABILITIES	184,180,515	60,664,250

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $0, respectively	1,184,000	1,460,000

TOTAL LONG TERM LIABILITIES	1,184,000	1,460,000

TOTAL LIABILITIES	185,364,515	62,124,250

COMMIMENTS AND CONTINGENCIES (SEE NOTE 8)	-	-

SHAREHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 5,000,000,000 authorized common shares 2,677,059,455 and 2,053,410,164 shares issued and outstanding, respectively	2,677,059	2,053,410
Additional Paid in Capital	48,269,731	11,899,871
Accumulated deficit	(218,804,540)	(75,785,729)

TOTAL SHAREHOLDERS’ DEFICIT	(167,857,750)	(61,832,448)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$17,506,765	$291,802

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	2,286,980	343,353	2,725,170	713,645
Research and development cost	439,987	104,839	578,247	248,234
Depreciation and amortization	4,681	2,038	6,717	4,247

TOTAL OPERATING EXPENSES	2,731,648	450,230	3,310,134	966,126

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(2,731,648)	(450,230)	(3,310,134)	(966,126)

OTHER INCOME/(EXPENSES)
Other income	448	-	448	-
Gain (Loss) on change in derivative liability	(122,138,753)	(2,645,955)	(123,518,838)	(3,080,361)
Interest expense	(250,428)	(184,101)	(497,187)	(486,535)

TOTAL OTHER INCOME (EXPENSES)	(122,388,733)	(2,830,056)	(124,015,577)	(3,566,896)

NET INCOME (LOSS)	$(125,120,381)	$(3,280,286)	$(127,325,711)	$(4,533,022)

COMMON STOCK WARRANTS DEEMED DIVIDENDS	(15,928,314)	-	(15,928,314)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(141,048,695)	$(3,280,286)	$(143,254,025)	$(4,533,022)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.00)	$(0.06)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	2,317,322,842	1,444,116,446	2,228,251,336	1,308,918,562

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

	SIX MONTHS ENDED DECEMBER 31, 2019
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	-	$-	1,077,319,339	$1,077,319	$10,432,575	$(18,021,177)	$(6,511,283)

Issuance of common stock for conversion of debt and accrued interest	-	-	390,468,995	390,469	285,606	-	676,075

Issuance of common stock for services	-	-	57,047,643	57,048	121,162	-	178,210

Stock based compensation expense	-	-	-	-	432,558	-	432,558

Net Loss	-	-	-	-	-	(4,533,022)	(4,533,022)

Balance at December 31, 2019 (unaudited)	-	$-	1,524,835,977	$1,524,836	$11,271,901	$(22,554,199)	$(9,757,462)

	SIX MONTHS ENDED DECEMBER 31, 2020
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	-	$-	2,053,410,164	$2,053,410	$11,664,657	$(75,550,515)	$(61,832,448)

Issuance of common stock for cash	-	-	224,310,252	224,310	7,075,623	-	7,299,933

Purchase of common stock warrants for cash	-	-	120,000,000	120,000	8,880,000	-	9,000,000

Issuance of common stock for conversion of debt and accrued interest	-	-	275,532,749	275,533	482,783	-	758,316

Issuance of common stock for services	-	-	3,806,290	3,806	114,217	-	118,023

Common stock warrants issued with securities purchase agreement at fair value	-	-	-	-	3,900,067	-	3,900,067

Issuance of common stock warrants deemed dividends	-	-	-	-	15,928,314	(15,928,314)	-

Common stock and warrant compensation expense	-	-	-	-	224,070	-	224,070

Net Loss	-	-	-	-	-	(127,325,711)	(127,325,711)

Balance at December 31, 2020 (unaudited)	-	$-	2,677,059,455	$2,677,059	$48,269,731	$(218,804,540)	$(167,857,750)

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Unaudited)

	Six Months Ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(127,325,711)	$(4,533,022)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	6,717	4,248
Stock based compensation expense	224,070	432,558
Stock issued for services	118,023	178,210
Loss on change in derivative liability	123,518,838	3,080,361
Amortization of debt discount recorded as interest expense	408,098	372,088
Commission fees paid through offerings	107,700
Change in assets and liabilities :
Prepaid expense	2,838	5,600
Accounts payable	(22,708)	(20,266)
Accrued expenses	4,266
Accrued interest on convertible notes	90,088	156,550

NET CASH USED IN OPERATING ACTIVITIES	(2,867,781)	(323,673)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of tangible assets	(53,961)	(781)

NET CASH USED IN INVESTING ACTIVITIES:	(53,961)	(781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock warrants	9,000,000
Net proceeds from purchase agreements	11,092,300
Proceeds from convertible debt	-	346,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,092,300	346,500

NET INCREASE (DECREASE) IN CASH	17,170,558	22,046

CASH, BEGINNING OF YEAR	195,010	35,074

CASH, END OF YEAR	$17,365,568	$57,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$803	$416
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes , accrued interest and other fees	$758,316	$676,075
Fair value of common stock issued for services	$118,023	$178,210
Issuance of common stock purchase warrants deemed dividends	$15,928,314	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
DECEMBER 31, 2020 AND 2019

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ended June 30, 2021. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2020.

Going Concern

The accompanying condensed unaudited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed unaudited financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. The Company has historically obtained funds through private placement and registered offerings of equity and debt. Management believes that it will be able to continue to raise funds by sale of its securities to its existing shareholders and prospective new investors to provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business. There is no assurance that the Company will be able to continue raising the required capital.

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

During the six months ended December 31, 2020, the Company purchased a business vehicle for transporting demonstration units and to serve as a mobile office.

The Company recognized depreciation expense of $3,201 and $325 for the six months ended December 31, 2020 and 2019, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary solar-to-hydrogen based technology. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

The Company recognized amortization expense of $3,517 and $3,923 for the six months ended December 31, 2020 and 2019, respectively.

SUNHYDROGEN, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
DECEMBER 31, 2020 AND 2019

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

For the six months ended December 31, 2020, the Company calculated the dilutive impact of the outstanding stock options of 196,000,000, common stock purchase warrants of 148,800,000, and the convertible debt of $1,361,200, which is convertible into shares of common stock. The stock options, warrants and convertible debt was not included, because their impact was antidilutive.

For the six months ended December 31, 2019, the Company calculated the dilutive impact of the outstanding stock options of 196,250,000, and the convertible debt of $2,080,300, which is convertible into shares of common stock. The stock options and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

Stock Based Compensation

The Company periodically issues stock options to employees and non-employees in non-capital raising transactions for services. The Company accounts for stock option grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, the option grants immediately vest, and the total stock-based compensation charge is recorded in the period of the measurement date.

On October 2, 2017, the Company granted 10,000,000 stock options to a non-employee for services.

On December 17, 2018, the Board of Directors approved and adopted the 2019 Equity Incentive Plan (“the Plan”), with 300,000,000 shares of common stock set aside and reserved for issuance pursuant to the Plan. The purpose of the Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The awards are performance-based compensation that are granted under the Plan as incentive stock options (ISO) or nonqualified stock options. The per share exercise price for each option shall not be less than 100% of the fair market value of a share of common stock on the date of grant of the option. The Company periodically issues stock options to employees and non-employees in non-capital raising transactions for services.

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

Warrant Accounting

The Company accounts for the warrants to purchase shares of common stock using the estimated fair value on the date of issuance as calculated using the Black-Scholes valuation model.

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of December 31, 2020, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

SUNHYDROGEN, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2020 AND 2019

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2020 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability measured at fair value at 12/31/20	$183,176,556	-	$-	$183,176,556

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2020	59,657,719
Fair value of derivative liabilities issued	-
Loss on change in derivative liability	123,518,837
Balance as of December 31, 2020	$183,176,556

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $503,247 and $248,234 for the six months ended December 31, 2020 and 2019, respectively.

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
DECEMBER 31, 2020 AND 2019

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

Six months ended December 31, 2020

During the six months ended December 31, 2020, the Company issued 219,210,319 shares of common stock for cash at prices ranging from $0.022 - $.025 for aggregate net proceeds of $2,2092,300 plus offering cost of $107,700 for a total of $2,200,000; issued 120,000,000 shares of common stock for the securities purchase agreement, whereby the funds were split between the fair value of the securities purchase agreement in the amount of $5,099,933 and the purchase warrants issued with the securities purchase agreement in the amount of $3,900,067 for a total price of $9,000,000.

During the six months ended December 31, 2020, the Company issued 120,000,000 shares of common stock upon exercise of purchase warrants at an exercise price of $0.075 for gross proceeds of $9,000,000.

During the six months ended December 31, 2020, the Company issued 275,532,747 shares of common stock upon conversion of convertible notes in the amount of $668,800 of principal, plus accrued interest of $87,716 and other fees of $1,800 based upon conversion prices ranging from $0.00095 - $0.017995 per share. All note conversions were performed per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

During the six months ended December 31, 2020, the Company issued 3,806,290 shares of common stock for services rendered at fair value prices of $0.028 - $0.035 per share in the aggregate amount of $118,023.

Six months ended December 31, 2019

During the six months ended December 31, 2019, the Company issued 390,468,995 shares of common stock upon conversion of convertible notes in the amount of $586,686 of principal, plus accrued interest of $83,889 and other fees of $5,500 based upon conversion prices ranging from $0.00102 - $0.00296 per share.

During the six months ended December 31, 2019, the Company issued 57,047,643 shares of common stock for services rendered at a fair value prices of $0.002 - $0.004 per share in the aggregate amount of $178,210.

SUNHYDROGEN, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
DECEMBER 31, 2020 AND 2019

4.	OPTIONS

Stock Options

On October 2, 2017, the Company granted 10,000,000 stock options, which were outstanding as of December 31, 2020. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. Of the 10,000,000 common stock options, one-third vest immediately, and one-third vest the second and third year, such that, the options are fully vested with a maturity date of October 2, 2022, and are exercisable at an exercise price of $0.01 per share.

On January 23, 2019, the Company granted 170,000,000 stock options. One-third of the options vested immediately, and the remainder vest 1/24 per month over the first twenty-four months following the option grant. The first block were exercisable immediately and is exercisable for a period of seven (7) years. The options fully vest by January 23, 2022

On January 31, 2019, the Company granted 6,000,000 stock options, of which two-third (2/3) vest immediately, and the remaining amount shall vest one-twelfth (1/12) per month from after the date of the option grant. The first block is exercisable for a period of seven (7) years. The options fully vested on January 31, 2020.

On July 22, 2019, the Company granted 10,000,000 stock options, of which one-third (1/3) vest immediately, and the remaining shall vest one-twenty fourth (1/24) per month from after the date of the option grant. The first block were exercisable immediately for a period of seven (7) years. The options fully vested on July 22, 2020.

A summary of the Company’s stock option activity and related information follows:

	12/31/20		12/31/2019
		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	196,250,000	$0.01	186,250,000	$0.01
Granted	-	$0.01	10,000,000	$0.01
Exercised	-	-	-	-
Forfeited/Expired	(250,000)	-	-	-
Outstanding, end of period	196,000,000	$0.01	196,250,000	$0.01
Exercisable at the end of period	189,332,999	$0.01	163,988,812	$0.01

The weighted average remaining contractual life of options outstanding as of December 31, 2020 and 2019 was as follows:

12/31/20				12/31/19
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$-	-	-	-	$0.02	250,000	250,000	0.50
$0.01	10,000,000	10,000,000	1.75	$0.01	10,000,000	10,000,000	2.76
$-	-	-	-	$0.02	250,000	250,000	0.25
$0.0097-0.0099	176,000,000	171,277,541	5.07 - 5.09	$0.0097-0.0099	176,000,000	148,926,027	6.07 - 6.09
$0.006	10,000,000	8,055,458	5.56	$0.006	10,000,000	4,812,785	6.56
	196,000,000	189,332,999			196,250,000	163,988,812

The stock-based compensation expense recognized in the statement of operations during the six months ended December 31, 2020 and 2019, related to the granting of these options was $224,070 and $432,558, respectively.

SUNHYDROGEN, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
DECEMBER 31, 2020 AND 2019

4.	OPTIONS (Continued)

WARRANTS

On December 3, 2020, the Company issued 120.0 million common stock purchase warrants pursuant to a securities purchase agreement at an exercise price of $0.075 per share. The warrants were exercisable upon issuance.

On December 29, 2020, the 120.0 million warrants issued on December 3, 2020, were exercised for gross proceeds of $9.0 million, and as an inducement the investor was issued an additional 132.0 million common stock purchase warrants at an exercise price of $0.075. The 132.0 million warrants were deemed to be a dividend and were estimated at fair value of $15,928,314 using the Black-Scholes valuation model. As of December 31, 2020, these 132.0 million warrants were outstanding.

During the period ended December 31, 2020, the Company issued an aggregate 16.8 million shares of common stock purchase warrants at an exercise price of $0.0938 per share. The warrants were for commission fees associated with the offering, and were netted against the proceeds. The warrants were estimated at fair value on the date of issuance as calculated using the Black-Scholes valuation model. The warrants can be exercised over a three (3) year period.

A summary of the Company’s warrant activity and related information follows for the year ended December 31, 2020.

	12/31/20
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	-	$-
Granted	268,800,000	$0.05
Exercised	(120,000,000)	$(0.05)
Forfeited/Expired	-	-
Outstanding, end of period	148,800,000	$0.05
Exercisable at the end of period	148,800,000	$0.05

12/31/20
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0938	16,800,000	16,800,000	2.42 - 2.99
$0.075	132,000,000	132,000,000	2.99
	148,800,000	148,800,000

At December 31, 2020, the aggregate intrinsic value of the warrants outstanding was $0.

SUNHYDROGEN, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
DECEMBER 31, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2020, the outstanding convertible promissory notes, net of debt discount of $1,360,224 are summarized as follows:

Convertible Promissory Notes, net of debt discount	$1,360,224
Less current portion	176,224
Total long-term liabilities	$1,184,000

Maturities of long-term debt net of debt discount for the next three years are as follows:

Period Ended December 31,	Amount
2021	177,200
2022	605,000
2023	579,000

$1,361,200

At December 31, 2020, the $1,361,200 in convertible promissory notes had a remaining debt discount of $976, leaving a net balance of $1,360,224.

The Company issued a 10% convertible promissory note on January 28, 2016 (the “Jan 2016 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The Jan 2016 Note matures twelve (12) months from the effective date of the note. On January 19, 2017, the investor extended the Jan 2016 Note for an additional sixty (60) months from the effective date of the note, which matures on January 27, 2022. The Jan 2016 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jan 2016 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the six months ended on December 31, 2020, the Company issued 213,640,548 common shares upon conversion of principal in the amount of $142,800, plus interest of $60,159. The balance of the Jan 2016 Note as of December 31, 2020 was $167,200.

SUNHYDROGEN, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
DECEMBER 31, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued a 10% convertible promissory note on February 3, 2017 (the “Feb 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $60,000. The Company received additional tranches in the amount of $440,000 for an aggregate sum of $500,000. The Feb 2017 Note had a maturity date of February 3, 2018, with an automatic extension of sixty (60) months from the effective date of the note. The Feb 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Feb 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Feb 2017 Note as of December 31, 2020 was $500,000.

The Company issued a 10% convertible promissory note on November 9, 2017 (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $45,000. The Company received additional tranches in the amount of $455,000 for an aggregate sum of $500,000. The Nov 2017 Note had a maturity date of November 9, 2018, with an automatic extension of sixty (60) months from the effective date of the note. The Nov 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the period ended December 31, 2020, the investor separated $70,000 in principal from the note, and the Company issued 8,099,781 shares of common stock upon conversion of $6,000 in principal, plus interest of $1,695. The balance of the Nov 2017 Note as of December 31, 2020 was $494,000.

The Company issued a 10% convertible promissory note on June 27, 2018 (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. On October 9, 2018, the Company received another tranche of $40,000, for a total aggregate of $90,000 as of December 31, 2019. The Jun 2018 Note matured on June 27, 2019, which was automatically extended for sixty (60) months from the effective date of the note. The Jun 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Jun 2018 Note as of December 31, 2020 was $90,000.

The Company issued a 10% convertible promissory note on August 10, 2018 (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note had a maturity date of August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note matures on August 10, 2023. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The balance of the Aug 2018 Note as of December 31, 2020 was $100,000.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On January 20, 2020, the Company issued a 10% convertible promissory note (the “Jan 2020 Note”) to an investor (the “Jan 2020 Note”) in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Jan 2020 Note had a maturity date of January 20, 2021. The Jan 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jan 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan 2020 Note. During the six months ended December 31, 2020, the Company issued 23,420,128 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $3,989, and other fees of $300. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $42,404 during the six months ended December 31, 2020. The Jan 2020 Note was fully converted as of December 31, 2020.

On February 11, 2020, the Company issued a convertible promissory note (the “Feb 2020 Note”) to an investor (the “Feb 2020 Note”) in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Feb 2020 Note had a maturity date of February 11, 2021. The Feb 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Feb 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2020 Note. During the six months ended December 31, 2020, the Company issued 5,294,205 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $3,989, and other fees of $300. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $49,399 during the six months ended December 31, 2020. The Feb 2020 Note was fully converted as of December 31, 2020.

On March 9, 2020, the Company issued a convertible promissory note (the “Mar 2020 Note”) to an investor, (the “Mar 2020 Note”) in the principal amount of $40,000. The Company received funds of $38,000, less other fees of $2,000. The Mar 2020 Note had a maturity date of March 9, 2021. The Mar 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Mar 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Mar 2020 Note. During the six months ended December 31, 2020, the Company issued 2,390,871 shares of common stock upon conversion of principal in the amount of $40,000, plus accrued interest of $1,995, and other fees of $300. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $25,708 during the six months ended December 31, 2020. The Mar 2020 Note was fully converted as of December 31, 2020.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2020 AND 2019

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On April 14, 2020, the Company issued a convertible promissory note (the “April 2020 Note”) to an investor in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The April 2020 Note matures on April 14, 2021. The April 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the April 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $63,342 during the six months ended December 31, 2020. During the six months ended December 31, 2020, the Company issued 5,315,949 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $4,011, and other fees of $300. The April 2020 Note was fully converted as of December 31, 2020.

On April 15, 2020, the Company issued a convertible promissory note (the “Apr 2020 Note”) to an investor in the aggregate principal amount of $50,000, of which the Company received $10,000 as of June 30, 2020. The Apr 2020 Note matures twelve (12) months from the effective dates of each respective tranche, such that the Apr 2020 Note matures on April 15, 2021, with an automatic extension of sixty (60) months from the effective date of each tranche. The Apr Note is convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of four (4) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Apr 2020 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the fourth business day (inclusive of the day of the conversion) until the shares are delivered. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Apr 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,710 during the six months ended December 31, 2020. The balance of the Apr 2020 Note as of December 31, 2020 was $10,000.

On May 19, 2020, the Company issued a convertible promissory note (the “May 2020 Note”) to an investor in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The May 2020 Note had a maturity date of May 19, 2021. The May 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the May 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the May 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $70,795 during the year ended June 30, 2020. During the six months ended December 31, 2020, the Company issued 5,933,503 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $4,033, and other fees of $300. The May 2020 Note was fully converted as of December 31, 2020.

On June 18, 2020, the Company issued a convertible promissory note (the “June 2020 Note”) to an investor in the principal amount of $160,000. The Company received funds of $156,000, less other fees of $4,000. The Jun 2020 Note has a maturity date of June 19, 2021.The Jun 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jun 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jun 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $154,740. During the six months ended December 31, 2020, the Company issued 11,437,764 shares of common stock upon conversion of principal in the amount of $160,000, plus accrued interest of $7,847, and other fees of $300.The Jun 2020 Note was fully converted as of December 31, 2020.

All note conversions were performed per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2020 AND 2019

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

During the six months ended December 31, 2020, the Company recorded a net loss in change in derivative of $123,518,838 in the statement of operations due to the change in fair value of the remaining notes, for the six months ended December 31, 2020.

At December 31, 2020, the fair value of the derivative liability was $183,176,556.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	0.09% - 0.17%
Stock volatility factor	162.0% - 266.0%
Weighted average expected option life	3 months - 5 year
Expected dividend yield	None

7.

COMMON STOCK PURCHASE AGREEMENTS

On July 27, 2020, the Company entered into a common stock purchase agreement with an investor. Pursuant to the purchase agreement, subject to certain conditions set forth in the purchase agreement, the investor was obligated to purchase up to $2.1 million of the Company’s common stock from time to time through September 30, 2020. The purchase price per share under the purchase agreement was 85% of the lowest closing price during the five (5) business days prior to closing, not to exceed the valuation cap set forth in the purchase agreement. During the six months ended December 31, 2020, the Company issued 20,000,000 shares of common stock at a purchase price of $0.025 per share under the purchase agreement. The Company received net proceeds of $460,300 after legal fees and commissions.

On September 21, 2020, the Company entered into a common stock purchase agreement with an investor. Under the purchase agreement, the Company had the right to sell, in its discretion (subject to the terms and conditions of the purchase agreement) up to an aggregate of $4,000,000 of common stock to the investor. The Company had the right, in its sole discretion, subject to the conditions and limitations in the purchase agreement, to direct the investor, by delivery of a purchase notice from time to time to purchase over the 6-month term of the purchase agreement, a minimum of $10,000 and up to a maximum of $400,000 of shares of common stock for each purchase notice (provided that, the purchase amount for any purchase could not exceed two times the average of the daily trading dollar volume of the common stock during the 10 business days preceding the purchase date). The number of purchase shares issuable under each purchase was equal to 112.5% of the purchase amount sold under such purchase, divided by the purchase price per share (as defined under the purchase agreement). The “purchase price” was defined as 90% of the lowest end-of-day volume weighted average price of the common stock for the five consecutive business days immediately preceding the purchase date, including the purchase date. The Company could not deliver more than one purchase notice to the investor every ten business days, except as the parties may otherwise agree.

During the six months ended December 31, 2020, the Company entered into a common stock purchase agreement and received aggregate net proceeds of $1,632,000 for the purchase of 84,310,249 shares of common stock under the purchase agreement. The purchase agreement was terminated on December 1, 2020.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2020 AND 2019

8.	SECURITIES PURCHASE AGREEMENT

On December 3, 2020, the Company entered into a common stock purchase agreement, under which the Company received $9.0 million for the sale of 120.0 million shares of common stock and warrants to purchase 120.0 million shares of common stock at an exercise price of $0.075 per share. The purchase agreement and warrants were accounted for at fair value using the Black-Scholes valuation model. The estimated fair value of the purchase agreement was $4,979,933 and $3,900,067 for the warrants, which was recognized in the financial statements as of December 31, 2020.

On December 29, 2020, the Company received $9.0 million from the purchase of 120.0 million shares of common stock, pursuant to the exercise of warrants at an exercise price of $0.075 per share. As an inducement, the holder was issued an additional 132.0 million common stock purchase warrants, at an exercise price of $0.075 per share and an exercise period of three years. The purchase warrants were accounted for at fair value using the Black Scholes valuation model. The estimated value of $15,928,314 was deemed to be dividends, which was netted against the proceeds and recognized in the financial statements as of December 31, 2020.

9.	COMMITMENTS AND CONTINGENCIES

On September 15, 2020, the Company entered into a marketing agreement. The fees are to be paid in cash and registered unrestricted stock. As of December 31, 2020, the Company has paid a $34,250 deposit, with the balance of the payments and the stock issuances due upon completion of a deliverable.

On September 1, 2020, the Company entered into a research agreement with the University of Iowa. As consideration under the research agreement, the University of Iowa will receive a maximum of $299,966 from the Company. The research agreement may be terminated by either party upon sixty (60) day prior written notice or a material breach or default, which is not cured within 90 days of receipt of a written notice of such breach. The term of the research agreement is from September 1, 2020 through August 31, 2021. As of December 31, 2020, the Company has accrued the amount due of $99,989.

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

10.	RELATED PARTY

As of December 31, 2020, the Company reported an accrual associated with the CEO’s prior year salary in the amount of $211,750.

11.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On January 19, 2021, the Company issued 12,232,733 shares of common stock upon conversion of principal in the amount of $9,000, plus accrued interest of $2,621.

On January 21, 2021, the Company issued 103,529,027 shares of common stock upon conversion of principal in the amount of $68,950, plus accrued interest of $29,403.

On January 29, 2021, the Company issued 50,532,617 shares of common stock upon conversion of principal in the amount of $33,800, plus accrued interest of $14,206.

On January 29, 2021, the Company paid off a convertible note in principal of $64,450, plus accrued interest of $26,795.

On February 4, 2021, the Company entered into a purchase agreement with an investor to purchase up twenty-five million dollars ($25,000,000) of the Company’s registered common stock. The Company has the right, in its sole discretion, subject to the conditions and limitations in the purchase agreement, to direct the investor, by delivery of a purchase notice from time to time (a “Purchase Notice”) to purchase (each, a “Purchase”) over the 12-month term of the purchase agreement, a minimum of $100,000 and up to a maximum of $5,000,000 (the “Purchase Amount”) of shares of common stock (the “Purchase Shares”) for each Purchase Notice, provided that the parties may agree to waive such limitation, and provided further that, the initial Purchase Amount was $7,000,000. The number of Purchase Shares the Company will issue under each Purchase will be equal to 112.5% of the Purchase Amount sold under such Purchase, divided by the Purchase Price per share (as defined under the purchase agreement). The “Purchase Price” is defined as 90% of the lowest end-of-day volume weighted average price of the common stock for the five consecutive business days immediately preceding the purchase date, including the purchase date. On February 5, 2021, the Company issued 46,271,813 shares of common stock for cash in the amount of $7,000,000.

On February 12, 2021, the Company received $9.9 million from the exercise of 132,000,000 common stock purchase warrants, at an exercise price of $0.075 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion may contain forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements that are not of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included from time to time in our reports filed with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements, except as may be required under applicable law.

Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” “our,” or the “Company” refer to SunHydrogen, Inc.

Overview

At SunHydrogen, our goal is to replace fossil fuels with clean renewable hydrogen.

We refer to our technology as the SunHydrogenH2Generator or panel which is comprised of the following components:

1. The Generator Housing - Novel device design is the first of its type to safely separate oxygen and hydrogen in the water splitting process without sacrificing efficiency. This device houses the water, the solar particles/cells and is designed with inlets and outlets for water and gasses. Utilizing a novel ion-exchange membrane strategy for separating the oxygen side from the hydrogen side, ion transport is increased which is the key to safely increasing solar-to-hydrogen efficiency. Our design can be scaled up and manufactured for commercial use.

2. The NanoParticle or Solar Cell - Our patented nanoparticle consists of billions of tiny solar cells capped with catalysts that are electrodeposited into one tiny structure to provide the charge that splits the water molecule when the sun excites the electron.

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

6. A concentrator equal to two suns - This inexpensive Fresnel lens concentrator to increase sunlight to equal two suns reduces our necessary footprint for a 1000 KG per day system.

In the process of optimizing our nanoparticles to be efficient and only during experimentation with earth abundant materials (an ongoing process), we experimented with commercially available triple junction silicon solar cells to perform tests with our generator housing and other components. Through this experimentation, our discovery led us to believe that we could bring a system (Gen 1) to market utilizing these readily available cells while our nanoparticles are still being optimized. While these solar cells also absorb the sunlight and produce the necessary charge for splitting the water molecules into hydrogen and oxygen, their efficiency is low, thus we have made the strategic decision to focus on our NanoParticle strategy (Gen 2) and use these hydrogen generators for proof of concept and demonstration purposes only. We anticipate these hydrogen panels will be demonstrated in various parts of the world to as further proof of concept of our technology and to promote our nanoparticle technology that will be more efficient and economical.

Our business and commercialization plan utilizes our second generation of hydrogen panels featuring the nanoparticle based technology where billions of autonomous solar cells are electrodeposited onto porous alumina sheets and manufactured in a roll to roll process or wafer process and inserted into our proprietary panels. For this generation, we have received multiple patents and it is estimated that it will produce hydrogen for less than $4 per kilogram before pressurization.

Our team at the University of Iowa reached a milestone of 1000 consecutive hours of continuous hydrogen production utilizing completely immersed solar cells with no external biases achieving simulated production equal to one year. We believe this to be a record for completely immersed cells. Now ready to take our technology out of the lab, we are working with several vendors to help commercialize and manufacture our renewable hydrogen panels that use sunlight and water to generate hydrogen.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2020, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the six months ended December 31, 2020, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements disclosed in notes to the financials.

Results of Operations for the Three months ended December 31, 2020 compared to Three Months Ended December 31, 2019.

Operating Expenses

Operating expenses for the three months ended December 31, 2020 were $2,731,648 compared to $450,230 for the prior period ended December 31, 2019. The net increase of $2,281,418 in operating expenses consisted primarily of an increase in professional fees of $1,812,312, an increase in salary expense of $185,000, an increase in research and development of $335,147, an increase in marketing expense of $15,480, an overall increase in other expenses of $7,008, with a decrease in non-cash stock compensation expense of $73,529.

Other Income/(Expenses)

Other income and (expenses) for the three months ended December 31, 2020 were $(122,388,733) compared to $(2,830,056) for the prior period ended December 31, 2019. The increase in other expenses of $(119,558,677) was the result of the non-cash loss in net change in derivative of $119,492,798, interest expense of $66,327, which includes the net change in amortization of debt discount of $36,010, with an increase in other income of $448.

Net Income/(Loss)

For the three months ended December 31, 2020, our net loss was $(125,120,381) as compared to net loss of $(3,280,286) for the prior period ended December 31, 2019. The majority of the increase in net loss of $121,840,095, was related primarily to the increase in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations for the Six months ended December 31, 2020 compared to Six Months Ended December 31, 2019.

Operating Expenses

Operating expenses for the six months ended December 31, 2020 were $3,310,134 compared to $966,126 for the prior period ended December 31, 2019. The net increase of $2,344,008 in operating expenses consisted primarily of an an increase in research and development expense of $330,013, increase in professional fees of $1,980,016, increase in marketing expense of $41,425, an increase in salary of $185,000, an increase in insurance expense of $18,053, with a decrease in non-cash stock compensation expense of $208,487, and a decrease in other operating expenses of $2,012.

Other Income/(Expenses)

Other income and (expenses) for the six months ended December 31, 2020 were $(124,015,577) compared to $(3,566,896) for the prior period ended December 31, 2019. The increase in other expenses of $(120,448,681) was the result of the non-cash loss in net change in derivative of $120,438,477, interest expense of $10,652, which includes the net change in amortization of debt discount of $36,010, and an increase in other income of $448.

Net Income/(Loss)

For the six months ended December 31, 2020, our net loss was $(127,325,711) as compared to net loss of $(4,533,022) for the prior period ended December 31, 2019. The majority of the increase in net loss of $122,792,689, was related primarily to the increase in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2020, we had a working capital deficit of $166,808,406 as compared to $60,459,862 as of June 30, 2020. This increase in working capital deficit of $106,348,544 was due primarily to an increase in cash, accrued expenses, derivative liability, and convertible notes, with a decrease in prepaid expenses, and accounts payable.

Cash used in operating activities was $(2,872,831) for the six months ended December 31, 2020 compared to $(323,673) for the prior period ended December 31, 2019. The increase in cash used in operating activities was due to an increase in research and development cost and professional fees. The Company has had no revenues.

Cash used in investing activities during the six months ended December 31, 2020 and 2019 was $53,961 and $781, respectively. The increase in investing activities was due to the purchase of tangible asset in the current period.

Cash provided by financing activities during the six months ended December 31, 2020 was $20,092,300 net of commission fees and $346,500 for the prior period ended December 31, 2019. The increase in cash provided in financing activities was due to selling equity securities in the current period. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements and registered offerings of our securities, as we currently have not generated any revenues.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended December 31, 2020, we did not generate any revenues, and incurred a net loss of $127,325,711, which was primarily associated with the non-cash loss in change in derivative liability, and we had a working capital deficiency of $166,808,406 and a shareholders’ deficit of $167,857,749 as of December 31, 2020. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2020, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. We have historically obtained funds from investors through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to further research, develop, and protect our technology.

We believe that our current cash balances will be sufficient to support development activity, intellectual property protection, and all general and administrative expenses for at least the next year. We are investigating additional financing alternatives, including continued equity and/or debt financing. There can be no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to reduce the size of our operations, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to, nor is any of our property currently the subject of, any material legal proceeding.

ITEM 1A. RISK FACTORS

Except as set forth below, there are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on September 23, 2020.

The COVID-19 pandemic may negatively affect our operations.

The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The continuing impacts of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on our business, operations and our future financial performance.

The impact of the pandemic on our business, operations and future financial performance could include, but is not limited to, that:

●	We may experience delays in our product development;

●	The rapid and broad-based shift to a remote working environment creates inherent productivity, connectivity, and oversight challenges.

●	Volatility in the equity markets could affect the value of our equity to shareholders and have an impact on our ability to raise capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2020, the Company issued 195,624,659 shares of common stock upon conversion of principal in the amount of $435,800, plus accrued interest of $64,381 and other fees of $900.

During the three months ended December 31, 2020, the Company issued 992,387 shares of common stock for services.

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
22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 16, 2021	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer and Accounting Officer)
23