Form 10-K/A
period 2020-06-30
SUNHYDROGEN, INC.
filed 2021-04-14
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of SunHydrogen, Inc. (the “Company”) for the year ended June 30, 2020 (the “Original Form 10-K”) is to change the location of the going concern paragraph in the audit report of the Company’s independent registered public accounting firm, so that it appears immediately following the opinion paragraph. In connection with the filing of this Amendment, the Company is also including with this Amendment certain currently dated certifications and consents. Except as otherwise set forth in this Explanatory Note, no other information included in the Original Form 10-K is amended or changed by this Amendment.

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

Item 15. Exhibits.

Exhibit	Description

3.1	Articles of Incorporation of filed with the Nevada Secretary of State on February 18, 2009 (incorporated by reference to S-1 filed on February 5, 2010).

3.2	Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 11, 2009 (incorporated by reference to S-1 filed February 5, 2010).

3.3	Articles of Amendment of Articles of Incorporation of filed with the Nevada Secretary of State on November 21, 2013 (incorporated by reference 8-K filed on November 21, 2013).

3.4	Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 13, 2018. (incorporated by reference to 10-K filed on September 25, 2018).

3.5	Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company’s Form 8-K filed November 26, 2019)

3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed January 3, 2020)

3.7	Articles of Merger (incorporated by reference to 8-K filed June 15, 2020)

3.8	Bylaws (incorporated by reference to S-1 February 5, 2010)

10.1	2019 Equity Incentive Plan (incorporated by reference to Form S-8 on December 19, 2018)

10.2	Contract between Company and the University of Iowa dated as of May 1, 2016 (incorporated by reference to 10-K filed on September 21, 2016).

10.3	Offer of Employment to Timothy Young dated August 13, 2009 (incorporated by reference to S-1 filed on March 25, 2010)

10.4	Invention Transfer dated as of June 10, 2009 (incorporated by reference Form S-1 filed on March 25, 2010)

10.5	Convertible Promissory Note dated May 23, 2014 (incorporated by reference to 10-Q filed on May 15, 2018)

10.6	Convertible Promissory Note dated January 28, 2016 (incorporated by reference Form 10-Q filed on May 15, 2018)

10.7	Convertible Promissory Note dated February 3, 2017 (incorporated by reference to Form 10-Q filed on May 15, 2018f)

10.8	Convertible Promissory Note dated November 10, 2017 (incorporated by reference to Form 10-Q on May 15, 2018)

10.9	Convertible Promissory Note dated July 27, 2018 (incorporated by reference to Form 8-K filed on June 29, 2018)

10.10	Convertible Promissory dated July 23, 2018 (incorporated by reference to Form 8-K on August 6, 2018)

10.11	Promissory Note issued August 10, 2018 (incorporated by reference to Form 8-K filed on August 14, 2018)

10.12	Agreement dated as of June 1, 2018 between the Company and The University of Iowa, Iowa City, Iowa (incorporated by reference to Form 10-K filed on September 25, 2018)

10.13	Consulting Agreement dated as of September 19, 2018 between the Company and GreenTech Development Corporation (incorporated by reference to Form 10-K filed on September 25, 2018)

10.14	Convertible Promissory Note dated October 3, 2018 between the Company and PowerUp Lending (incorporated by reference to Form 8-K on October 12, 2018)

10.15	Convertible Promissory Note dated January 18, 2019 (incorporated by reference to Form 10-Q filed on May 14, 2019)

10.16	Agreement between the Company and The University of Iowa, Iowa City effective as of June 1, 2019 (incorporated by reference to Form 10-K filed on September 30, 2019)

10.17	Contract Amendment No. 1 between the Company and The University of Iowa (incorporated by reference to 8-K filed June 26, 2020)

10.18	Purchase Agreement between the Company and Triton Funds LP (incorporated by reference to 8-K filed July 31, 2020)

10.19	Contract, dated September 1, 2020, between the Company and The University of Iowa, Iowa City (previously filed)

10.20	Purchase Agreement, dated September 21, 2020, between the Company and GHS Investments, LLC (previously filed)

14.1	Code of Ethics (incorporated by reference to 10-K filed on September 28, 2012).

16.1	Letter from Liggett & Webb, P.A. (incorporated by reference to 8-K filed January 7, 2020)

23.1*	Consent of Liggett & Webb, P.A.

23.2*	Consent of M&K CPAS, LLC

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1**	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT (previously filed)

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT (previously filed)

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (previously filed)

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (previously filed)

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE (previously filed)

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (previously filed)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNHYDROGEN, INC.

Date: April 14, 2021	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer, Interim Chief Financial Officer, and Chairman (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Young	Chief Executive Officer, President	April 14, 2021
Timothy Young	(Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer), and Chairman

/s/ Mark R. Richardson	Director	April 14, 2021
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