Form 10-Q
period 2021-03-31
SUNHYDROGEN, INC.
filed 2021-05-18
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock, par value $0.001 outstanding, as of May 17, 2021 was 3,773,916,454.

SUNHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	March 31, 2021	June 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$45,347,801	$195,010
Prepaid expenses	10,264	9,378

TOTAL CURRENT ASSETS	45,358,065	204,388

PROPERTY & EQUIPMENT
Computers and peripherals	11,529	2,663
Vehicle	205,000	-
	216,529	2,663
Less: accumulated depreciation	(9,361)	(1,605)

NET PROPERTY AND EQUIPMENT	207,168	1,058

OTHER ASSETS
Domain, net of amortization of $4,489 and $4,223, respectively	826	1,092
Trademark, net of amortization of $456 and $371, respectively	686	772
Patents, net of amortization of $21,574 and $16,250, respectively	79,569	84,492

TOTAL OTHER ASSETS	81,081	86,356

TOTAL ASSETS	$45,646,314	$291,802

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and other payable	$249,909	$201,243
Accrued expenses	2,695	(253)
Accrued expenses, related party	186,000	211,750
Accrued interest on convertible notes	347,023	432,866
Derivative liability	201,779,864	59,657,718
Convertible promissory notes, net of debt discount of $0 and $409,074, respectively	120,000	160,926

TOTAL CURRENT LIABILITIES	202,685,491	60,664,250

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $139 and $0, respectively	958,161	1,460,000

TOTAL LONG TERM LIABILITIES	958,161	1,460,000

TOTAL LIABILITIES	203,643,652	62,124,250

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)	-	-

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value;
5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value;
5,000,000,000 authorized common shares
3,320,939,682 and 2,053,410,164 shares issued and outstanding, respectively	3,320,939	2,053,410
Additional Paid in Capital	77,942,807	11,899,871
Accumulated deficit	(239,261,084)	(75,785,729)

TOTAL SHAREHOLDERS' DEFICIT	(157,997,338)	(61,832,448)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$45,646,314	$291,802

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	691,747	279,819	3,409,416	993,464
Research and development cost	1,126,422	145,031	1,712,169	393,265
Depreciation and amortization	6,312	2,093	13,030	6,340

TOTAL OPERATING EXPENSES	1,824,481	426,943	5,134,615	1,393,069

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(1,824,481)	(426,943)	(5,134,615)	(1,393,069)

OTHER INCOME/(EXPENSES)
Other income	2,585	-	3,034	-
Gain (Loss) on change in derivative liability	(18,603,307)	61,280	(142,122,146)	(3,019,081)
Interest expense	(31,341)	(209,777)	(528,528)	(696,311)

TOTAL OTHER INCOME (EXPENSES)	(18,632,063)	(148,497)	(142,647,640)	(3,715,392)

NET INCOME (LOSS)	$(20,456,544)	$(575,440)	$(147,782,255)	$(5,108,461)

COMMON STOCK WARRANTS DEEMED DIVIDENDS	-	-	(15,928,314)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(20,456,544)	$(575,440)	$(163,710,569)	$(5,108,461)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.07)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	2,987,975,171	1,662,190,201	2,477,795,662	1,425,819,359

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

	NINE MONTHS ENDED MARCH 31, 2020
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	-	$-	1,077,319,339	$1,077,319	$10,432,575	$(18,021,177)	$(6,511,283)

Issuance of common stock for conversion of debt and accrued interest	-	-	390,468,995	390,469	285,606	-	676,075

Issuance of common stock for services	-	-	57,047,643	57,048	121,162	-	178,210

Stock based compensation expense	-	-	-	-	432,558	-	432,558

Net Loss	-	-	-	-	-	(4,533,022)	(4,533,022)

Balance at March 31, 2020 (unaudited)	-	$-	1,524,835,977	$1,524,836	$11,271,901	$(22,554,199)	$(9,757,462)

	NINE MONTHS ENDED MARCH 31, 2021
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	-	$-	2,053,410,164	$2,053,410	$11,664,657	$(75,550,515)	$(61,832,448)

Issuance of common stock for purchase agreements and warrants	-	-	664,273,408	664,273	50,759,077	-	51,423,350

Issuance of common stock for conversion of debt and accrued interest	-	-	599,449,820	599,450	466,587	-	1,066,037

Issuance of common stock for services	-	-	3,806,290	3,806	114,217	-	118,023

Issuance of common stock warrants deemed dividends	-	-	-	-	15,928,314	(15,928,314)	-

Stock based compensation expense	-	-	-	-	259,955	-	259,955

Buyback of options by Company	-	-	-	-	(1,250,000)	-	(1,250,000)

Net Loss	-	-	-	-	-	(147,782,255)	(147,782,255)

Balance at March 31, 2021 (unaudited)	-	$-	3,320,939,682	$3,320,939	$77,942,807	$(239,261,084)	$(157,997,338)

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Nine Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(147,782,255)	$(5,108,461)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	13,030	6,340
Stock based compensation expense	259,955	571,594
Stock issued for services	118,023	267,789
Loss on change in derivative liability	142,122,146	3,019,081
Amortization of debt discount recorded as interest expense	408,935	529,097
Commission fees paid through offering	-	-
Change in assets and liabilities :
Prepaid expense	(888)	5,986
Accounts payable	48,665	(30,800)
Accrued expenses	(22,800)	-
Accrued interest on convertible notes	92,946	213,832

NET CASH USED IN OPERATING ACTIVITIES	(4,742,243)	(525,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of tangible assets	(213,866)	780

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(213,866)	780

CASH FLOWS FROM FINANCING ACTIVITIES:
Buyback of stock options from related parties	(1,250,000)	-
Net proceeds from common stock purchase agreements	51,423,350	-
Payoff of convertible notes	(64,450)	-
Proceeds from convertible debt	-	626,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,108,900	626,500

NET INCREASE (DECREASE) IN CASH	45,152,791	101,738

CASH, BEGINNING OF YEAR	195,010	35,074

CASH, END OF YEAR	$45,347,801	$136,812

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$26,843	$1,511
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes , accrued interest and other fees	$1,066,037	$1,076,540
Fair value of common stock issued for services	$118,023	$267,789
Issuance of common stock purchase warrants deemed dividends	$15,928,314	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2021 AND 2020

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended June 30, 2021. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2020.

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

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2021 AND 2020

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

During the nine months ended March 31, 2021, the Company purchased two (2) business vehicles for a total of $205,000, for transporting demonstration units and to serve as a mobile office.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2021 AND 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (Continued)

The Company recognized depreciation expense of $7,755 and $547 for the nine months ended March 31, 2021 and 2020, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary solar-to-hydrogen based technology. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

The Company recognized amortization expense of $5,275 and $5,793 for the nine months ended March 31, 2021 and 2020, respectively.

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

For the nine months ended March 31, 2021, the Company calculated the dilutive impact of the outstanding stock options of 182,853,174, common stock purchase warrants of 94,895,239, and the convertible debt of $1,078,300, which is convertible into shares of common stock. The stock options, warrants and convertible debt were not included, because their impact was antidilutive.

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

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2021 AND 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of March 31, 2021, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets.

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2021 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability measured at fair value at 3/31/2021	$201,779,864	-	$-	$201,779,864

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2021 AND 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2020	59,657,718
Fair value of derivative liabilities issued	-
Loss on change in derivative liability	142,122,146
Balance as of March 31, 2021	$201,779,864

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $1,712,169 and $393,265 for the nine months ended March 31, 2021 and 2020, respectively.

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

Recently Issued Accounting Pronouncements

In June 2018, FASB issued accounting standards update ASU 2018-07, (Topic 505) – “Shared-Based Payment Arrangements with Nonemployees”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted if financial statements have not yet been issued. The Company has evaluated the impact of the adoption of ASU 2018-07 on the Company’s financial statements, and there was no impact.

In August 2018, the FASB issued accounting standards update ASU 2018-13, (Topic 820) - “Fair Value Measurement”, which changes the unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance. The Company has evaluated the impact of the adoption of ASU 2018-13, on the Company’s financial statements, and there was no impact.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2021 AND 2020

3.	CAPITAL STOCK

Nine months ended March 31, 2021

During the nine months ended March 31, 2021, the Company issued 412,273,408 shares of common stock pursuant to purchase agreements for cash at prices ranging from $0.022 - $.025 per share for aggregate net proceeds of $32,523,350.

During the nine months ended March 31, 2021, the Company issued 252,000,000 shares of common stock upon exercise of warrants at an exercise price of $0.075 for gross proceeds of $18,900,000.

During the nine months ended March 31, 2021, the Company issued 599,449,820 shares of common stock upon conversion of convertible notes in the amount of $887,250 of principal, plus accrued interest of $176,987 and other fees of $1,800 based upon conversion prices ranging from $0.00095 - $0.017995 per share. All note conversions were performed per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

During the nine months ended March 31, 2021, the Company issued 3,806,290 shares of common stock for services rendered at fair value prices of $0.028 - $0.035 per share in the aggregate amount of $118,023.

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

4.	OPTIONS AND WARRANTS

Stock Options

On October 2, 2017, the Company granted 10,000,000 stock options. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. Of the 10,000,000 common stock options, one-third vest immediately, and one-third vest the second and third year, such that, the options are fully vested with a maturity date of October 2, 2022, and are exercisable at an exercise price of $0.01 per share. The Company bought back 2,631,579 shares of the Company’s stock options for $250,000. As of March 31, 2021, 7,368,421 common stock options were outstanding.

Stock Options

On January 23, 2019, the Company granted 170,000,000 stock options. One-third of the options vested immediately, and the remainder vested 1/24 per month over the first twenty-four months following the option grant. The first block was exercisable immediately and is exercisable for a period of seven (7) years. The options fully vest by January 23, 2022. The Company bought back 10,515,247 shares of the Company’s stock options for $1,000,000 in cash. As of March 31, 2021, there were 159,484,753 options outstanding.

On January 31, 2019, the Company granted 6,000,000 stock options, of which two-third (2/3) vest immediately, and the remaining amount shall vest one-twelfth (1/12) per month from after the date of the option grant. The first block is exercisable for a period of seven (7) years. The options fully vested on January 31, 2020.

On July 22, 2019, the Company granted 10,000,000 stock options, of which one-third (1/3) vest immediately, and the remaining shall vest one-twenty fourth (1/24) per month from after the date of the option grant. The first block were exercisable immediately for a period of seven (7) years. The options fully vested on July 22, 2021.

During the three months ended March 31, 2021, the Company bought back an aggregate total of 13,146,826 warrants.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2021 AND 2020

4.	OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	3/31/21		3/31/20
		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	196,000,000	$0.01	186,250,000	$0.01
Granted	-	$0.01	10,000,000	$0.01
Exercised	-	-	-	-
Buyback of warrants	(13,146,826)	$0.0099	-	-
Outstanding, end of period	182,853,174	$0.0089	196,250,000	$0.01
Exercisable at the end of period	182,853,174	$0.0089	179,117,579	$0.01

During the nine months ended March 31, 2021, the Company bought back a total of 13,146,826 shares of the Company’s stock options for a total of $1,250,000.

The weighted average remaining contractual life of options outstanding as of March 31, 2021 and 2020 was as follows:

3/31/21				3/31/20
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0100	7,368,421	7,368,421	1.51	$0.0100	10,000,000	10,000,000	2.76
$-	-	-	-	$0.0200	250,000	250,000	0.25
$0.0097	6,000,000	6,000,000	4.84	0.0097	6,000,000	6,000,000	5.09
$0.0099	159,484,753	159,484,753	4.82	$0.0099	170,000,000	156,867,579	5.07
$0.0060	10,000,000	10,000,000	5.31	$0.0060	10,000,000	10,000,000	5.56
	182,853,174	182,853,174			196,250,000	179,117,579

The stock-based compensation expense recognized in the statement of operations during the nine months ended March 31, 2021 and 2020, related to the granting of these options was $259,955 and $571,594, respectively.

WARRANTS

On December 3, 2020, the Company issued 120.0 million common stock purchase warrants under a securities purchase agreement at an exercise price of $0.075 per share. The warrants were exercisable upon issuance. During the period ended March 31, 2021, the warrants were exercised for aggregate gross proceeds of $9,000,000. As of March 31, 2021, there were no December 3, 2020 warrants outstanding.

On December 29, 2020, the 120.0 million warrants issued on December 3, 2020, were exercised for aggregate gross proceeds of $9.0 million, and as consideration for the exercise, the investor was issued an additional 132.0 million common stock purchase warrants at an exercise price of $0.075. The 132.0 million warrants were deemed to be a dividend and were estimated at fair value of $15,928,314 using the Black-Scholes valuation model. During the period ended March 31, 2021, the warrants were exercised for gross proceeds of $9,900,000. As of March 31, 2021, all of the December 29, 2020 warrants were exercised.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2021 AND 2020

4.	OPTIONS AND WARRANTS (Continued)

WARRANTS (Continued)

As of March 31, 2021, the Company had outstanding 94,895,239 common stock purchase warrants from securities purchase agreements at exercise prices ranging from $0.0938 -$0.13125 per share. The warrants were estimated at fair value on the date of issuance as calculated using the Black-Scholes valuation model. The estimated fair value of the warrants was $5,222,495, which was recognized in the financial statements as of March 31, 2021. The warrants can be exercised over a three (3) year period.

A summary of the Company’s warrant activity and related information follows for the nine months ended March 31, 2021.

	3/31/21
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding, beginning of period	-	$-
Granted	346,895,239	$0.086
Exercised	(252,000,000)	$(0.075)
Forfeited/Expired	-	-
Outstanding, end of period	94,895,239	$0.11
Exercisable at the end of period	94,895,239	$0.11

3/31/21			Weighted Average Remaining
Exercise Price	Warrants Outstanding	Warrants Exercisable	Contractual Life (years)
$0.0938	16,800,000	16,800,000	2.18 - 2.75
$0.13125	6,666,667	6,666,667	4.94
$0.12	71,428,572	71,428,572	4.92
	94,895,239	94,895,239

At March 31, 2021, the aggregate intrinsic value of the warrants outstanding was $9,924,436.

5.	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2021, the outstanding convertible promissory notes net of debt discount are summarized as follows:

Convertible Promissory Notes, net of debt discount	$1,078,161
Less current portion	120,000
Total long-term liabilities	$958,161

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

Maturities of long-term debt for the next four years are as follows:

Period Ended March,	Amount
2022	$120,000
2023	553,300
2024	395,000
2025	10,000
$1,078,300

At March 31, 2021, the $1,078,300 in convertible promissory notes had a remaining debt discount of $139, leaving a net balance of $1,078,161.

The Company issued a 10% convertible promissory note on January 28, 2016 (the “Jan 2016 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The January 2016 Note had an original maturity date of twelve (12) months from the effective date of the note. On January 19, 2017, the investor extended the Jan 2016 Note for an additional sixty (60) months from the effective date of the note, to January 27, 2022. The Jan 2016 Note was convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jan 2016 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the nine months ended March 31, 2021, the Company issued 367,702,192 common shares upon conversion of principal in the amount of $245,550, plus interest of $103,768. The balance of the Jan 2016 Note as of March 31, 2021 was $0.

The Company issued a 10% convertible promissory note on February 3, 2017 (the “Feb 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $60,000. The Company received additional tranches in the amount of $440,000 for an aggregate sum of $500,000. The Feb 2017 Note had a maturity date of February 3, 2018, with an automatic extension of sixty (60) months from the effective date of the note. The Feb 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of  conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Feb 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the nine months ended, the Company issued 157,622,696 shares of common stock upon conversion of principal in the amount of $106,700, plus accrued interest of $43,042. The balance of the Feb 2017 Note as of March 31, 2021 was $393,300.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued a 10% convertible promissory note on November 9, 2017 (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $45,000. The Company received additional tranches in the amount of $455,000 for an aggregate sum of $500,000. The Nov 2017 Note had a maturity date of November 9, 2018, with an automatic extension of sixty (60) months from the effective date of the note. The Nov 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the period ended March 31, 2021, the Company issued 20,332,512 shares of common stock upon conversion of $15,000 in principal, plus interest of $4,316. The balance of the Nov 2017 Note as of March 31, 2021 was $485,000.

The Company issued a 10% convertible promissory note on June 27, 2018 (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. On October 9, 2018, the Company received another tranche of $40,000, for a total aggregate of $90,000 as of December 31, 2019. The Jun 2018 Note matured on June 27, 2019, which was automatically extended for sixty (60) months from the effective date of the note. The Jun 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Jun 2018 Note as of March 31, 2021 was $90,000.

The Company issued a 10% convertible promissory note on August 10, 2018 (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note had a maturity date of August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note matures on August 10, 2023. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The balance of the Aug 2018 Note as of March 31, 2021 was $100,000.

On January 20, 2020, the Company issued a 10% convertible promissory note (the “Jan 2020 Note”) to an investor (the “Jan 2020 Note”) in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Jan 2020 Note had a maturity date of January 20, 2021. The Jan 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jan 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan 2020 Note. During the nine months ended March 31, 2021, the Company issued 23,420,128 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $3,989, and other fees of $300. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $42,404 during the nine months ended March 31, 2021. The Jan 2020 Note was fully converted as of March 31, 2021.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On February 11, 2020, the Company issued a convertible promissory note (the “Feb 2020 Note”) to an investor (the “Feb 2020 Note”) in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Feb 2020 Note had a maturity date of February 11, 2021. The Feb 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Feb 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2020 Note. During the six months ended December 31, 2020, the Company issued 5,294,205 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $3,989, and other fees of $300. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $49,399 during the nine months ended March 31, 2021. The Feb 2020 Note was fully converted as of March 31, 2021.

On March 9, 2020, the Company issued a convertible promissory note (the “Mar 2020 Note”) to an investor, (the “Mar 2020 Note”) in the principal amount of $40,000. The Company received funds of $38,000, less other fees of $2,000. The Mar 2020 Note had a maturity date of March 9, 2021. The Mar 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Mar 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Mar 2020 Note. During the six months ended December 31, 2020, the Company issued 2,390,871 shares of common stock upon conversion of principal in the amount of $40,000, plus accrued interest of $1,995, and other fees of $300. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $25,708 during the nine months ended March 31, 2021. The Mar 2020 Note was fully converted as of March 31, 2021.

On April 14, 2020, the Company issued a convertible promissory note (the “April 2020 Note”) to an investor in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The April 2020 Note matures on April 14, 2021. The April 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the April 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $63,342 during the nine months ended March 31, 2021. During the nine months ended March 31, 2021, the Company issued 5,315,949 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $4,011, and other fees of $300. The April 2020 Note was fully converted as of March 31, 2021.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On April 15, 2020, the Company issued a convertible promissory note (the “Apr 2020 Note”) to an investor in the aggregate principal amount of $50,000, of which the Company received $10,000 as of June 30, 2020. The Apr 2020 Note matures twelve (12) months from the effective dates of each respective tranche, such that the Apr 2020 Note matures on April 15, 2021, with an automatic extension of sixty (60) months from the effective date of each tranche. The Apr Note is convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of four (4) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Apr 2020 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the fourth business day (inclusive of the day of the conversion) until the shares are delivered. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Apr 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $2,547 during the nine months ended March 31, 2021. The balance of the Apr 2020 Note as of March 31, 2021 was $10,000.

On May 19, 2020, the Company issued a convertible promissory note (the “May 2020 Note”) to an investor in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The May 2020 Note had a maturity date of May 19, 2021. The May 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the May 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the May 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $70,795 during the year ended June 30, 2020. During the nine months ended March 31, 2021, the Company issued 5,933,503 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $4,033, and other fees of $300. The May 2020 Note was fully converted as of March 31, 2021.

On June 18, 2020, the Company issued a convertible promissory note (the “June 2020 Note”) to an investor in the principal amount of $160,000. The Company received funds of $156,000, less other fees of $4,000. The Jun 2020 Note has a maturity date of June 19, 2021. The Jun 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jun 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jun 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $154,740. During the nine months ended March 31, 2021 the Company issued 11,437,764 shares of common stock upon conversion of principal in the amount of $160,000, plus accrued interest of $7,847, and other fees of $300. The Jun 2020 Note was fully converted as of March 31, 2021.

All note conversions were performed per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

6.	DERIVATIVE LIABILITIES

ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed. For example, when convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debt, and the derivative liability is adjusted periodically according to stock price fluctuations.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2021 AND 2020

6.	DERIVATIVE LIABILITIES (Continued)

The convertible notes (the “Notes”) issued do not have fixed settlement provisions because their conversion prices are not fixed. The conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the nine months ended March 31, 2021, the Company recorded a net loss in change in derivative of $142,122,146 in the statement of operations due to the change in fair value of the remaining notes, for the nine months ended March 31, 2021.

At March 31, 2021, the fair value of the derivative liability was $201,779,864.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	0.09% - 0.35%
Stock volatility factor	153.0% - 243.0%
Weighted average expected option life	3 months - 5 year
Expected dividend yield	None

7.	COMMON STOCK PURCHASE AGREEMENTS

On July 27, 2020, the Company entered into a common stock purchase agreement with an investor. Pursuant to the purchase agreement, subject to certain conditions set forth in the purchase agreement, the investor was obligated to purchase up to $2.1 million of the Company’s common stock from time to time through September 30, 2020. The purchase price per share under the purchase agreement was 85% of the lowest closing price during the five (5) business days prior to closing, not to exceed the valuation cap set forth in the purchase agreement. During the nine months ended March 31, 2021, the Company issued 20,000,000 shares of common stock at a purchase price of $0.025 per share under the purchase agreement. The Company received net proceeds of $460,300 after legal fees and commissions.

On September 21, 2020, the Company entered into a common stock purchase agreement with an investor. Under the purchase agreement, the Company had the right to sell, in its discretion (subject to the terms and conditions of the purchase agreement) up to an aggregate of $4,000,000 of common stock to the investor. The Company had the right, in its sole discretion, subject to the conditions and limitations in the purchase agreement, to direct the investor, by delivery of a purchase notice from time to time to purchase over the 6-month term of the purchase agreement, a minimum of $10,000 and up to a maximum of $400,000 of shares of common stock for each purchase notice (provided that, the purchase amount for any purchase could not exceed two times the average of the daily trading dollar volume of the common stock during the 10 business days preceding the purchase date). The number of shares issuable under each purchase was equal to 112.5% of the purchase amount sold under such purchase, divided by the purchase price per share (as defined under the purchase agreement). The “purchase price” was defined as 90% of the lowest end-of-day volume weighted average price of the common stock for the five consecutive business days immediately preceding the purchase date, including the purchase date. The Company could not deliver more than one purchase notice to the investor every ten business days, except as the parties may otherwise agree.

During the nine months ended March 31, 2021, the Company received aggregate net proceeds of $1,632,000 for the purchase of 84,310,249 shares of common stock under the purchase agreement. The purchase agreement was terminated on December 1, 2020.

On February 4, 2021, the Company entered into a purchase agreement with an investor to purchase up twenty-five million dollars ($25,000,000) of the Company’s registered common stock. The Company has the right, in its sole discretion, subject to the conditions and limitations in the purchase agreement, to direct the investor, by

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2021 AND 2020

7.	COMMON STOCK PURCHASE AGREEMENTS (Continued)

delivery of a purchase notice from time to time (a “Purchase Notice”) to purchase (each, a “Purchase”) over the 12-month term of the purchase agreement, a minimum of $100,000 and up to a maximum of $5,000,000 (the “Purchase Amount”) of shares of common stock (the “Purchase Shares”) for each Purchase Notice, provided that the parties may agree to waive such limitation, and provided further that, the initial Purchase Amount was $7,000,000. The number of Purchase Shares the Company will issue under each Purchase will be equal to 112.5% of the Purchase Amount sold under such Purchase, divided by the Purchase Price per share (as defined under the purchase agreement). The “Purchase Price” is defined as 90% of the lowest end-of-day volume weighted average price of the common stock for the five consecutive business days immediately preceding the purchase date, including the purchase date. As of March 31, 2021, the investor has purchased 92,725,060 shares of common stock for a purchase price of $12,750,000.

8.	SECURITIES PURCHASE AGREEMENT

On December 1, 2020, the Company entered into a securities purchase agreement, under which, upon closing on December 3, 2020 the Company received $9.0 million from the sale of 120.0 million shares of common stock and warrants to purchase 120.0 million shares of common stock at an exercise price of $0.075 per share. The purchase agreement and warrants were accounted for at fair value using the Black-Scholes valuation model. The estimated fair value of the purchase agreement was $4,979,933 and $3,900,067 for the warrants, which was recognized in the financial statements as of March 31, 2021.

On December 29, 2020, the Company received $9.0 million from exercise of warrants to purchase 120.0 million shares of common stock, at an exercise price of $0.075 per share. As consideration for the exercise, the holder was issued an additional 132.0 million common stock purchase warrants, at an exercise price of $0.075 per share and an exercise period of thirty months. The warrants were accounted for at fair value using the Black Scholes valuation model. The estimated value of $15,928,314 was deemed to be dividends, which was netted against the proceeds and recognized in the financial statements as of March 31, 2021. During the period ended March 31, 2021, the 132.0 million warrants were exercised for gross proceeds of $9,900,000.

On February 24, 2021, the Company entered into a securities purchase agreement, under which, upon closing on March 1, 2021, the Company issued 95,238,096 shares of the Company’s common stock, and warrants to purchase an aggregate of 71,428,572 shares of common stock, in a registered direct offering at a combined purchase price of $0.105 per share and 0.75 of one warrant, for aggregate gross proceeds to the Company of approximately $10,000,000. The warrants are exercisable for a period of five years commencing upon issuance, at an exercise price of $0.12 per share, subject to certain adjustments set forth therein. In addition, the Company issued to the designees of the placement agent warrants to purchase an aggregate of up to 6,666,667 shares, with an exercise price of $0.13125 per share and a term of five years from the commencement of the sales in connection with the offering.

The purchase agreement and warrants were accounted for at fair value using the Black-Scholes valuation model. The estimated fair value of the purchase agreement was $8,677,572 and $1,322,428 for the warrants, which was recognized in the financial statements as of March 31, 2021.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2021 AND 2020

9.	COMMITMENTS AND CONTINGENCIES

On September 15, 2020, the Company entered into a marketing agreement. The fees are to be paid in cash and registered unrestricted stock. As of March 31, 2021, the Company has paid a $34,250 deposit, with the balance of the payments and the stock issuances due upon completion of a deliverable.

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

The term of the research agreement is from September 1, 2020 through August 31, 2021. As of March 31, 2021, the Company has accrued the amount due of $99,989.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company is not currently party to any material legal proceedings.

10.	RELATED PARTY

As of March 31, 2021, the Company reported an accrual associated with the CEO’s prior year salary in the amount of $186,000.

During the nine months ended March 31, 2021, the Company redeemed options to purchase an aggregate of 13,146,826 shares of the Company’s common stock for an aggregate redemption price of $1,250,000.

11.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On April 1, 2021, the Company issued 13,763,764 shares of commons stock for a purchase price of $1,100,000, pursuant to the purchase agreement dated February 4, 2021.

On April 7, 2021, the Company issued 14,289,265 shares of commons stock for a purchase price of $1,150,000, pursuant to the purchase agreement dated February 4, 2021.

On April 21, 2021, the Company issued 22,032,903 shares of common stock for a purchase price of $1,500,000, pursuant to the purchase agreement dated February 4, 2021.

On May 4, 2021, the Company issued 20,996,641 shares of common stock for a purchase price of $1,500,000, pursuant to the purchase agreement dated February 4, 2021.

On May 13, 2021, the Company issued 126,188,003 shares of common stock upon conversion of principal in the amount of $85,100, plus accrued interest of $34,779 for the convertible note dated February 3, 2017.

On May 14, 2021, the Company issued 17,806,268 shares of common stock for a purchase price of $1,000,000, pursuant to the purchase agreement dated February 4, 2021.

On May 14, 2021, the Company issued 83,074,261 shares of restricted common stock upon conversion of principal in the amount of $60,000, plus accrued interest of 18,921.

On May 14, 2021, the Company issued 96,334,535 shares of restricted common stock upon conversion of principal in the amount of $70,000, plus accrued interest of 21,518.

On May 14, 2021, the Company issued 58,491,132 shares of restricted common stock upon conversion of principal in the amount of $42,000, plus accrued interest of 13,567.

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

We refer to our technology as the SunHydrogen panel which is comprised of the following components:

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

4. Hydrogen Evolution Catalyst - Necessary for collecting electrons to reduce protons for generating hydrogen gas, we have successfully integrated a low-cost hydrogen catalyst into our generator system successfully coating a triple junction solar cell with a catalyst comprised primarily of ruthenium, carbon and nitrogen that can function as well as platinum, the current catalyst used for hydrogen production.

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

Now ready to take our technology out of the lab, we are working with several vendors to help commercialize and manufacture our renewable hydrogen panels that use sunlight and water to generate hydrogen. In February 2021 we entered into a cooperation agreement with Schmid Group of Germany that commenced on March 1, 2021 to design and define a process platform that enables mass manufacturing of SunHydrogen’s Gen 2 NanoParticle hydrogen panels.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2021, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the nine months ended March 31, 2021, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements disclosed in notes to the financials.

Results of Operations for the Three months ended March 31, 2021 compared to Three Months Ended March 31, 2020.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 were $1,824,481 compared to $426,943 for the three months ended March 31, 2020. The net increase of $1,397,538 in operating expenses consisted primarily of an increase in professional fees of $238,004, an increase in salary expense of $144,875, an increase in research and development of $981,391, and an overall increase in other expenses of $136,420, with a decrease in non-cash stock compensation expense of $103,152.

Other Income/(Expenses)

Other income and (expenses) for the three months ended March 31, 2021 were $(18,632,063) compared to $(148,497) for the three months ended March 31, 2020. The increase in other expenses of $18,483,566 was the result of the non-cash loss in net change in derivative of $18,664,587, and other income of $2,585, with a decrease in interest expense of $178,436, which includes the net change in amortization of debt discount of $156,172.

Net Income/(Loss)

For the three months ended March 31, 2021, our net loss was $(20,456,544) as compared to net loss of $(575,440) for the three months ended March 31, 2020. The majority of the increase in net loss of $19,881,104, was related primarily to the increase in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations for the Nine Months ended March 31, 2021 compared to Nine Months Ended March 31, 2020.

Operating Expenses

Operating expenses for the nine months ended March 31, 2021 were $5,134,614 compared to $1,393,069 for the nine months ended March 31, 2020. The net increase of $3,741,545 in operating expenses consisted primarily of an increase in research and development expense of $1,318,904, an increase in professional fees of $2,218,020, an increase in salary of $329,875, with an overall decrease of $125,254 in other operating expenses.

Other Income/(Expenses)

Other income and (expenses) for the nine months ended March 31, 2021 were $(142,647,641) compared to $(3,715,392) for the nine months ended March 31, 2020. The increase in other expenses of $138,932,249 was the result of the non-cash loss in net change in derivative of $139,103,066, and a decrease in interest expense of $167,783, which includes the net change in amortization of debt discount of $120,162, and an increase in other income of $3,034.

Net Income/(Loss)

For the nine months ended March 31, 2021, our net loss was $(147,782,255) as compared to a net loss of $(5,108,461) for the nine months ended March 31, 2020. The majority of the increase in net loss of $142,673,794, was related primarily to the increase in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2021, we had a working capital deficit of $157,207,426 as compared to $60,459,862 as of June 30, 2020. This increase in working capital deficit of $96,747,564 was due primarily to an increase in cash, accounts payable, accrued expenses, derivative liability.

Cash used in operating activities was $(4,742,243) for the nine months ended March 31, 2021 compared to $(525,542) for the nine months ended March 31, 2020. The increase in cash used in operating activities was due to an increase in research and development cost and professional fees. The Company has had no revenues.

Cash used in investing activities during the nine months ended March 31, 2021 and 2020 was $(213,866) and $780, respectively. The increase in cash used in investing activities was due to the purchase of tangible asset in the current period.

Cash provided by financing activities during the nine months ended March 31, 2021 was $50,108,900 net of commission fees and $626,500 for the nine months ended March 31, 2020. The increase in cash provided in financing activities was due to selling equity securities in the current period. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements and registered offerings of our securities, as we currently have not generated any revenues.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended March 31, 2021, we did not generate any revenues, and incurred a net loss of $147,782,255, which was primarily associated with the non-cash loss in change in derivative liability, and we had a working capital deficiency of $157,327,426 and a shareholders’ deficit of $157,997,338 as of March 31, 2021. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended June 30, 2020, expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern ultimately is dependent on our ability to generate revenue, which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, achieve profitable operations. We have historically obtained funds from investors through the sale of our securities. Management believes that we will be able to continue to raise funds through the sale of our securities to existing and new investors. Management believes that funding from existing and prospective new investors and, subject to successfully developing and commercializing our potential products, future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

PLAN OF OPERATION AND FINANCING NEEDS

Our plan of operation within the next twelve months is to work with Schmid Group of Germany and other supporting vendors to scale our NanoParticle based technology to commercial size while further working on the housing design and balance of system for full scale hydrogen generation devices that can be deployed worldwide.

We believe that our current cash balances will be sufficient to support development activity, intellectual property protection, and all general and administrative expenses for at least the next two years. We are exploring investment and strategic partnerships in complimentary green hydrogen technologies and companies. These include hydrogen storage and compression technologies among others. We are investigating additional financing alternatives, including continued equity and/or debt financing. There can be no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to reduce the size of our operations, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2021, the Company issued 323,917,073 shares of common stock upon conversion of principal in the amount of $218,450, plus accrued interest of $89,271.

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

May 18, 2021	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer and Accounting Officer)