Form 10-K
period 2021-06-30
SUNHYDROGEN, INC.
filed 2021-10-08
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter was approximately $267,705,946.

The number of shares of registrant’s common stock outstanding, as of October 8, 2021 was 4,054,676,450.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

Item 1. Business.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to “SunHydrogen”, the “Company”, “we”, “us”, or “our” refer to SunHydrogen, Inc.

Overview

At SunHydrogen, our goal is to replace fossil fuels with clean, renewable hydrogen.

Hydrogen is the most abundant chemical element in the universe. When hydrogen fuel is used to power transportation and industry, the only byproduct left behind is pure water, unlike hydrocarbon fuels such as oil, coal and natural gas that release carbon dioxide and other contaminants into the atmosphere when used. However, naturally occurring elemental hydrogen is rare – so rare, in fact, that today over 95% of hydrogen still comes from methane, a fossil fuel (Source: Forbes, Estimating the Carbon Footprint of Hydrogen Production). This hydrogen is procured through steam methane reforming (SMR), a capital-intensive process that emits carbon dioxide and other harmful pollutants.

The SunHydrogen solution offers an efficient and cost-effective way to produce truly green hydrogen using sunlight and any source of water. Our core technology is a self-contained, nanoparticle-based hydrogen generator that mimics photosynthesis to split water molecules, resulting in hydrogen. By optimizing the science of water electrolysis at the nano-level, we believe we have developed a low-cost method to potentially produce environmentally friendly renewable hydrogen.

We believe renewable hydrogen is the fuel of the future, and we believe our technology potentially offers solutions to the challenges that the hydrogen future presents, including cost of production and transportation.

Because our process only requires sunlight and water, our technology can be installed near the point of hydrogen use. This eliminates the need for pipelines and trucks that result in high carbon emissions and high capital investment. With a target cost of $2.50/kg., we aspire for our technology to be cost-competitive with brown hydrogen and below the cost of clean hydrogen competitors. We believe our solution has the potential to clear a path for green hydrogen to compete with natural gas hydrogen and gain mass market acceptance as a true replacement for fossil fuels.

Our technology is primarily developed at the University of Iowa, through a sponsored research agreement. A longtime development partner to SunHydrogen, The University of Iowa research team has worked over the past several years to both lead and optimize the scale-up of our nanoparticle technology.

In 2021, we made strides toward the commercialization of our nanoparticle technology and entered agreements with two new technology development partners; InRedox in Longmont, Colorado and SCHMID Group in Freudenstadt, Germany.

Under our agreement with InRedox, they support the design and production of essential materials for our nanoparticle technology.

Concurrently, SCHMID has worked to develop the process and equipment to manufacture and scale up our nanoparticle technology.

In 2021, we also successfully completed production of 100 demonstration units of our Gen 1 technology, and added a Chief Operating Officer, Woosuk Kim, a seasoned senior operations executive with global business management and financial market expertise spanning the U.S. and Wall Street, Europe, Asia and the Middle East.

We will continue working diligently with our existing technology partners to drive our technology to commercialization while we simultaneously prepare for mass production and seek out potential manufacturing partners for production facility, equipment design and engineering.

Market Opportunity

The global hydrogen market is large and growing rapidly. Current fossil fuels can’t sustain future energy requirements environmentally or economically, and hydrogen fuel technologies are being adopted across all sectors as the world moves toward renewable alternatives.

Over 110 countries have set goals to achieve net-zero emissions by 2050, and as governments look to clean energy sources to help them meet their targets, hydrogen is emerging as a promising solution (Source: United Nations, The race to zero emissions, and why the world depends on it). It is estimated that nearly 25% of global energy will come from clean hydrogen alone by 2050, which could bring in a projected $2.5 trillion in annual revenues (Source: Bank of America Securities, New Energy Behind Green Hydrogen).

In the US, California is leading the way in hydrogen strategies, with more fuel cell passenger vehicles on the road than any other state and one of the largest hydrogen refueling station networks in the world (Source: Sierra Nevada Ally, Hydrogen Fuel Cell Vehicles are Building Momentum in California). Globally, over 320 green hydrogen production demonstration projects have been announced, and governments around the world have put forth ambitious strategies to utilize hydrogen and fuel cell technologies across all sectors of the economy including transportation, feedstock and industrial heat use (Source: International Energy Agency, Hydrogen Projects Database).

By 2050, the hydrogen market is expected to increase tenfold compared to where it stands today (Source: The Hydrogen Council, Hydrogen, scaling up).

Existing Market Growth

According to a Grand View Research study released in March 2021, the global hydrogen generation market size was valued at $120.7 billion in 2020 and is expected to expand at a compound annual growth rate (CAGR) of 5.7% from 2021 to 2028. This places the market’s projected value at $184 billion in 2028.

Among the factors driving the global hydrogen generation market size are regulations intended to reduce sulfur content and measures to reduce the carbon footprint. U.S. federal and state governments have adopted various programs, including the Tier 3 program, to reduce the sulfur content in gasoline, motor oil and diesel.

Growing demand for petroleum products from developing countries is also anticipated to drive the hydrogen generation market in the coming years. Hydrogen is used in various refining processes including hydrocracking and hydrodesulfurization to crack bigger molecules into lighter ones and produce more usable products.

We believe increasing demand for clean fuel energy will be affected by:

●	Stringent government regulation toward desulphurization of petroleum products

●	Deteriorating crude oil quality; and

●	Transportation and storage issues

Therefore, we believe our renewable hydrogen-producing technology possesses significant early market opportunity, especially as innovation and infrastructure continue to develop.

Utility Scale Hydrogen Electricity

According to a March 2013 report from NREL, a national laboratory of the U.S. Department of Energy, hydrogen can be blended into existing natural gas pipeline networks, thus bypassing the high cost of dedicated hydrogen pipelines to use hydrogen at a large scale. If implemented with relatively low concentrations, less than 5%–15% hydrogen by volume, this strategy of storing and delivering renewable hydrogen to markets appears to be viable without significantly increasing risks associated with utilization of the gas blend in end-use devices (such as household appliances), overall public safety, or the durability and integrity of the existing natural gas pipeline network (Source: NREL, Blending Hydrogen into Natural Gas Pipeline Networks: A review of Key Issues).

Hydrogen Fuel Cell Vehicles

The auto manufacturing and vehicle industries are among the most recognized applications for hydrogen fuel technologies. According to a 2021 study by Information Trends, over 27,500 hydrogen fuel cell vehicles had been sold by year-end 2020 since their sales first began. Sales were held back due to the lack of a solid hydrogen refueling infrastructure, but the numbers are projected to rise quickly, and fuel cell vehicles are gaining momentum around the world. In the same study, Information Trends projected that close to 600,000 hydrogen fuel cell buses and minibuses will be in service by 2035 (Source: Information Trends, Global Market for Hydrogen Fuel Cell Buses). In California, executives from 25 multinational companies including Toyota, Hyundai, BMW, Chevron and other key players have called on Governor Gavin Newsom to heavily invest in hydrogen infrastructure in the state (Source: Ways2H, Executives Pen Letter to Newsom Calling for Major Investments in Hydrogen Infrastructure). Stories and projections like these suggest a promising future for fuel cell vehicles.

Our Technology

Technology for Making Renewable Hydrogen from Sunlight and Water

Powered by solar energy, billions of our microscopic nanoparticles split apart water at the molecular level, extracting hydrogen for use as a clean energy source and leaving behind only clean oxygen as a byproduct. This process is similar to what happens inside a plant cell during photosynthesis: Each Photoelectrochemically Active Heterostructures (or PAH) nanoparticle is a microscopic machine, composed of multiple layers enabling the solar electrolysis reaction to take place.

Water Splitting

In the process of splitting a water molecule, input energy is transferred into the chemical bonds. Essentially, manufactured hydrogen serves as a carrier or battery-like storage of the input energy. If the input energy is from fossil fuels, such as oil and gas, then carbon fossil fuel energy is simply transferred into hydrogen. If the input energy is renewable, such as solar or wind, then new and clean energy is stored in hydrogen.

While the concept of water splitting is very appealing, the following challenges must be addressed for renewable hydrogen to be commercially viable:

●	Energy Inefficiency — Since hydrogen is an energy carrier, the most energy it can store is 100% of the input energy. However, conventional systems approach to electrolysis lose much of the input energy in system components, wires and electrodes resulting in only a small portion of electricity making it into the hydrogen molecules. This translates to high production cost and is the fundamental problem with water splitting for hydrogen production. We intend to address this problem with our low-cost and energy efficient particle technology.

●	Need for Clean Water — Conventional electrolysis requires highly purified clean water to prevent fouling of system components. This prevents current technology from using large quantities of available water from oceans, rivers, industrial waste and municipal waste as feedstock. Our technology is being designed to use any natural water or waste water for the unlimited production of renewable hydrogen.

Technology

Water electrolysis in its simplest form is the transfer of “input electrons” in the following chemical reactions:

●	Cathode (reduction): 2H2O + 2e- → H2 + 2OH-

●	Anode (oxidation): 4OH- → O2 + 2H2O + 4 e-

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

SunHydrogen Panel™

Since our particles are intended to mimic the natural temperature conditions of photosynthesis, they can be housed in very low-cost reactors. To facilitate the commercial use of our self-contained particle technology, we are developing a modular system that will enable the onsite daily production and storage of hydrogen for any time use in electricity generation.

We refer to our potential product as the SunHydrogen Panel which is comprised of the following components:

1. The Generator Housing – Our novel device design is the first of its kind to safely separate oxygen and hydrogen in the water splitting process without sacrificing efficiency. This device houses the water, and the solar particles/cells and is designed with inlets and outlets for water and gasses. Utilizing a novel ion-exchange membrane strategy for separating the oxygen side from the hydrogen side, ion transport is increased which is the key to safely increasing solar-to-hydrogen efficiency. Our design can be scaled up and manufactured for commercial use.

2. The NanoParticle or Solar Cell - Powered by solar energy, billions of our microscopic nanoparticle solar cells split apart water at the molecular level, extracting hydrogen for use as a clean energy source and leaving behind only clean oxygen as a byproduct.

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

4. Hydrogen Evolution Catalyst - Necessary for collecting electrons to reduce protons for generating hydrogen gas, we have successfully integrated a low-cost hydrogen catalyst into our generator system, successfully coating a triple junction solar cell with a catalyst comprised primarily of ruthenium, carbon and nitrogen that can function as well as platinum, the current catalyst used for hydrogen production.

5. Coating Technologies - Two major coating technologies were developed to protect the nanoparticles and solar cells from photocorrosion under water: A transparent conducive coating to protect our nanoparticles and solar cells from photo corrosion and efficiently transfer charges to catalysts for oxygen and hydrogen evolution reactions; and a polymer combination that protects the triple junction solar cells from any corrosive water environments for long lifetime of the hydrogen generation device.

In the process of optimizing our nanoparticles to be efficient and only during experimentation with earth abundant materials (an ongoing process), we experimented with commercially available triple junction silicon solar cells to perform tests with our generator housing and other components. Through this experimentation, our discovery led us to believe that we could bring a system (Gen 1) to market utilizing these readily available cells while our nanoparticles are still being optimized. While these solar cells also absorb sunlight and produce the necessary charge for splitting the water molecules into hydrogen and oxygen, their efficiency is low, thus we have made the strategic decision to focus on our NanoParticle strategy (Gen 2) and use the Gen 1 hydrogen generators for proof of concept and demonstration purposes only. We anticipate these hydrogen panels will be demonstrated in various parts of the world as further proof of concept of our technology and to promote our nanoparticle technology that will be more efficient and economical.

Our business and commercialization plan utilizes our second generation of hydrogen panels featuring the nanoparticle-based technology where billions of autonomous solar cells are electrodeposited onto porous alumina sheets and manufactured in a roll to roll process or wafer process and inserted into our proprietary panels. For this generation, we have received multiple patents and our target cost of hydrogen production is $2.50 per kilogram before pressurization.

We are working with several vendors to help commercialize and manufacture our renewable hydrogen panels that use sunlight and water to generate hydrogen. In February 2021, we entered into a cooperation agreement with Schmid Group of Freudenstadt, Germany to design and define a process platform that enables mass manufacturing of SunHydrogen’s Gen 2 NanoParticle hydrogen panels. In April 2021, we entered into an agreement with InRedox of Longmont, Colorado to produce the material components needed for Gen 2 manufacturing development. Both Schmid and InRedox work alongside the research team at the University of Iowa, a longtime technology development partner to SunHydrogen under sponsored research agreement.

Intellectual Property

On November 14, 2011, we filed a provisional application with the U.S. Patent and Trademark Office to protect the intellectual property rights for “Photoelectrochemically Active Heterostructures, methods for their manufacture, and methods and systems for producing desired products.” A year later on November 14, 2012, we filed a non-provisional application claiming priority to the provisional application. On March 14, 2017, a first patent covering the structural design of Photoelectrochemically Active Heterostructures (PAH) was granted as United States Patent No. 9,593,053B1. A divisional application claiming priority to the foregoing applications was filed, and on April 3, 2018, a second patent covering the method for manufacturing PAH was granted as United States Patent No. 9,593,053B2. These patents protect the Company’s proprietary design and manufacturing method of a self-contained solar-to-hydrogen device made up of millions of solar-powered water-splitting nanoparticles, per square centimeter. These nanoparticles are coated with a separate patent-pending protective coating that prevents corrosion during extended periods of hydrogen production. The aim of these nanoparticles is high conversion efficiency and low cost. This patent expires on November 14, 2032.

An important aspect of the patented technology referred to in the preceding paragraph is the integrated structures of high-density arrays of nano-sized solar cells as part of hydrogen production nanoparticles. The technology enables manufacturing of ultra-thin sheets for solar-to-hydrogen production, requiring substantially less material as compared to conventional solar cells used in rooftop power applications.

On March 21, 2014, we jointly filed a provisional application with UCSB for the “Multi-junction artificial photosynthetic cell with enhanced photovoltages.” Thereafter, we filed a non-provisional application on March 16, 2015 and a corresponding PCT Application on March 17, 2015. These applications cover our semiconductor designs to enhance the photovoltages of the nano-sized solar cells in the PAH structures. The semiconductor designs stacking multiple junctions inside the PAH structures would be an efficient and economic solution for the photovoltaic and the photoelectrochemical industries. Patents were granted in Australia in April of 2018, China and Europe in March of 2019, and in the U.S. as United States Patent No. 10,100,415 in October of 2018. A patent application is currently pending in India. This patent expires on March 17, 2025.

On September 26, 2016, we filed jointly with the University of Iowa a provisional application for “Integrated Membrane Solar Fuel Production Assembly” to protect the intellectual property for our generator housing system that safely separates oxygen and hydrogen in the water-splitting process without sacrificing efficiency. This device houses the water, the solar particles/cells and is designed with inlets and outlets for water and gases. Utilizing a special membrane for separating the oxygen side from the hydrogen side, proton transport is increased which is the key to safely increasing solar-to-hydrogen efficiency. On September 26, 2017, we filed a PCT Application that was later nationalized in the U.S. on March 26, 2019. The U.S. patent application for this important invention is pending and prosecution is ongoing.

Strategic Partners

As of September 1, 2021, we have renewed our sponsored research agreement with the University of Iowa, As consideration under the research agreement, the University of Iowa will receive a maximum of $299,966 from the Company. The research agreement may be terminated by either party upon 60 days prior written notice or by either party upon notice of a material breach or default which is not cured within 90 days of receipt of written notice of such breach. This term of the research agreement runs through August 31, 2022 but may be extended upon mutual agreement of the parties.

In February 2021, we entered into a cooperation agreement with SCHMID Group of Freudenstadt, Germany. Due to delays associated with supply chain challenges brought on by the Covid-19 pandemic, the cooperation agreement has been extended to fully complete the work scope with no additional cost to the company.

In April 2021, we entered into an additional agreement with InRedox of Longmont, Colorado to support the design and production of essential materials for our nanoparticle technology.

Competition

Currently, most hydrogen is produced by steam reforming of natural gas or methane. This production technology dominates due to easy availability and low prices of natural gas. Partial oxidation of petroleum oil is second in production capacity after steam reforming of natural gas. The third largest production technology in terms of production capacity is steam gasification of coal. The current industry is heavily dominated by large players such as Air Products, Chemicals Inc. and Air Liquide.

Green or renewable hydrogen can be produced through electrolyzers if the electrolyzers are powered by solar or wind energy. Several companies of this nature have emerged in the past few years. ITM Power in England and Proton Onsite in Norway are two of the largest companies in this industry. If not powered by solar panels or wind power, they require external electricity most likely created by coal, gas or oil. We believe that our process when fully developed may potentially offer a competitive advantage as we anticipate it will be completely green and renewable and utilize no external power other than the sun.

Corporate Information

We were incorporated in the State of Nevada on February 18, 2009. Our executive offices are located at 10 E. Yanonali St., Suite 36, Santa Barbara, CA 93101.

Employees

As of September 27, 2021, we have 4 full-time employees and several consultants. We have not experienced any work stoppages and we consider relations with our employees and consultants to be good. Most of our research and development work is performed by the University of Iowa, through a sponsored research agreement, and in collaboration with our development partners SCHMID and InRedox.

Item 1A. Risk Factors.

Risks related to our business and industry

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We were formed in February 2009 and are currently developing a new technology that has not yet gained market acceptance. There can be no assurance that we will ever operate profitably or that we will have adequate working capital to meet our obligations as they become due.

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

As of June 30, 2021, we have an accumulated deficit of $172,976,952. For the year ended June 30, 2021 we incurred a net loss of $81,498,123. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

In early-to-mid , we entered into agreements with development partners InRedox and SCHMID Group, who are working alongside the University of Iowa research team to take the lab-scale prototypes of our nanoparticle technology to larger, commercial-scale prototypes. However, we have not completed a large-scale commercial prototype of our technology and are uncertain at this time when completion of a commercial scale prototype will occur. Although the lab scale prototype demonstrates the viability of our technology, there can be no assurance that we will be able to commercialize our technology.

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

We anticipate that we will face intense competition, and many of our competitors have substantially greater resources than we do.

We operate in a competitive environment that is characterized by price fluctuation and technological change. We anticipate that we will compete with major international and domestic companies. Some of our current and future potential competitors may have greater market recognition and customer bases, longer operating histories and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. In addition, competitors may be developing similar technologies with a cost similar to, or lower than, our projected costs. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of solar and solar-related products than we can.

Our business plan relies on sales of our products based on either a demand for truly renewable clean hydrogen or economically produced clean hydrogen. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share. Neither the demand for our product nor our ability to manufacture at commercial scale have yet been proven.

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

Currently, competing methods of hydrogen production include steam reforming of natural gas or methane, which dominates due to its easy availability and low price; partial oxidation of petroleum oil; steam gasification of coal; and electrolyzers powered by solar or wind energy. There can be no assurance that we will be able to compete successfully against current and future competitors. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations would be adversely affected.

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

We pursue strategic alliances with other companies in areas where collaboration can produce technological and industry advancement. We have entered into a sponsored research agreement with the University of Iowa which is set to terminate August 31, 2022. If we are unable to extend the terms of this agreement, we could suffer delays in product development or other operational difficulties which could have a material adverse effect on our results of operations.

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

The impact of the pandemic on our business, operations and future financial performance could include, but is not limited to, that:

●	We may experience delays in our product development;

●	The rapid and broad-based shift to a remote working environment creates inherent productivity, connectivity, and oversight challenges; and

●	Volatility in the equity markets could affect the value of our equity to shareholders and have an impact on our ability to raise capital.

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

We anticipate that our issuance of common stock upon conversion of outstanding convertible notes will result in dilution to our stockholders.

As of June 30, 2021, we have outstanding $1,271,200 in convertible notes that are convertible into common stock at variable conversion prices (see Note 5 to the financial statements included in this report). We anticipate that our issuance of common stock upon conversion of outstanding convertible notes will result in dilution to holders of our common stock, which may have a negative effect on the price of our common stock. In addition, as of June 30, 2021, we have outstanding warrants to purchase 94,895,239 shares of common stock and options to purchase 182,853,174 shares of common stock, and our issuance of shares of common stock upon exercise of outstanding warrants or options may result in additional dilution to our stockholders.

We have never paid common stock dividends and have no plans to pay dividends in the future, as a result our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock will be in the form of appreciation in the market value of our shares of common stock, which may not occur.

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

Given our plans and expectations that we will need additional capital and personnel, we anticipate that we will need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. We anticipate that our issuance of additional common stock or securities convertible into or exercisable into common stock in the future will dilute the percentage ownership of then current stockholders.

Item 2. Properties.

Our principal office address is 10 E. Yanonali St., Suite 36, Santa Barbara, CA, 93101. We believe that our current premises are sufficient to handle our administrative activities for the near future as adequate lab space and equipment is attained through our agreement with the University of Iowa.

Item 3. Legal Proceedings.

We are not currently a party to, nor is any of our property currently the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Pink under the symbol “HYSR”

Common Stock

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

As of October 2, 2021, our common stock was held by approximately 75 stockholders of record.

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

The following table sets forth information about our equity compensation plans as of June 30, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	277,748,413	.0463	117,146,826
Total	277,748,413	.0463	117,146,826

Recent Sales of Unregistered Securities

During the three months ended June 30, 2021, the Company issued 364,087,931 shares of common stock upon conversion of $257,100 in principal of convertible notes, plus accrued interest of $88,784.

In connection with the foregoing, the Company relied on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended for transactions not involving a public offering.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements.

Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements, except as may be required under applicable law

Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this Annual Report beginning on page F-1.

Overview

At SunHydrogen, we are developing a breakthrough, low-cost technology to make renewable hydrogen using sunlight and any source of water, including seawater and wastewater. The only byproduct of hydrogen fuel is pure water, unlike hydrocarbon fuels such as oil, coal and natural gas that release carbon dioxide and other contaminants into the atmosphere when used. By optimizing the science of water electrolysis at the nano-level, our low-cost nanoparticles mimic photosynthesis to efficiently use sunlight to separate hydrogen from water, ultimately producing environmentally friendly renewable hydrogen. Using our low-cost method to produce renewable hydrogen, we intend to enable a world of distributed hydrogen production for renewable electricity and hydrogen fuel cell vehicles.

Results of Operations for the Year Ended June 30, 2021 compared to the Year Ended June 30, 2020.

Operating Expenses

For the year ended June 30, 2021 operating expenses were $5,806,480 compared to $1,681,427 for the year ended June 30, 2020. Operating expenses consist primarily of research and development expenses and general and administrative expenses incurred in connection with the operation of our business. The net increase of $4,125,053 in operating expenses was a result of an increase in research and development expenses, professional fees, and salaries.

Other Income/(Expenses)

Other income and (expenses) for the year ended June 30, 2021 was $(75,691,643) compared to ($55,847,911) for the year ended June 30, 2020. The net increase of $19,843,732 in other income and (expenses) was the result of the net change in derivative liability, and interest expense.

Net Income (Loss)

For the year ended June 30, 2021 our net loss was $(81,498,123), compared to net loss of $(57,529,338) for the year ended June 30, 2020. The majority of the increase in net loss of $23,968,785, was related primarily to the net change in derivative estimates each year. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2021, we had a working capital deficit of $80,099,103, compared to a working capital deficit of $60,459,862 as of June 30, 2020. This increase in working capital deficit of $19,639,241 was primarily due to an increase in change in derivative liability.

During the year ended June 30, 2021, we raised an aggregate of $62,223,350 in registered offerings of common stock and from the exercise of warrants, and $450,000 in private placements of convertible notes. During the year ended June 30, 2020, we raised an aggregate of $856,500 in private placements of convertible notes. Our ability to continue as a going concern is dependent upon our ability to raise capital and potential future revenue generated from operations.

Cash flow used in operating activities was $5,379,489 for the year ended June 30, 2021, compared to $695,784 for the year ended June 30, 2020. The increase in cash used by operating activities was primarily due to an increase in research and development, and office salaries. The Company has had no revenues.

Cash used in investing activities for the year ended June 30, 2021 and 2020 was $167,866 and $780, respectively. The increase in investing activities was as a result of the purchase of two vans and office computers for a total of $213,866, and received sales proceeds of $46,000 for the sale of one of the vans for a net aggregate of $167,866 during the current period.

Cash provided by financing activities during the year ended June 30, 2021 was $61,358,900 compared to $856,500 for the year ended June 30, 2020. The increase in cash from financing activities was due to the funds raised through registered offerings and the exercise of warrants in 2021.

We have historically obtained funding from investors, through private placements and registered offerings of equity and debt securities. Management believes that the Company will be able to continue to raise funds through the sale of its securities to its existing shareholders and prospective new investors which will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the Company to continue to develop its core business. There can be no assurance that we will be able to continue raising the required capital for our operations on terms and conditions that are acceptable to us, or at all. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease our operation.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2021, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

Recently Adopted Accounting Pronouncements

Management adopted recently issued accounting pronouncements during the year ended June 30, 2021, as disclosed in the Notes to the financial statements included in this report.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2021, based on those criteria.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
Timothy Young	56	President, CEO, Acting CFO and Chairman of the Board of Directors
Mark J. Richardson	68	Director
Woosuk Kim	56	Chief Operating Officer and Director

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

Woosuk Kim –Chief Operating Officer and Director

Woosuk Kim has served as our chief operating officer and director since April 1, 2021. From May 2011 to December 2019, Mr. Kim was senior vice president, head of M&A group at SK Innovation in Seoul, South Korea, responsible for expanding core businesses and developing new business opportunities in the renewable energy sector through cross border acquisitions and joint venture transactions. From August 2009 to May 2011 Mr. Kim was vice president, corporate development at SK Telekom. From August 2006 to March 2008, Mr. Kim was chief financial officer at Axon Financial Services in New York. From July 1998 to August 2006, Mr. Kim was executive director at Morgan Stanley in New York, responsible for developing and operating multi-billion dollar asset-backed securities funding platforms, investor marketing, and the corporate treasury function for Discover Card. He received an MBA from Cornell University and a BA from the University of Chicago. Mr. Kim’s financial industry knowledge and experience qualify him to serve on our board of directors.

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.

Family Relationships

There are no family relationships among our executive officers and directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles. Currently, our Chief Executive Officer also serves as Chairman of the Board. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

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

Changes in Nominating Procedures

None.

Item 11. Executive Compensation

The table below sets forth the compensation earned by our named executive officers during the last two fiscal years.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Young,	2021	$315,125	335,000	-	-		-	-	-	$650,125
CEO and Acting CFO	2020	$275,000	-	-	757,243	(1)	-	-	-	$1,012,243
Woosuk Kim COO (2)	2021	68,750	-	-	-		-	-	-	68,750

(1)	Calculated at fair value in accordance with authoritative guidance provided by the Financial Accounting Standards Board, where the value of the stock compensation is based upon the grant date and recognized over the vesting period. On the grant date of January 23, 2019, one-third (1/3) of the options vested immediately and the remainder of the options will vest in increments of 1/24 monthly. Mr. Young was granted options to purchase 150,000,000 shares of common stock at an exercise price of $0.0099, with a fair value of $757,243. As of June 30, 2021, 7,886,435 options were redeemed by the Company.

(2)	Mr. Kim was appointed our chief operating officer on April 7, 2021.

Employment Agreements

On January 21, 2021, the Company entered into an employment agreement with Timothy Young, the Company’s president, chief executive officer, acting chief financial officer, and chairman. Under the employment agreement, Mr. Young will continue to serve in such positions and will receive an annual base salary of $354,000, effective as of January 1, 2021, which base salary will be reviewed annually by the Board. Mr. Young received a $150,000 signing bonus under the employment agreement and his bonus opportunities will include up to an additional 100% of base salary upon meeting certain objectives to be set by the Board for each calendar year, payable at the end of each calendar quarter as the objectives are satisfied. In addition, upon the Company being up-listed to the Nasdaq Capital Market or New York Stock Exchange, Mr. Young will receive a $250,000 bonus. Mr. Young will also receive a grant of one hundred million shares of restricted stock units, subject to a vesting schedule to be determined by the Board. If Mr. Young is terminated without “cause” or he resigns voluntarily for “good reason,” as each term is defined in the agreement, he will be eligible to receive a lump sum of one year of his base salary and of his bonus and 100% of all outstanding unvested equity awards will vest immediately, with all outstanding unexercised stock options remaining exercisable for one year form the date of termination.

On April 1, 2021, the Company entered into an employment agreement with Woosuk Kim, pursuant to which Mr. Kim serves as our chief operating officer. Pursuant to the employment agreement, Mr. Kim received a signing bonus of $55,000 and will receive an annual base salary of $275,000, which will be reviewed and may be increased annually by the board of directors. He will also be eligible for an annual bonus of 75% of his annual base salary, upon meeting objectives set by the board of directors. In the event the Company uplists the Company’s common stock to Nasdaq or the New York Stock Exchange, Mr. Kim will receive an additional bonus of $150,000. In the event the Company merges with or acquires another company and has an increased market capitalization after the close of the transaction, Mr. Kim will receive an additional bonus of $150,000. Mr. Kim will receive 50,000,000 restricted stock units of the Company, subject to a 24-month vesting schedule to be determined by the board of directors in its discretion. The employment agreement will terminate April 1, 2023, subject to the right of either party to terminate the employment agreement at any time upon written notice, provided that, in the event Mr. Kim is terminated prior to such date by the Company, without Cause (as defined in the employment agreement) or the company is sold, merged, or there is a Change of Control (as defined in the employment agreement), Mr. Kim will be entitled to certain severance payments and benefits including a payment equal to his annual base salary that would have accrued until April 1, 2023, a payment of his bonus amount that would have accrued until April 1, 2023, and immediate accelerated vesting of all outstanding unvested equity awards and any other stock awards.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of June 30, 2021, for our named executive officers.

Outstanding Equity Awards
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Timothy Young	142,113,565	-	.0099	1/23/2026	-	-
Woosuk Kim	-	-	-	-	-	-

Director Compensation

The following table sets forth compensation information regarding the Company’s non-employee directors in fiscal 2021:

Name	Fees earned or paid in cash	Stock Award ($)	Option Awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark R. Richardson	42,500		$-	-	-	-	-		42,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of October 2, 2021, concerning the number of shares of our common stock owned by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of October 2, 2021, upon the exercise or conversion of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of October 2, 2021 or have been exercised and converted.

Name and address	Shares of Common Stock		Percentage of Common Stock (1)

Directors and Officers (2)
Timothy A. Young	133,812,947	(3)	3.2%
Mark R. Richardson	3,081,552	(4)	*
Woosuk Kim	0		--
All officers and directors as a group (3 persons)	136,894,499		3.3%
Thunderbolt Capital LLC	237,899,928	(5)	5.9%

*	Less than 1%.

(1)	Based upon 4,054,676,450. shares issued and outstanding as of October 2, 2021.

(2)	The address for each of the officers and directors is c/o SunHydrogen, Inc. 10 E. Yanonali, Suite 36, Santa Barbara, CA 93101

(3)	Includes 125,812,947 shares underlying options.

(4)	Represents shares underlying options.

(5)	Based on Schedule 13G filed with the SEC on June 8, 2021. The address of the stockholder is 62 E Serene Ave Unit 215, Las Vegas NV 89123

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Since June 30, 2019, except as set forth below, there have been and there are no currently proposed transaction, in which we are or were a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of more than 10% of any class of our voting securities, had or will have a direct or indirect material interest.

On September 10, 2020, the Company entered into rescission agreements with Timothy Young, the Company’s chief executive officer and director, and Mark Richardson, the Company’s director. Under the rescission agreements, the cashless option exercises of Mr. Young and Mr. Richardson that were completed on June 24, 2020, were rescinded and unwound in full. Under Mr. Young’s option exercise, Mr. Young had exercised 50,000,000 options cashless at an exercise price of $0.0099 per share and was issued 39,239,130 shares of common stock. Under Mr. Richardson’s option exercise, Mr. Young had exercised 8,055,542 options cashless at an exercise price of $0.0099 per share and was issued 6,321,849 shares of common stock.

On March 4, 2021, the Company entered into redemption agreements with Timothy Young, the Company’s chief executive officer, Mark Richardson, a director of the Company, and with a consultant of the Company. Pursuant to the redemption agreements, the Company redeemed an aggregate of 13,146,826 options to purchase shares of common stock of the Company (including 7,886,435 options held by Mr. Young with an exercise price of $0.0099, 2,628,812 options held by Mr. Richardson with an exercise price of $0.0099, and 2,631,579 options held by a consultant with an exercise price of $0.01 for a redemption price of $0.0951 per option (with respect to the options held by Mr. Young and Mr. Richardson) or $0.095 per option (with respect to the options held by a consultant).

On July 20, 2021, the Company entered into redemption agreements with Timothy Young, the Company’s chief executive officer, Mark Richardson, a director of the Company, and with a consultant of the Company. Pursuant to the redemption agreements, the Company redeemed an aggregate of 24,887,263 options to purchase shares of common stock of the Company (including 16,300,618 options held by Mr. Young with an exercise price of $0.0099, 4,289,636 options held by Mr. Richardson with an exercise price of $0.0099, and 4,297,009 options held by the consultant with an exercise price of $0.01) for a redemption price of $0.05828 per option (with respect to the options held by Mr. Young and Mr. Richardson) or $0.05818 per option (with respect to the options held by the consultant).

As of June 30, 2021, the Company owed $211,750 to Timothy Young in accrued salary.

Director Independence

The Board has determined that Mr. Richardson is an independent director within the meaning of NASDAQ Rule 5605(a)(2).

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billable to us by our principal accounting firm during 2021 and 2020 for the audit of our annual financial statements and review of financial statements included in the our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were approximately $34,800 and $12,000, respectively.

Audit-Related Fees

We incurred fees of $0 and $0 for the years ended June 30, 2021 and 2020, respectively, to our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above.

Tax Fees

We did not incur fees for services rendered to us for tax compliance, tax advice, or tax planning by our principal accountant for the fiscal years ended June 30, 2021 and 2020.

All Other Fees

Our current policy is to not engage M&K CPAS, PLLC to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage M&K CPAS, PLLC to provide audit, and other assurance services, such as review of SEC reports or filings.

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial statements.

The SunHydrogen, Inc. financial statements are included in Item 8. Financial Statements and Supplementary Data.

(2) Financial statement schedules: None.

(3) Exhibits

Exhibit	Description

3.1	Articles of Incorporation of filed with the Nevada Secretary of State on February 18, 2009 (incorporated by reference to S-1 filed on February 5, 2010).

3.2	Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 11, 2009 (incorporated by reference to S-1 filed February 5, 2010).

3.3	Articles of Amendment of Articles of Incorporation of filed with the Nevada Secretary of State on November 21, 2013 (incorporated by reference 8-K filed on November 21, 2013).

3.4	Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 13, 2018. (incorporated by reference to 10-K filed on September 25, 2018).

3.5	Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company’s Form 8-K filed November 26, 2019)

3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed January 3, 2020)

3.7	Articles of Merger (incorporated by reference to 8-K filed June 15, 2020)

3.8	Bylaws (incorporated by reference to S-1 February 5, 2010)

3.9	Amendment to Bylaws (incorporated by reference to 8-K filed March 12, 2021)

4.1	Description of Registrant’s Securities

10.1	2019 Equity Incentive Plan (incorporated by reference to Form S-8 on December 19, 2018)

10.2	Convertible Promissory Note dated February 3, 2017 (incorporated by reference to Form 10-Q filed on May 15, 2018f)

10.3	Convertible Promissory Note dated November 10, 2017 (incorporated by reference to Form 10-Q on May 15, 2018)

10.4	Convertible Promissory Note dated June27, 2018 (incorporated by reference to Form 8-K filed on June 29, 2018)

10.5	Convertible Promissory Note issued August 10, 2018 (incorporated by reference to Form 8-K filed on August 14, 2018)

10.6	Engagement Letter between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to 8-K filed December 3, 2020)

10.7	Form of Placement Agent Warrant (incorporated by reference to 8-K filed December 3, 2020)

10.8	Amendment dated December 28, 2020, to Engagement Agreement between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to 8-K filed December 29, 2020)

10.9	Purchase Agreement between the Company and GHS Investments, LLC (incorporated by reference to 8-K filed February 5, 2021)

10.10	Form of Warrant (incorporated by reference to 8-K filed February 26, 2021)

10.11	Form of Placement Agent Warrant (incorporated by reference to 8-K filed February 26, 2021)

10.12	Cooperation Agreement between the Company and Gebr. SCHMID GmbH (incorporated by reference to 8-K filed February 22, 2021)

10.13	Employment Agreement between the Company and Timothy Young (incorporated by reference to 8-K filed March 1, 2021) ***

10.14	Employment Agreement between the Company and Woosuk Kim (incorporated by reference to 8-K filed April 7, 2021) ***

10.15	Extension Agreement between the Company and Gebr. SCHMID GmbH

10.16	Contract, dated September 1, 2021, between the Company and The University of Iowa, Iowa City

10.17	Research Agreement, dated October 1, 2021, between the Company and Regents of the University of Michigan

14.1	Code of Ethics (incorporated by reference to 10-K filed on September 28, 2012).

16.1	Letter from Liggett & Webb, P.A. (incorporated by reference to 8-K filed January 7, 2020)

23.1*	Consent of M&K CPAS, LLC

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1**	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.
***	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNHYDROGEN, INC.

Date: October 8, 2021	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer, Acting Chief Financial Officer, and Chairman (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Young	Chief Executive Officer, President	October 8, 2021
Timothy Young	(Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer), and Chairman

/s/ Mark R. Richardson	Director	October 8, 2021
Mark R. Richardson

/s/ Woosuk Kim	Director	October 8, 2021
Woosuk Kim

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SunHydrogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SunHydrogen, Inc. (the Company) as of June 30, 2021 and 2020, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Capital Stock and Other Equity Accounts

As discussed in Note 4, the Company issues stock options and warrants as stock-based compensation to employees and non-employees.

Auditing management’s calculation of the fair value of the options and warrants issued can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculations.

To test the valuation of the warrants and options, we evaluated management’s significant judgments and estimates. Significant judgements and estimates related to the valuation of the warrants and options include fair valuing of warrants and options which involve significant estimates of volatility, grant terms, risk-free rates and the use of historical trading data. We evaluated management’s conclusions regarding their fair values and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness. In addition, we evaluated the Company’s disclosure in relation to this matter included in Notes 4 to the financial statements

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

Houston, TX

October 8, 2021

SUNHYDROGEN, INC.

BALANCE SHEETS

	June 30, 2021	June 30, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$56,006,555	$195,010
Prepaid expenses	-	9,378

TOTAL CURRENT ASSETS	56,006,555	204,388

PROPERTY & EQUIPMENT
Computers and peripherals	11,529	2,663
Vehicle	155,000	-
	166,529	2,663
Less: accumulated depreciation	(11,072)	(1,605)

NET PROPERTY AND EQUIPMENT	155,457	1,058

OTHER ASSETS
Domain, net of amortization of $4,577 and $4,223, respectively	738	1,092
Trademark, net of amortization of $486 and $371, respectively	657	772
Patents, net of amortization of $23,215 and $16,250, respectively	77,928	84,492

TOTAL OTHER ASSETS	79,323	86,356

TOTAL ASSETS	$56,241,335	$291,802

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other payable	$223,520	$201,243
Accrued expenses	11,912	-
Accrued expenses, related party	214,820	211,496
Accrued interest on convertible notes	282,505	432,866
Derivative liability	135,247,303	59,657,719
Convertible promissory notes, net of debt discount of $442,602 and $409,074, respectively	125,598	160,926

TOTAL CURRENT LIABILITIES	136,105,658	60,664,250

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $0, respectively	703,000	1,460,000

TOTAL LONG TERM LIABILITIES	703,000	1,460,000

TOTAL LIABILITIES	136,808,658	62,124,250

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)	-	-

SHAREHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 5,000,000,000 authorized common shares 3,849,308,495 and 2,053,410,164 shares issued and outstanding, respectively	3,849,308	2,053,410
Additional Paid in Capital	88,560,321	11,664,657
Accumulated deficit	(172,976,952)	(75,550,515)

TOTAL SHAREHOLDERS’ DEFICIT	(80,567,323)	(61,832,448)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$56,241,335	$291,802

The accompanying notes are an integral part of these audited financial statements

SUNHYDROGEN, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	Year Ended
	June 30, 2021	June 30, 2020

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	3,787,321	1,057,287
Research and development cost	1,997,186	615,721
Depreciation and amortization	21,973	8,419

TOTAL OPERATING EXPENSES	5,806,480	1,681,427

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(5,806,480)	(1,681,427)

OTHER INCOME/(EXPENSES)
Other income/(expenses)	6,835	(5,426)
Gain on sale of asset	1,473	-
Gain (Loss) on change in derivative liability	(75,139,584)	(54,910,562)
Interest expense	(560,367)	(931,923)

TOTAL OTHER INCOME (EXPENSES)	(75,691,643)	(55,847,911)

NET INCOME (LOSS)	$81,498,123)	$(57,529,338)

COMMON STOCK WARRANTS DEEMED DIVIDENDS	(15,928,314)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(97,426,437)	$(57,529,338)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.04)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	2,756,925,374	1,551,749,054

The accompanying notes are an integral part of these audited financial statements

SUNHYDROGEN, INC.

STATEMENTS OF SHAREHOLDERS’DEFICIT

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	YEAR ENDED JUNE 30, 2020
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	-	$-	1,077,319,339	$1,077,319	$10,432,575	$(18,021,177)	$(6,511,283)

Issuance of common stock for conversion of debt and accrued interest	-	-	884,989,722	884,990	492,196	-	1,377,186

Issuance of common stock for services	-	-	91,101,103	91,101	266,033	-	357,134

Stock based compensation expense	-	-	-	-	473,853	-	473,853

Net Loss	-	-	-	-	-	(57,529,338)	(57,529,338)

Balance at June 30, 2020	-	$-	2,053,410,164	$2,053,410	$11,664,657	$(75,550,515)	$(61,832,448)

	YEAR ENDED JUNE 30, 2021
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	-	$-	2,053,410,164	$2,053,410	$11,664,657	$(75,550,515)	$(61,832,448)

Issuance of common stock for cash purchase agreements	-	-	576,554,289	576,554	42,746,796	-	43,323,350

Issuance of common stock for cash purchase of warrants	-	-	252,000,000	252,000	18,648,000	-	18,900,000

Issuance of common stock for conversion of debt and accrued interest	-	-	963,537,752	963,538	448,382	-	1,411,920

Issuance of common stock for services	-	-	3,806,290	3,806	114,217	-	118,023

Issuance of common stock warrants deemed dividends	-	-	-	-	15,928,314	(15,928,314)	-

Stock based compensation expense	-	-	-	-	259,955	-	259,955

Buyback of options by Company	-	-	-	-	(1,250,000)	-	(1,250,000)

Net Loss	-	-	-	-	-	(81,498,123)	(81,498,123)

Balance at June 30, 2021	-	$-	3,849,308,495	$3,849,308	$88,560,321	$(172,976,952)	$(80,567,323)

The accompanying notes are an integral part of these audited financial statements

SUNHYDROGEN, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	Years Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(81,498,123)	$(57,529,338)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	21,973	8,419
Stock based compensation expense	259,954	473,853
Stock issued for services	118,023	357,134
Net Loss on change in derivative liability	75,139,584	54,910,562
Amortization of debt discount recorded as interest expense	416,472	714,145
Gain on sale of van	(1,473)
Net loss on write-off of patent cost	-	5,426
Change in assets and liabilities :
Prepaid expense	9,378	5,622
Accounts payable	22,277	76,257
Accrued expenses	15,235	54,607
Accrued interest on convertible notes	117,211	227,529

NET CASH USED IN OPERATING ACTIVITIES	(5,379,489)	(695,784)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of van	46,000	-
Purchase of tangible assets	(213,866)	(780)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(167,866)	(780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Buyback of stock options from related parties	(1,250,000)	-
Net proceeds from common stock purchase agreements	62,223,350	-
Cash Payoff of convertible notes	(64,450)	-
Proceeds from convertible debt	450,000	856,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	61,358,900	856,500

NET INCREASE (DECREASE) IN CASH	55,811,545	159,936

CASH, BEGINNING OF YEAR	195,010	35,074

CASH, END OF YEAR	$56,006,555	$195,010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$26,843	$2,249
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes , accrued interest and other fees	$1,411,920	$1,377,186
Fair value of common stock issued for services	$118,023	$267,789
Fair value of convertible notes at issuance	$450,000	$841,436
Issurance of common stock purchase warrants deemed dividends	$15,928,314	$-

The accompanying notes are an integral part of these audited financial statements

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2021 AND 2020

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

SunHydrogen, Inc. (the “Company”) was incorporated in the state of Nevada on February 18, 2009. The Company, based in Santa Barbara, California, began operations on February 19, 2009 to develop and market a solar concentrator technology.

Line of Business

The company is currently developing a novel solar-powered nanoparticle system that mimics photosynthesis to separate hydrogen from water. We intend for technology of this system to be used for the production of renewable hydrogen to produce renewable electricity and hydrogen for fuel cells.

Going Concern Substantial Doubt Alleviated

In connection with the preparation of its financial statements for the years ended June 30, 2021 and 2020, the Company’s management evaluated the Company’s ability to continue as a going concern in accordance with the ASU 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40), which requires an assessment of relevant conditions or events, considered in the aggregate, that are known or reasonably knowable by management on the issuance dates of the financial statements, which indicated the probable likelihood that the Company will be able to meet its obligations as they become due within one year after the issuance date of the financial statements.

As part of its evaluation, management assessed known events, trends, commitments, and uncertainties, which included the amount of capital recently and/or in the process of being raised, and the current level of investment within the green hydrogen industry and the measure of investor confidence.

For the year ended June 30, 2021, the Company’s operating loss increased to approximately $81,498,123, compared to an operating loss of approximately $57,529,338 in the prior year ended June 30, 2020. The increase in operating loss consisted primarily of the non-cash change in derivative liability fair value.

During the year ended June 30, 2021, the Company consummated financing transactions for up to $62.0 million of proceeds for the purchase of common stock and warrants of the Company. The proceeds were used for general and administration expenses, and the cost of research and development. The research and development transaction is further discussed in Note 8 – Commitments and Contingencies.

Based on its evaluation, coupled with the afore-mentioned financing transactions management believes that it has completely mitigated the circumstance that led to a doubt with respect to the Company’s ability to continue as a going concern, which existed at the time of the filing of the Company’s prior annual report. The Company’s cash of $56.0 million as of June 30, 2021 will enable it to meet its obligations for twelve months from the date these financial statements are available to be issued.

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

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of June 30, 2021, the cash balance in excess of the FDIC limits was $55,756,555. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2021 AND 2020

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

	Useful Lives	6/30/2021	6/30/2020

Domain-gross	15 years	$5,315	$5,315
Less accumulated amortization		(4,577)	(4,223)
Domain-net		$738	$1,092

Trademark-gross	10 years	$1,143	$1,143
Less accumulated amortization		(486)	(371)
Domain-net		$657	$772

Patents-gross	15 years	$101,143	$107,491
Write-off of patent cost		-	(6,349)
Less accumulated amortization		(23,215)	(16,650)
Patents-net		$77,928	$84,492

The Company recognized amortization expense of $7,033 and $7,651 for the years ended June 30, 2021 and 2020, respectively.

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Computers and peripheral equipment	5 Years
Vehicle	5 Years

During the year ended June 30, 2021, the Company purchased fixed assets in the amount of $213,866. On April 19, 2021, the Company sold a vehicle for cash of $46,000, with a book value of $44,527, and recognized a gain of $1,473.

Depreciation expense for the years ended June 30, 2021 and 2020 was $14,940 and $768, respectively.

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

For the year ended June 30, 2021, the Company calculated the dilutive impact of 182,853,173 outstanding stock options, 94,895,239 outstanding warrants, and convertible debt of $1,271,200, which is convertible into shares of common stock. The stock options, warrants and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2021 AND 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the year ended June 30, 2020, the Company calculated the dilutive impact of the 127,944,458 outstanding stock options, and convertible debt of $2,030,000, which is convertible into shares of common stock. The stock options and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

	For the Years Ended
	June 30,
	2021	2020

Income (Loss) attributable to common shareholders (Numerator)	$(97,426,437)	$(57,529,338)

Basic weighted average number of common shares outstanding (Denominator)	2,756,925,374	1,551,749,054

Diluted weighted average number of common shares outstanding (Denominator)	2,756,925,374	1,551,749,054

Equity Incentive Plan and Stock Options

Equity Incentive Plan

On December 17, 2018, the Board of Directors approved and adopted the 2019 Equity Incentive Plan (“the Plan”), with 300,000,000 shares set aside and reserved for issuance pursuant to the Plan. The purpose of the Plan is to promote the success of the Corporation and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The awards are performance-based compensation that are granted under the Plan as incentive stock options (ISO) or nonqualified stock options. The per share exercise price for each option shall not be less than 100% of the fair market value of a share of common stock on the date of grant of the option. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing cost. The Company accounts for stock option grants issued and vesting to employees and non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date. The Company granted options to purchase 170,000,000 shares of common stock options on January 23, 2019. During the year ended June 30, 2021, the Company redeemed 13,146,826 stock options.

As of June 30, 2021, there were 182,853,174 stock options issued, and a reserve of 117,146,826.

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

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2021 AND 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2021, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2021 and 2020 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability measured at fair value at 6/30/21	$135,247,303	$-	$-	$135,247,303

Derivative liability measured at fair value at 6/30/20	$59,657,718	$-	$-	$59,657,718

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2019	$3,905,721
Fair value of derivative liabilities at issuance	841,436
Gain on change in derivative liability	54,910,562
Balance as of June 30, 2020	59,657,719
Fair value of derivative liabilities issued	450,000
Loss on change in derivative liability	75,139,584
Balance as of June 30, 2021	$135,247,303

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $1,997,186 and $615,721 for the years ended June 30, 2021 and 2020, respectively.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2021 AND 2020

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than (50%) fifty percent likely to be realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Recently Issued Accounting Pronouncements

In June 2018, FASB issued accounting standards update ASU 2018-07, (Topic 505) – “Shared-Based Payment Arrangements with Nonemployees”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted if financial statements have not yet been issued. The Company has evaluated the impact of the adoption of ASU-2018-07, on the Company’s financial statements, and there was no impact.

In August 2018, the FASB issued accounting standards update ASU 2018-13, (Topic 820) - “Fair Value Measurement”, which changes the unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance. The Company has evaluated the impact of the adoption of ASU-2018-07, on the Company’s financial statements, and there was no impact.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2021 AND 2020

3.	CAPITAL STOCKS

Year ended June 30, 2021

During the year ended June 30, 2021, the Company issued 576,554,289 shares of common stock under purchase agreements for cash at prices ranging from $0.022 - $0.15 per share for aggregate net proceeds of $43,323,350.

During the year ended June 30, 2021, the Company issued 252,000,000 shares of common stock upon exercise of warrants at an exercise price of $0.075 per share for gross proceeds of $18,900,000.

During the year ended June 30, 2021, the Company issued 963,537,752 shares of common stock upon conversion of convertible notes in the amount of $1,144,350 of principal, plus accrued interest of $265,770 and other fees of $1,800 based upon conversion prices ranging from $0.00095 - $0.017995 per share. All note conversions were performed per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

During the year ended June 30, 2021, the Company issued 3,806,290 shares of common stock for services rendered at fair value prices of $0.028 - $0.035 per share in the aggregate amount of $118,023.

Year ended June 30, 2020

During the year ended June 30, 2020, the Company issued 884,989,722 shares of common stock upon conversion of convertible notes in the amount of $1,166,986 in principal, plus accrued interest of $198,200 and other fees of $12,000 based upon conversion prices ranging from $0.00095 - $0.0041.

During the year ended June 30, 2020, the Company issued 91,101,103 shares of common stock for services rendered at fair value prices of $0.002 - $0.0072 per share in the aggregate amount of $357,134.

4.	OPTIONS

Stock Option Plan

On October 2, 2017, the Company granted options to purchase 10,000,000 shares of common stock. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. Of the 10,000,000 options, one-third vest immediately, and one-third vest the second and third year, such that, the options are fully vested with a maturity date of October 2, 2022, and are exercisable at an exercise price of $0.01 per share. The Company redeemed 2,631,579 of these options for $250,000. As of June 30, 2021, 7,368,421 of these options were exercisable.

On January 23, 2019, the Company granted options to purchase 170,000,000 shares of common stock. One-third of the options vested immediately, and the remainder vested 1/24 per month over the first twenty-four months following the option grant. The first block was exercisable immediately for a period of seven (7) years. The options fully vest by January 23, 2022. The Company redeemed 10,515,247 of these options for $1,000,000 in cash. As of June 30, 2021, there were 159,484,753 of these options were exercisable.

On January 31, 2019, the Company issued options to purchase 6,000,000 shares of common stock, of which two-third (2/3) vest immediately, and the remaining options vest one-twelfth (1/12) per month from after the date of these options (remaining block). The first block were exercisable immediately for a period of seven (7) years. The options fully vested on January 31, 2020 and are exercisable.

On July 22, 2019, the Company issued options to purchase 10,000,000 shares of common stock, of which one-third (1/3) vest immediately, and the remaining options vest one-twenty fourth (1/24) per month from after the date of these options (remaining block). The first block shall become exercisable immediately for a period of seven (7) years. The options fully vest by July 22, 2021 and are exercisable.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2021 AND 2020

4.	OPTIONS (Continued)

A summary of the Company’s stock option activity and related information follows:

	6/30/21		6/30/20
		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	196,000,000	$0.01	186,250,000	$0.01
Granted	-	$0.01	10,000,000	$0.01
Exercised	-	-	-	-
Forfeited	-	-	(250,000)	-
Buyback of options	(13,146,826)	$0.0099	-	-
Outstanding, end of period	182,853,174	$0.0089	196,000,000	$0.01
Exercisable at the end of period	182,853,174	$0.0089	160,493,150	$0.01

During the year ended June 30, 2021, the Company bought back a total of 13,146,826 of the Company’s stock options for a total redemption price of $1,250,000.

The weighted average remaining contractual life of options outstanding as of June 30, 2021 and 2020 was as follows:

6/30/21				6/30/20
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0100	7,368,421	7,368,421	1.26	$0.0100	10,000,000	10,000,000	2.26
$0.0097	6,000,000	6,000,000	4.59	0.0097	6,000,000	6,000,000	5.59
$0.0099	159,484,753	159,484,753	4.57	$0.0099	170,000,000	156,867,579	5.57
$0.0060	10,000,000	10,000,000	4.57	$0.0060	10,000,000	10,000,000	5.57
	182,853,174	182,853,174			196,250,000	179,117,579

	6/30/2021	6/30/2020
Risk free interest rate	1.47% - 2.58%	1.94%
Stock volatility factor	54.99% - 189.01%	146%
Weighted average expected option life	6 years	7 years
Expected dividend yield	None	None

The stock-based compensation expense recognized in the statement of operations during the years ended June 30, 2021 and 2020, related to the granting of these options was $259,955 and $473,853, respectively.

WARRANTS

On December 3, 2020, the Company issued warrants to purchase 120.0 million shares of common stock with an exercise price of $0.075 per share pursuant to a securities purchase agreement. The warrants were exercisable upon issuance. During the year ended June 30, 2021, the warrants were exercised for aggregate gross proceeds of $9,000,000. As of June 30, 2021, all of the December 3, 2020 warrants were exercised.

On December 29, 2020, the 120.0 million warrants issued on December 3, 2020, were exercised for aggregate gross proceeds of $9.0 million, and as consideration for the exercise the investor was issued additional warrants to purchase 132.0 million shares of common stock at an exercise price of $0.075. The 132.0 million warrants were deemed to be a dividend and were estimated at fair value of $15,928,314 using the Black-Scholes valuation model. During the year ended June 30, 2021, the warrants were exercised for aggregate gross proceeds of $9,900,000. As of June 30, 2021, all of the December 2020 warrants were exercised.

During the year ended June 30, 2021, the Company issued additional warrants to purchase an aggregate of 94,895,239 shares of common stock under securities purchase agreements at exercise prices ranging from $0.0938 - $0.13125 per share. The warrants were estimated at fair value on the date of issuance as calculated using the Black-Scholes valuation model. The estimated fair value of the warrants was $6,645,870, which was recognized in the financial statements as of June 30, 2021. The warrants can be exercised over a three (3) year period. As of June 30, 2021, all of the warrants were exercisable.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2021 AND 2020

4.	OPTIONS (Continued)

A summary of the Company’s warrant activity and related information follows for the year ended June 30, 2021 listed below.

	6/30/21
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding, beginning of year	-	$-
Granted	346,895,239	$0.086
Exercised	(252,000,000)	$(0.075)
Forfeited/Expired	-	-
Outstanding, end of year	94,895,239	$0.11
Exercisable at the end of year	94,895,239	$0.11

5.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2021, the outstanding convertible promissory notes, net of debt discount of $442,602 are summarized as follows:

Convertible Promissory Notes, net of debt discount	$828,598
Less current portion	125,398
Total long-term liabilities	$703,200

Maturities of long-term debt net of debt discount for the next four years are as follows:

Period Ended June 30,	Amount
2022	568,200
2023	553,000
2024	140,000
2025	10,000
$1,271,200

At June 30, 2021, the $1,271,200 in convertible promissory notes had a remaining debt discount of $442,602, leaving a net balance of $828,598.

The Company issued a 10% convertible promissory note on January 28, 2016 (the “Jan 2016 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $10,000. The Company received additional tranches in the amount of $490,000 for an aggregate sum of $500,000. The Jan 2016 Note matures twelve (12) months from the effective date of the note. On January 19, 2017, the investor extended the Jan 2016 Note for an additional sixty (60) months from the effective date of the note, which matures on January 27, 2022. The Jan 2016 Note was convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company failed to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, had the right to rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jan 2016 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day would be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the year ended June 30, 2021, the Company issued 367,702,192 common shares upon conversion of principal in the amount of $245,550, plus interest of $103,768, and paid off the balance of Note in the amount of $64,450 for cash. The balance of the Jan 2016 Note as of June 30, 2021 was $0.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued a 10% convertible promissory note on February 3, 2017 (the “Feb 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $60,000. The Company received additional tranches in the amount of $440,000 for an aggregate sum of $500,000. The Feb 2017 Note had a maturity date of February 3, 2018, the investor extended the Feb 2017 Note for an additional sixty (60) months from the effective date of the note, which matures on February 3, 2022. The Feb 2017 Note is convertible into shares of common stock of the Company at a a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Feb 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the year ended on June 30, 2021, the Company issued 283,810,696 shares of common stock upon conversion of principal in the amount of $191,800, plus accrued interest of $77,820. The balance of the Feb 2017 Note as of June 30, 2021 was $308,200.

The Company issued a 10% convertible promissory note on November 9, 2017 (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $45,000. The Company received additional tranches in the amount of $455,000 for an aggregate sum of $500,000. The Nov 2017 Note matures twelve (12) months from the effective dates of each respective tranche. The Nov 2017 Note matures on November 9, 2018, with an automatic extension of sixty (60) months from the effective date of each tranche. The Nov 2017 Note is convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of each respective tranche or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the year ended June 30, 2021, the Company issued 258,232,440 shares of common stock upon conversion of principal in the amount of $187,000, plus accrued interest of $58,321. The balance of the Nov 2017 Note as of June 30, 2021 was $313,000.

The Company issued a 10% convertible promissory note on June 27, 2018 (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. Upon execution of the convertible promissory note, the Company received a tranche of $50,000. On October 9, 2018 and June 24, 2021, the Company received another tranche of $40,000 and $410,000 respectively, for a total aggregate of $500,000 as of June 30, 2021. The Jun 2018 Note matured on June 27, 2019, which was automatically extended for sixty (60) months from the effective date of the note. The Jun 2018 Note is convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,740 during the year ended June 30, 2021. The balance of the Jun 2018 Note as of June 30, 2021 was $500,000.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued a 10% convertible promissory note on August 10, 2018 (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note had a maturity date of August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note matures on August 10, 2023. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The balance of the Aug 2018 Note as of June 30, 2021 was $100,000.

On January 20, 2020, the Company issued a 10% convertible promissory note (the “Jan 2020 Note”) to an investor (the “Jan 2020 Note”) in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Jan 2020 Note had a maturity date of January 20, 2021. The Jan 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jan 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan 2020 Note. During the year ended June 30, 2021, the Company issued 23,420,128 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $3,989, and other fees of $300. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $42,404 during the year ended June 30, 2021. The Jan 2020 Note was fully converted as of June 30, 2021.

On February 11, 2020, the Company issued a convertible promissory note (the “Feb 2020 Note”) to an investor (the “Feb 2020 Note”) in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The Feb 2020 Note had a maturity date of February 11, 2021. The Feb 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Feb 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2020 Note. During the year ended June 30, 2021, the Company issued 5,294,205 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $3,989, and other fees of $300. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $49,399 during the year ended June 30, 2021. The Feb 2020 Note was fully converted as of June 30, 2021.

On March 9, 2020, the Company issued a convertible promissory note (the “Mar 2020 Note”) to an investor (the “Mar 2020 Note”) in the principal amount of $40,000. The Company received funds of $38,000, less other fees of $2,000. The Mar 2020 Note had a maturity date of March 9, 2021. The Mar 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Mar 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Mar 2020 Note. During the year ended June 30, 2021, the Company issued 2,390,871 shares of common stock upon conversion of principal in the amount of $40,000, plus accrued interest of $1,995, and other fees of $300. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $25,708 during the year ended June 30, 2021. The Mar 2020 Note was fully converted as of June 30, 2021.

On April 14, 2020, the Company issued a convertible promissory note (the “April 2020 Note”) to an investor in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The April 2020 Note matures on April 14, 2021. The April 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the April 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $63,342 during the year ended June 30, 2021. During the year ended June 30, 2021, the Company issued 5,315,949 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $4,011, and other fees of $300. The April 2020 Note was fully converted as of June 30, 2021.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On April 15, 2020, the Company entered into a convertible promissory note (the “Apr 2020 Note”) with an investor, providing for the sale by the Company of a 10% unsecured convertible note (the “Apr 2020 Note”) in the aggregate principal amount of $50,000, of which the Company received $10,000 upon execution, and an additional tranche of $40,000, for an aggregate of $50,000. The Apr 2020 Note matures twelve (12) months from the effective dates of each respective tranche. The Apr 2020 Note matured on April 15, 2021, and the investor extended the Apr 2020 Note for an additional sixty (60) months from the effective date of the note, which matures on April 15, 2025. The Apr Note is convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of four (4) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Apr 2020 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the fourth business day (inclusive of the day of the conversion) until the shares are delivered. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Apr 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $4,050 during the year ended June 30, 2021. The balance of the Apr 2020 Note as of June 30, 2021 was $50,000.

On May 19, 2020, the Company issued a convertible promissory note (the “May 2020 Note”) to an investor in the principal amount of $80,000. The Company received funds of $78,000, less other fees of $2,000. The May 2020 Note had a maturity date of May 19, 2021. The May 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the May 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the May 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $70,795 during the year ended June 30, 2021. During the year ended June 30, 2021, the Company issued 5,933,503 shares of common stock upon conversion of principal in the amount of $80,000, plus accrued interest of $4,033, and other fees of $300. The May 2020 Note was fully converted as of June 30, 2021.

On June 18, 2020, the Company issued a convertible promissory note (the “June 2020 Note”) to an investor in the principal amount of $160,000. The Company received funds of $156,000, less other fees of $4,000. The Jun 2020 Note had a maturity date of June 19, 2021.The Jun 2020 Note was convertible into shares of the Company’s common stock at a conversion price of sixty-one (61%) percent of the average of the lowest two (2) trading prices of the common stock during the fifteen (15) trading day prior to the conversion date. The conversion feature of the Jun 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jun 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $154,740. During the year ended June 30, 2021 the Company issued 11,437,764 shares of common stock upon conversion of principal in the amount of $160,000, plus accrued interest of $7,847, and other fees of $300.The Jun 2020 Note was fully converted as of June 30, 2021.

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

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2021 AND 2020

6.	DERIVATIVE LIABILITES (Continued)

During the year ended June 30, 2021, as a result of the Notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $450,000, based upon the Binomial lattice formula. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

As of June 30, 2021 and June 30, 2020, as the number of common stock shares to be issued under the convertible note payable is indeterminate, and the Company concluded that the equity environment is tainted, and all issued warrants and convertible notes payable are included in the value of the derivative.

During the year ended June 30, 2021, the Company recorded a net loss in change in derivative of $75,139,584 in the statement of operations due to the change in fair value of the remaining notes and warrants issued, for the year ended June 30, 2021. At June 30, 2021, the fair value of the derivative liability was $135,247,303.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	0.07% - 0.87%
Stock volatility factor	145.0% - 212.0%
Weighted average expected option life	0 months - 5 year
Expected dividend yield	None

7.	DEFERRED TAX BENEFIT

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2018.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amount when the realization is uncertain. Included in the balance at June 30, 2021 and 2020, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended June 30, 2021 and 2020, the Company did not recognize interest or penalties.

At June 30, 2021, the Company had net operating loss carry-forward of approximately $9,497,900, which expires in future years. No tax benefit has been reported in the June 30, 2021 and 2020 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2021 and 2020 due to the following:

	6/30/2021	6/30/2020
Book income (loss)	$(15,718,840)	$1,193,500
Non-deductible expenses	15,976,835	(1,520,850)
Depreciation and amortization	(480)	45
Related party accrual	-	(5,100)
Gain on abandoned asset	1,100
Valuation Allowance	-(258,622)	332,405

Income tax expense	$-	$-

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2021 AND 2020

7.	DEFERRED TAX BENEFIT (Continued)

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

Net deferred tax liabilities consist of the following components as of June 30, 2021 and 2020:

	6/30/2021	6/30/2020
Deferred tax assets:
NOL carryover	$1,385,455	$1,621,680
Research and development	351,695	104,500
Related party accrual	44,470	44,470
Deferred tax liabilities:
Depreciation and amortization	$(4,885)	$(3,610)

Less Valuation Allowance	$(1,776,735)	$(1,767,040)

Income tax expense	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forward for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forward may be limited as to use in future years.

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions

8.	COMMITMENTS AND CONTINGENCIES

On September 15, 2020, the Company entered into a marketing agreement. The fees are to be paid in cash and registered unrestricted stock. As of March 31, 2021, the Company has paid a $34,250 deposit, with the balance of the payments and the stock issuances due upon completion of a deliverable.

Effective September 1, 2020, the Company entered into a research agreement with the University of Iowa. As consideration under the research agreement, the University of Iowa will receive a maximum of $299,966 from the Company. The research agreement may be terminated by either party upon sixty (60) day prior written notice or a material breach or default, which is not cured within 90 days of receipt of a written notice of such breach.

The term of the research agreement is from September 1, 2020 through August 31, 2021. As of June 30, 2021, the Company has accrued the amount due of $99,989.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operation.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS - AUDITED

JUNE 30, 2021 AND 2020

9.	RELATED PARTY

Year ended June 30, 2021

As of June 30, 2021, the Company reported an accrual associated with the CEO’s prior years salary in the amount of $211,750, which is recorded in accrued expenses, related party. The Company began accruing the salary in 2011 and used the funds for operating expenses. The CEO will be paid during the next fiscal year.

During the year ended June 30, 2021, the Company redeemed 13,146,826 stock options for a total redemption price of $1,250,000.

During the year ended June 30, 2021, the Company issued 3,806,290 shares of common stock to a related party for services rendered at fair value prices of $0.028 - $0.035 per share in the aggregate amount of $118,023.

Year ended June 30, 2020

During the year ended June 30, 2020, the Company issued 91,101,103 shares of common stock to a related party for services rendered at fair value prices of $0.002 - $0.0072 per share in the aggregate amount of $357,134.

10.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On July 20, 2021, the Company redeemed a total of 24,887,263 stock options for a total redemption price of $1,450,000.

On September 2, 2021, the Company issued 180,480,692 shares of common stock upon conversion of principal in the amount of $120,400, plus accrued interest of $51,057.

Effective September 1, 2021, the Company entered into a new research agreement with the University of Iowa. As consideration under the research agreement, the University of Iowa will receive a maximum of $350,000 from the Company. The research agreement may be terminated by either party upon sixty (60) day prior written notice or a material breach or default, which is not cured within 90 days of receipt of a written notice of such breach. This agreement was signed by the Company on September 13, 2021.

Effective October 1, 2021, the Company entered into a research agreement with the University of Michigan. As consideration under the research agreement, the University of Michigan will receive a maximum of $296,448, from the Company. The research agreement may be terminated by either party upon ninety (90) day prior written notice or a material breach or default, which is not cured within 90 days of receipt of a written notice of such breach. This agreement was signed by the Company on September 23, 2021.