Form 10-Q
period 2021-09-30
SUNHYDROGEN, INC.
filed 2021-11-15
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding, as of November 12, 2021 was 4,029,789,187.

SUNHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNHYDROGEN, INC.
CONDENSED BALANCE SHEETS

	September 30, 2021	June 30, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$45,493,787	$56,006,555
Marketable securities	2,580,795	-
Prepaid expenses	9,047	-
TOTAL CURRENT ASSETS	48,083,629	56,006,555

LONG TERM INVESTMENTS
Marketable securities	5,812,647	-

PROPERTY & EQUIPMENT
Computers and peripherals	11,529	11,529
Vehicle	155,000	155,000
	166,529	166,529
Less: accumulated depreciation	(21,356)	(11,072)
NET PROPERTY AND EQUIPMENT	145,173	155,457

OTHER ASSETS
Domain, net of amortization of $4,665 and $4,223, respectively	650	738
Trademark, net of amortization of $514 and $371, respectively	628	657
Patents, net of amortization of $24,856 and $16,250, respectively	76,287	77,928
TOTAL OTHER ASSETS	77,565	79,323

TOTAL ASSETS	$54,119,014	$56,241,335

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$127,034	$223,520
Accrued expenses	12,056	11,912
Accrued expenses, related party	221,583	214,820
Accrued interest on convertible notes	262,563	282,505
Derivative liability	85,895,178	135,247,303
Convertible promissory notes, net of debt discount of $329,178 and $409,074, respectively	123,540	125,598
TOTAL CURRENT LIABILITIES	86,641,954	136,105,658

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $0, respectively	698,082	703,000
TOTAL LONG TERM LIABILITIES	698,082	703,000

TOTAL LIABILITIES	87,340,036	136,808,658

COMMIMENTS AND CONTINGENCIES (SEE NOTE 9)	-	-

SHAREHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 5,000,000,000 authorized common shares 4,029,789,187 and 3,849,308,495 shares issued and outstanding, respectively	4,029,789	3,849,308
Additional Paid in Capital	87,101,297	88,560,321
Accumulated deficit	(124,352,108)	(172,976,952)
TOTAL SHAREHOLDERS’ DEFICIT	(33,221,022)	(80,567,323)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$54,119,014	$56,241,335

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Three Months Ended
	September 30, 2021	September 30, 2020
REVENUE	$-	$-

OPERATING EXPENSES
Selling and Marketing	109,776	-
General and administrative expenses	326,585	438,190
Research and development cost	151,362	138,260
Depreciation and amortization	12,043	2,036
TOTAL OPERATING EXPENSES	599,766	578,486

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(599,766)	(578,486)

OTHER INCOME/(EXPENSES)
Other income	17,023	-
Gain (Loss) on change in derivative liability	49,352,125	(1,380,085)
Interest expense	(144,538)	(247,689)
TOTAL OTHER INCOME (EXPENSES)	49,224,610	(1,627,774)

NET INCOME (LOSS)	$48,624,844	$(2,206,260)

BASIC EARNINGS (LOSS) PER SHARE	$0.01	$(0.00)

DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	4,000,362,987	2,139,179,833
DILUTED	5,523,313,069	2,139,179,833

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	THREE MONTHS ENDED SEPTEMBER 30, 2020
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	-	$-	2,053,410,161	$2,053,410	$11,664,657	$(75,550,515)	$(61,832,448)

Issuance of common stock for conversion of debt and accrued interest	-	-	35,573,090	35,573	764,427	-	800,000

Issuance of common stock for services	-	-	79,908,088	79,908	177,327	-	257,235

Issuance of common stock for services	-	-	2,813,903	2,814	85,487	-	88,301

Stock based compensation expense	-	-	-	-	112,035	-	112,035

Net Loss	-	-	-	-	-	(2,206,260)	(2,206,260)

Balance at September 30, 2020 (unaudited)	-	$-	2,171,705,242	$2,171,705	$12,803,933	$(77,756,775)	$(62,781,137)

	THREE MONTH ENDED SEPTEMBER 30, 2021
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2021	-	$-	3,849,308,495	$3,849,308	$88,560,321	$(172,976,952)	$(80,567,323)

Issuance of common stock for conversion of debt and accrued interest	-	-	180,480,692	180,481	(9,024)	-	171,457

Stock options redeemed by Company	-	-	-	-	(1,450,000)	-	(1,450,000)

Net Income	-	-	-	-	-	48,624,844	48,624,844

Balance at September 30, 2021 (unaudited)	-	$-	4,029,789,187	$4,029,789	$87,101,297	$(124,352,108)	$(33,221,022)

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Three Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$48,624,844	$(2,206,260)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	12,043	2,036
Stock based compensation expense	-	112,035
Stock issued for services	-	88,301
Net (Gain) Loss on change in derivative liability	(49,352,125)	1,380,085
Amortization of debt discount recorded as interest expense	113,425	199,024
Change in assets and liabilities :
Prepaid expense	(9,047)	(3,167)
Accounts payable	(96,486)	(76,515)
Accrued expenses	6,907	11,861
Accrued interest on convertible notes	31,114	48,234
NET CASH USED IN OPERATING ACTIVITIES	(669,326)	(444,366)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(8,393,442)	-
Purchase of property and equipment	-	(50,000)
NET CASH USED IN INVESTING ACTIVITIES:	(8,393,442)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of related parties stock options	(1,450,000)	-
Net proceeds from common stock purchase agreements	-	800,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,450,000)	800,000

NET INCREASE (DECREASE) IN CASH	(10,512,768)	305,634
CASH, BEGINNING OF PERIOD	56,006,555	195,010
CASH, END OF PERIOD	$45,493,787	$500,644

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$2,249
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes, and accrued interest	$171,457	$257,235

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2021 AND 2020

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ended June 30, 2022. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2021.

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

Investments

The Company considers corporate bonds (“bonds”) as investments due to their ratings. The bonds are rated based on their default probability, health of the corporation’s debt structure, as well as the overall health of the economy. The bonds fall into the category as investments if they have a rating of AAA and BBB.

The bonds have varied due dates and were classified as current and noncurrent, based on to their maturity dates. The bonds are generally valued using quoted prices and are classified in Level 2 of the fair value hierarchy as prices are not always from active markets. We consider our investments held to maturity and we believe there are no other than temporary declines in fair value. Our investments are recorded at historical cost.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated using straight line over its estimated useful lives.

Computers and peripheral equipment	5 Years
Vehicle	5 Years

The Company recognized depreciation expense of $10,284 and $278 for the three months ended September 30, 2021 and 2020, respectively.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2021 AND 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary solar-to-hydrogen based technology. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

The Company recognized amortization expense of $1,758 and $1,758 for the three months ended September 30, 2021 and 2020, respectively.

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

September 30, 2021

For the three months ended September 30, 2021, the Company calculated the dilutive impact of the outstanding stock options of 157,965,711, common stock purchase warrants of 94,895,239, and the convertible debt of $1,150,800, which is convertible into shares of common stock. The stock options were not included, because their impact was antidilutive.

September 30, 2020

For the three months ended September 30, 2020, the Company calculated the dilutive impact of the outstanding stock options of 186,000,000, and the convertible debt of $1,797,000, which is convertible into shares of common stock. The stock options and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

Equity Incentive Plan and Stock Options

Equity Incentive Plan

On December 17, 2018, the Board of Directors approved and adopted the 2019 Equity Incentive Plan (“the Plan”), with 300,000,000 shares reserved for issuance pursuant to the Plan. The purpose of the Plan is to promote the success of the Corporation and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The awards are performance-based compensation that are granted under the Plan as incentive stock options (ISO) or nonqualified stock options. The per share exercise price for each option shall not be less than 100% of the fair market value of a share of common stock on the date of grant of the option. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing cost. The Company accounts for stock option grants issued and vesting to employees and non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date. The options are exercisable into common stock.

As of September 30, 2021, there were 157,965,711 stock options issued, and a reserve of 142,034,289.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2021 AND 2020

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of September 30, 2021, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows on September 30, 2021 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate bonds	$8,393,442	$-	$8,393,442	$-
Liabilities:
Derivative liability measured at fair value	$85,895,178	$-	$-	$85,895,178

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2021 AND 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2021	135,247,303
Gain on change in derivative liability	(49,352,125)
Balance as of September 30, 2021	$85,895,178

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $151,362 and $138,260 for the three months ended September 30, 2021 and 2020, respectively.

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

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements as of September 30, 2021.

3.	CAPITAL STOCK

Three months ended September 30, 2021

During the three months ended September 30, 2021, the Company issued 180,480,692 shares of common stock upon conversion of convertible notes in the amount of $120,400 of principal, plus accrued interest of $51,057 based upon a conversion price of $0.00095 per share. The notes were converted per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

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

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2021 AND 2020

4.	OPTIONS AND WARRANTS

As of September 30, 2020, 10,000,000 non-qualified common stock options were outstanding. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. Of the 10,000,000 non-qualified common stock options, one-third vest immediately, and one-third vest the second and third year, such that, the options are fully vested with a maturity date of October 2, 2022 and are exercisable at an exercise price of $0.01 per share.

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

A summary of the Company’s stock option activity and related information follows:

	9/30/21		9/30/2020
		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	182,853,174	$0.01	196,250,000	$0.01
Granted	-	$0.01	-	$-
Exercised	-	-	-	-
Buyback of options	(24,887,463)	$0.0099	(250,000)	0.01
Outstanding, end of period	157,965,711	$0.0089	196,000,000	$0.01
Exercisable at the end of period	157,965,711	$0.0089	174,332,250	$0.01

During the three months ended September 30, 2021, the Company bought back a total of 24,887,463 of the Company’s stock options for a total of $1,450,000. The options were bought back for the market price at the date of the buy back less the exercise price of the grant similar to a cashless feature. All options that were bought back were fully vested and previously expensed accordingly.

The weighted average remaining contractual life of options outstanding as of September 30, 2021 and 2020 was as follows:

9/30/2021				9/30/2020
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0100	3,071,212	3,071,212	1.01	$0.0100	10,000,000	10,000,000	2.01
$0.0097	6,000,000	6,000,000	4.34	0.0097	6,000,000	6,000,000	5.32
$0.0099	138,894,499	138,894,499	4.32	$0.0099	170,000,000	157,110,167	5.34
$0.0060	10,000,000	10,000,000	4.81	$0.0060	10,000,000	7,222,083	5.81
	157,965,711	157,965,711			196,250,000	180,332,250

The stock-based compensation expense recognized in the statement of operations during the three months ended September 30, 2021 and 2020, related to the granting of these options was $0 and $112,035, respectively.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2021 AND 2020

4.	OPTIONS AND WARRANTS (Continued)

WARRANTS

As of September 30, 2021, the Company had an aggregate of 94,895,239 common stock purchase warrants outstanding, with exercise prices ranging from $0.0938 - $0.13125 per share. The warrants were estimated at fair value on the date of issuance as calculated using the Black-Scholes valuation model. The warrants can be exercised over a three (3) year period.

A summary of the Company’s warrant activity and related information follows for the three months ended September 30, 2021.

	9/30/21
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding, beginning of period	94,895,239	$0.11
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	94,895,239	$0.11
Exercisable at the end of period	94,895,239	$0.11

9/30/2021			Weighted Average Remaining
Exercise Price	Warrants Outstanding	Warrants Exercisable	Contractual Life (years)
$0.0938	16,800,000	16,800,000	1.67 - 2.25
$0.13125	6,666,667	6,666,667	4.41
$0.12	71,428,572	71,428,572	4.42
	94,895,239	94,895,239

At September 30, 2021, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2021, the outstanding convertible promissory notes net of debt discount are summarized as follows:

Convertible Promissory Notes, net of debt discount	$821,622
Less current portion	123,540
Total long-term liabilities	$698,082

Maturities of long-term debt for the next four years are as follows:

Period Ended September	Amount
2022	$152,800
2023	888,000
2024	100,000
2025	10,000
$1,150,800

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

At September 30, 2021, the $1,150,800 in convertible promissory notes had a remaining debt discount of $329,178, leaving a net balance of $821,622.

The Company issued a 10% convertible promissory note on February 3, 2017 (the “Feb 2017 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of $500,000. The Feb 2017 Note had a maturity date of February 3, 2018, the investor extended the Feb 2017 Note for an additional sixty (60) months from the effective date of the note, which matures on February 3, 2022. The Feb 2017 Note is convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Feb 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the period ended on September 30, 2021, the Company issued 180,480,692 shares of common stock upon conversion of principal in the amount of $120,400, plus accrued interest of $51,057. The balance of the Feb 2017 Note as of September 30, 2021 was $187,800.

The Company issued a 10% convertible promissory note on November 9, 2017 (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of $500,000. The Nov 2017 Note had a maturity date of November 9, 2018, with an automatic extension of sixty (60) months from the effective date of the note. The Nov 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Nov 2017 Note as of September 30, 2021 was $313,000.

The Company issued a 10% convertible promissory note on June 27, 2018 (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of $500,000. The Jun 2018 Note matured on June 27, 2019, which was automatically extended for sixty (60) months from the effective date of the note. The Jun 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $103,342 during the three months ended September 30, 2021. The balance of the Jun 2018 Note as of September 30, 2021 was $500,000.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued a 10% convertible promissory note on August 10, 2018 (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note had a maturity date of August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note matures on August 10, 2023. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The balance of the Aug 2018 Note as of September 30, 2021 was $100,000.

On April 15, 2020, the Company issued a convertible promissory note (the “Apr 2020 Note”) to an investor in the aggregate principal amount of $50,000. The Company received tranches for an aggregate principal total of $50,000. The Apr 2020 Note matures twelve (12) months from the effective dates of each respective tranche, such that the Apr 2020 Note matures on April 15, 2021, with an automatic extension of sixty (60) months from the effective date of each tranche. The Apr Note is convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of four (4) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Apr 2020 Note such that would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the fourth business day (inclusive of the day of the conversion) until the shares are delivered. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Apr 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $10,083 during the three months ended September 30, 2021. The balance of the Apr 2020 Note as of September 30, 2021 was $50,000.

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

During the three months ended September 30, 2021, the Company recorded a net gain in change in derivative of $49,352,125 in the statement of operations due to the change in fair value of the remaining notes, for the three months ended September 30, 2021.

At September 30, 2021, the fair value of the derivative liability was $85,895,178.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2021 AND 2020

6.	DERIVATIVE LIABILITIES (Continued)

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	0.09% - 0.35%
Stock volatility factor	153.0% - 243.0%
Weighted average expected option life	3 months - 5 year
Expected dividend yield	None

7.	MARKETABLE SECURITIES

During the period ended September 30, 2021, the Company invested in corporate bonds, which have been recognized in the financial statements at historical cost.

The Company considers corporate bonds (“bonds”) as investments due to their ratings. The bonds are rated based on their default probability, health of the corporation’s debt structure, as well as the overall health of the economy. The bonds fall into the category as investments if they have a rating between AAA and BBB.

As of September 30, 2021, the components of the Company’s cash and short and long-term investments are summarized as follows:

Cash
Cash and cash equivalents	$45,493,787

Short term investments:
Bonds (held-to-maturity)	2,580,795

Long term investments:
Bonds (held-to-maturity)	5,812,647
Total cash and short and long-term investments	$53,887,229

The Company has invested in bonds maturing from April 1, 2022 through August 16, 2023 that are held to maturity. The current trading prices or fair market value of the bonds vary, and we believe any decline in fair value is temporary. All bonds are current and not in default.

The following table summarizes the amortized cost of the held-to-maturity bonds at September 30, 2021, aggregated by credit quality indicator.

Credit Quality Indicators for the Corporate Bonds
AA/A	$2,629,275
BBB	$5,764,167
Total	$8,393,442

The amortized cost of our corporate bonds and the related gross unrealized gains and losses, were as follows at September 30, 2021:

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
Bonds	2	8,393,442	-	(77,735)	$8,315,707

During the period ended September 30, 2021, the Company recognized interest income of $11,625 in the financial statements.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2021 AND 2020

8.	COMMITMENTS AND CONTINGENCIES

On September 15, 2020, the Company entered into a marketing agreement. The fees are to be paid in cash and registered unrestricted stock. As of September 30, 2021, the Company has paid a $34,250 deposit, with the balance of the payments and the stock issuances due upon completion of a deliverable.

Effective September 1, 2021, the Company entered into a new research agreement with the University of Iowa. As consideration under the research agreement, the University of Iowa will receive a maximum of $350,000 from the Company. The contract period is from September 1, 2021 through August 31, 2022. The research agreement may be terminated by either party upon sixty (60) day prior written notice or a material breach or default, which is not cured within 90 days of receipt of a written notice of such breach. This agreement was signed by the Company on September 13, 2021. As of September 30, 2021, the Company has accrued the amount due of $29,167.

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

9.	RELATED PARTY

As of June 30, 2021, the Company reported an accrual associated with the CEO’s prior years’ salary in the amount of $211,750, plus current accrual of $9,833 for a total of $221,583, which is recorded in accrued expenses, related party. The Company began accruing the salary in 2011 and used the funds for operating expenses. The CEO will be paid during the fiscal year.

During the three months ended September 30, 2021, the Company redeemed 24,887,463 of the Company’s stock options to related parties for a total of $1,450,000.

10.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and there are no events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The information in this report may contain forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements that are not of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included from time to time in our reports filed with the Securities and Exchange Commission, or the SEC. These factors may cause our actual results to differ materially from any forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements, except as may be required under applicable law.

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

We believe the SunHydrogen solution potentially offers an efficient and cost-effective way to produce truly green hydrogen using sunlight and any source of water. Our core technology is a self-contained, nanoparticle-based hydrogen generator that mimics photosynthesis to split water molecules, resulting in hydrogen. By optimizing the science of water electrolysis at the nano-level, we believe we have developed a low-cost method to potentially produce environmentally friendly renewable hydrogen.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2021, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2021, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements are disclosed in notes to the financial statements.

Results of Operations for the Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 were $599,766 compared to $578,486 for the prior period ended September 30, 2020. The net increase of $21,278 in operating expenses consisted primarily due an increase in office salary of $108,333, an increase in research and development of $13,102, and a decrease in stock compensation of $112,035, with an offset by $11,878 in other expenses.

Other Income/(Expenses)

Other income and (expenses) for the three months ended September 30, 2021 were $49,224,609 compared to $(1,627,774) for the prior period ended September 30, 2020. The increase in other income of $50,852,383 was the result of the non-cash loss in net change in derivative of $50,732,210, a decrease in interest expense of $103,151, which includes the net change in amortization of debt discount of $85,599, with an increase in other income of $17,022.

Net Income/(Loss)

For the three months ended September 30, 2021, our net income was $48,624,844, as compared to a net loss of $(2,206,260) for the prior period ended September 30, 2020. The majority of the increase in net income of $50,831,104, was related primarily to the increase in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2021, we had a working capital deficit of $38,558,325, compared to a working capital deficit of $80,099,103 as of June 30, 2021. This decrease in working capital deficit of $41,540,778 was primarily due to an increase in gain on change in derivative liability.

Cash used in operating activities was $(669,326) for the three months ended September 30, 2021 compared to $(444,366) for the prior period ended September 30, 2020. The increase in cash used in operating activities was due to an increase in office salaries, and a decrease in accounts payable. The Company has had no revenues.

Cash used in investing activities during the three months ended September 30, 2021 and 2020 was $(8,393,442) and $(50,000), respectively. The increase in investing activities was due to the purchase of marketable securities.

Cash used in financing activities was $(1,450,000) for the three months ended September 30, 2021 compared to $800,000 provided by the prior period ended September 30, 2020. The increase in cash used in financing activities was a result of the redemption of stock options. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue.

We have historically obtained funding from investors, through private placements and registered offerings of equity and debt securities. Management believes that the Company will be able to continue to raise funds through the sale of its securities to its existing shareholders and prospective new investors which will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the Company to continue to develop its core business. There can be no assurance that we will be able to continue raising the required capital for our operations on terms and conditions that are acceptable to us, or at all. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease our operation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, result of operations, liquidity or capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

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

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on October 8, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2021, the Company issued 180,480,692 shares of common stock upon conversion of principal in the amount of $120,400, plus accrued interest of $51,067.

In connection with the foregoing, the Company relied upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*
32.1**	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350**
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 15, 2021	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)