Form 10-Q
period 2021-12-31
SUNHYDROGEN, INC.
filed 2022-02-11
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

The number of shares of registrant’s common stock outstanding, as of February 11, 2022 was 4,230,765,539.

SUNHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	December 31, 2021	June 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$44,601,694	$56,006,555
Marketable securities	1,806,513	-
Prepaid expenses	3,580	-

TOTAL CURRENT ASSETS	46,411,787	56,006,555

LONG TERM INVESTMENTS
Marketable securities	6,846,879	-

PROPERTY & EQUIPMENT
Computers and peripherals	11,529	11,529
Vehicle	155,000	155,000
	166,529	166,529
Less: accumulated depreciation	(29,882)	(11,072)

NET PROPERTY AND EQUIPMENT	136,647	155,457

OTHER ASSETS
Domain, net of amortization of $4,754 and $4,223, respectively	561	738
Trademark, net of amortization of $543 and $371, respectively	600	657
Patents, net of amortization of $26,497 and $16,250, respectively	74,645	77,928

TOTAL OTHER ASSETS	75,806	79,323

TOTAL ASSETS	$53,471,119	$56,241,335

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$203,637	$223,520
Accrued expenses	3,070	11,912
Accrued expenses, related party	226,500	214,820
Accrued interest on convertible notes	210,383	282,505
Derivative liability	46,528,773	135,247,303
Convertible promissory notes, net of debt discount of $215,753 and $409,074, respectively	339,247	125,598

TOTAL CURRENT LIABILITIES	47,511,610	136,105,658

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $0, respectively	408,000	703,000

TOTAL LONG TERM LIABILITIES	408,000	703,000

TOTAL LIABILITIES	47,919,610	136,808,658

COMMIMENTS AND CONTINGENCIES (SEE NOTE 9)	-	-

SHAREHOLDERS’ EQUITY

Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares 2,700 Series C preferred shares issued and outstanding	3	-
Common Stock, $0.001 par value; 5,000,000,000 authorized common shares 4,029,789,187 and 3,849,308,495 shares issued and outstanding, respectively	4,029,789	3,849,308
Additional Paid in Capital	101,442,063	88,560,321
Accumulated deficit	(99,920,346)	(172,976,952)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	5,551,509	(80,567,323)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,471,119	$56,241,335

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 30, 2021 AND 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling and Marketing	87,590	-	197,366	-
General and administrative expenses	353,885	2,286,980	680,470	2,725,170
Research and development cost	285,853	439,987	437,215	578,247
Depreciation and amortization	10,283	4,681	22,326	6,717

TOTAL OPERATING EXPENSES	737,611	2,731,648	1,337,377	3,310,134

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(737,611)	(2,731,648)	(1,337,377)	(3,310,134)

OTHER INCOME/(EXPENSES)
Other income	37,877	448	54,900	448
Loss on redemption of marketable securities	(20,693)	-	(20,693)	-
Loss on settlement of derivative liability	(841,596)	-	(841,596)	-
Gain (Loss) on change in derivative liability	26,135,397	(122,138,753)	75,487,522	(123,518,838)
Interest expense	(141,612)	(250,428)	(286,150)	(497,187)

TOTAL OTHER INCOME (EXPENSES)	25,169,373	(122,388,733)	74,393,983	(124,015,577)

NET INCOME (LOSS)	$24,431,762	$(125,120,381)	$73,056,606	$(127,325,711)

COMMON STOCK WARRANTS DEEMED DIVIDENDS	-	(15,928,314)	-	(15,928,314)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$24,431,762	$(141,048,695)	$73,056,606	$(143,254,025)

BASIC EARNINGS (LOSS) PER SHARE	$0.01	$(0.05)	$0.02	$(0.06)

DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$(0.05)	$0.01	$(0.06)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	4,029,789,187	2,317,322,842	4,015,076,087	2,228,251,336

DILUTED	5,304,670,650	2,317,322,842	5,289,957,550	2,228,251,336

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 30, 2021 AND 2020

	SIX MONTHS ENDED DECEMBER 31, 2020
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	-	$-	2,053,410,161	$2,053,410	$11,664,657	$(75,550,515)	$(61,832,448)

Issuance of common stock for cash	-	-	224,310,252	224,310	7,075,623	-	7,299,933

Purchase of common stock warrants for cash	-	-	120,000,000	120,000	8,880,000	-	9,000,000

Issuance of common stock for conversion of debt and accrued interest	-	-	275,532,749	275,533	482,783	-	758,316

Issuance of common stock for services	-	-	3,806,290	3,806	114,217	-	118,023

Common stock warrants issued with securities purchase agreement at fair value	-	-	-	-	3,900,067	-	3,900,067

Issuance of common stock warrants deemed dividends	-	-	-	-	15,928,314	(15,928,314)	-

Common stock and warrants compensation expense	-	-	-	-	224,070	-	224,070

Net Loss	-	-	-	-	-	(127,325,711)	(127,325,711)

Balance at December 31, 2020 (unaudited)	-	$-	2,677,059,452	$2,677,059	$48,269,731	$(218,804,540)	$(167,857,750)

	SIX MONTHS ENDED DECEMBER 31, 2021
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2021	-	$-	3,849,308,495	$3,849,308	$88,560,321	$(172,976,952)	$(80,567,323)

Issuance of common stock for conversion of debt and accrued interest	-	-	180,480,692	180,481	(9,024)	-	171,457

Issuance of Series C preferred stock in exchange for fair value of convertible note	2,700	3	-	-	14,340,766	-	14,340,769

Stock options redeemed by Company	-	-	-	-	(1,450,000)	-	(1,450,000)

Net Income	-	-	-	-	-	73,056,606	73,056,606

Balance at December 31, 2021 (unaudited)	2,700	$3	4,029,789,187	$4,029,789	$101,442,063	$(99,920,346)	$5,551,509

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 30, 2021 AND 2020

(Unaudited)

	Six Months Ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$73,056,606	$(127,325,711)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	22,326	6,717
Stock based compensation expense	-	224,070
Stock issued for services	-	118,023
Loss on settlement of debt and derivative	841,596	-
Net (Gain) Loss on change in derivative liability	(75,487,522)	123,518,838
Amortization of debt discount recorded as interest expense	226,849	408,098
Commissions fees paid through offerings	-	107,700
Change in assets and liabilities:
Prepaid expense	(3,580)	2,838
Accounts payable	(19,883)	(22,708)
Accrued expenses	2,838	4,266
Accrued interest on convertible notes	59,301	90,088

NET CASH USED IN OPERATING ACTIVITIES	(1,301,469)	(2,867,781)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(8,653,392)	-
Purchase of property and equipment	-	(53,961)

NET CASH USED IN INVESTING ACTIVITIES:	(8,653,392)	(53,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock warrants	-	9,000,000
Redemption of related parties stock options	(1,450,000)	-
Net proceeds from common stock purchase agreements	-	11,092,300

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,450,000)	20,092,300

NET INCREASE (DECREASE) IN CASH	(11,404,861)	17,170,558

CASH, BEGINNING OF PERIOD	56,006,555	195,010

CASH, END OF PERIOD	$44,601,694	$17,365,568

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$803
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes , and accrued interest	$171,457	$758,316
Fair value of common stock issued for services	$-	$118,023
Issuance of common stock purchase warrants deemed dividends	$-	$15,928,314
Fair value of preferred stock in exchanged for convertible note	$14,340,769	$-
Fair value of derivative liability removed	$13,231,008	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2021 AND 2020

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ended June 30, 2022. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2021.

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

Marketable Securities

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

The Company recognized depreciation expense of $18,809 and $3,200 for the six months ended December 31, 2021 and 2020, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary solar-to-hydrogen based technology. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

The Company recognized amortization expense of $3,517 and $3,517 for the six months ended December 31, 2021 and 2020, respectively.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2021 AND 2020

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

December 31, 2021

For the six months ended December 31, 2021, the Company calculated the dilutive impact of the outstanding stock options of 157,965,711, common stock purchase warrants of 94,895,239, and convertible debt of $963,000 and interest of $210,384, which is convertible into shares of common stock. The stock options were not included in the earnings per share, because their impact was antidilutive, and the warrants and convertible debt were included in earnings per share, because their impact was dilutive.

December 31, 2020

For the six months ended December 31, 2020, the Company calculated the dilutive impact of the outstanding stock options of 196,000,000, common stock purchase warrants of 148,800,000, and convertible debt of $1,361,200 and interest of $433,436, which is convertible into shares of common stock. The stock options, warrants, and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

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

SUNHYDROGEN, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2021 AND 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of December 31, 2021, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows on December 31, 2021 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities measured at fair value	$8,480,269	$-	$8,480,269	$-

Liabilities:
Derivative liabilities measured at fair value	$46,528,773	$-	$-	$46,528,773

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2021	135,247,303
Fair value of derivative liability removed	(13,231,008)
Gain on change in derivative liability	(75,487,522)
Balance as of December 31, 2021	$46,528,773

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $437,215 and $578,247 for the six months ended December 31, 2021 and 2020, respectively.

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

SUNHYDROGEN, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2021 AND 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements as of December 31, 2021.

3.	CAPITAL STOCK

Preferred Stock

On December 15, 2021, the Company filed a certificate of designation of preferences, right and limitations of Series C Preferred Stock with the Secretary of State of Nevada, designating 17,000 shares of preferred stock, par value $0.001 of the Company, as Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $100 and is convertible into shares of common stock of the Company at a conversion price equal to $0.00095.

The Company entered into a securities purchase agreement on December 15, 2021, with an accredited investor for an exchange of convertible debt to equity. The investor exchanged a convertible note in the amount of $187,800, plus accrued interest of $80,365 for an aggregate total of $268,165 for 2,700 shares of the Company’s Series C Preferred Stock. The extinguishment of the convertible debt was recognized in the Company’s financials as a loss on settlement of derivative liability. A valuation was prepared using the Monte Carlo Method, based on a stock price of $0.0469, with a volatility of 131.5% and risk-free rate of 0.84% based on an estimated term of five (5) years. The note was tendered to the Company for cancellation and foregoes all future accrued interest.

Per Valuation
Preferred shares issued	$2,700
Stated value of debt and interest	$268,165
Calculated fair value of preferred shares	$14,340,769
Fair value of derivative liability removed	$13,231,008
Loss on settlement	$841,596

The Company recognized a loss on settlement of $841,596 for the extinguishment of convertible debt, plus derivative liability for the period ended December 31, 2021.

Common Stock

Six months ended December 31, 2021

During the six months ended December 31, 2021, the Company issued 180,480,692 shares of common stock upon conversion of convertible notes in the amount of $120,400 of principal, plus accrued interest of $51,057 based upon a conversion price of $0.00095 per share. The notes were converted per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

Six months ended December 31, 2020

During the six months ended December 31, 2020, the Company issued 219,210,319 shares of common stock for cash at prices ranging from $0.022 - $0.025 for aggregate net proceeds of $2,2092,300 plus offering cost of $107,700 for a total of $2,200,000; and issued an additional 120,000,000 shares of common stock under a securities purchase agreement, whereby the funds were split between the fair value of the securities purchase agreement in the amount of $5,099,933 and the warrants issued with the securities purchase agreement in the amount of $3,900,067 for a total price of $9,000,000.

During the six months ended December 31, 2020, the Company issued 120,000,000 shares of common stock upon exercise of warrants at an exercise price of $0.075 for gross proceeds of $9,000,000.

SUNHYDROGEN, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2021 AND 2020

3.	CAPITAL STOCK (Continued)

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

4.	OPTIONS AND WARRANTS

OPTIONS

As of September 30, 2020, 10,000,000 non-qualified common stock options were outstanding. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. Of the 10,000,000 non-qualified common stock options, one-third vest immediately, and one-third vest the second and third year, such that the options are fully vested with a maturity date of October 2, 2022 and are exercisable at an exercise price of $0.01 per share.

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

A summary of the Company’s stock option activity and related information follows:

	12/31/21		12/31/2020
		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	Of	exercise
	Options	price	Options	price
Outstanding, beginning of period	182,853,174	$0.01	196,250,000	$0.01
Granted	-	$0.01	-	$-
Exercised	-	-	-	-
Buyback of options	(24,887,463)	$0.0099	(250,000)	0.01
Outstanding, end of period	157,965,711	$0.0089	196,000,000	$0.01
Exercisable at the end of period	157,965,711	$0.0089	189,332,999	$0.01

During the six months ended December 31, 2021, the Company bought back a total of 24,887,463 of the Company’s stock options for a total of $1,450,000. The options were bought back for the market price at the date of the buy-back less the exercise price of the grant. All options that were bought back were fully vested and previously expensed accordingly.

SUNHYDROGEN, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2021 AND 2020

4.	OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of December 31, 2021 and 2020 was as follows:

12/31/2021				12/31/2020
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0100	3,071,212	3,071,212	0.76	$0.0100	10,000,000	10,000,000	1.75
$0.0097	6,000,000	6,000,000	4.09	0.0097	6,000,000	6,000,000	5.07
$0.0099	138,894,499	138,894,499	4.07	$0.0099	170,000,000	165,277,541	5.09
$0.0060	10,000,000	10,000,000	4.56	$0.0060	10,000,000	8,055,458	5.56
	157,965,711	157,965,711			196,250,000	189,332,999

The stock-based compensation expense recognized in the statement of operations during the six months ended December 31, 2021 and 2020, related to the granting of these options was $0 and $224,070, respectively.

WARRANTS

As of December 31, 2021, the Company had an aggregate of 94,895,239 common stock purchase warrants outstanding, with exercise prices ranging from $0.0938 - $0.13125 per share. The warrants were estimated at fair value on the date of issuance as calculated using the Black-Scholes valuation model. The warrants can be exercised over periods of three (3) to five (5) years.

A summary of the Company’s warrant activity and related information follows for the six months ended December 31, 2021.

	12/31/21
		Weighted
	Number	average
	Of	exercise
	Warrants	price
Outstanding, beginning of period	94,895,239	$0.11
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	94,895,239	$0.11
Exercisable at the end of period	94,895,239	$0.11

12/31/2021
Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0938	16,800,000	16,800,000	1.42 - 2.0
$0.13125	6,666,667	6,666,667	4.16
$0.12	71,428,572	71,428,572	4.16
	94,895,239	94,895,239

At December 31, 2021, the aggregate intrinsic value of the warrants outstanding was $0.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2021, the outstanding convertible promissory notes net of debt discount are summarized as follows:

Convertible Promissory Notes, net of debt discount	$747,247
Less current portion	339,247
Total long-term liabilities	$408,000

Maturities of long-term debt for the next five years are as follows:

Period Ended December 31,	Amount
2022	$555,000
2023	398,000
2024	-
2025	10,000
$963,000

At December 31, 2021, the $963,000 in convertible promissory notes had a remaining debt discount of $215,753, leaving a net balance of $747,247.

The Company issued a 10% convertible promissory note on February 3, 2017 (the “Feb 2017 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of $500,000. The Feb 2017 Note had a maturity date of February 3, 2018, which the investor extended the Feb 2017 Note for an additional sixty (60) months from the effective date of the note, to February 3, 2022. The Feb 2017 Note was convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company failed to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, could rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event was the lender be entitled to convert any portion of the Feb 2017 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares were not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day would be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the period ended on December 31, 2021, the Company issued 180,480,692 shares of common stock upon conversion of principal in the amount of $120,400, plus accrued interest of $51,057. Also, during the six months ended December 31, 2021, the Company exchanged the balance of the convertible note in the amount of $187,800, plus accrued interest of $80,365 for an aggregate total of $268,165, for 2,700 Series C preferred shares with a stated value of $100 per share and a 10% annual dividend. The preferred shares are convertible into common stock at a fixed conversion price of $0.00095. The balance of the Feb 2017 Note as of December 31, 2021 was $0.

The Company issued a 10% convertible promissory note on November 9, 2017 (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of 500,000. The Nov 2017 Note had a maturity date of November 9, 2018, with an automatic extension of sixty (60) months from the effective date of the note. The Nov 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Nov 2017 Note as of December 31, 2021 was $313,000.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2021 AND 2020

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued a 10% convertible promissory note on June 27, 2018 (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of $500,000. The Jun 2018 Note matured on June 27, 2019, which was automatically extended for sixty (60) months from the effective date of the note. The Jun 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $206,685 during the six months ended December 31, 2021.The balance of the Jun 2018 Note as of December 31, 2021 was $500,000.

The Company issued a 10% convertible promissory note on August 10, 2018 (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note had a maturity date of August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note matures on August 10, 2023. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The balance of the Aug 2018 Note as of December 31, 2021 was $100,000.

On April 15, 2020, the Company issued a convertible promissory note (the “Apr 2020 Note”) to an investor in the aggregate principal amount of $50,000. The Company received tranches for an aggregate principal total of $50,000. The Apr 2020 Note matures twelve (12) months from the effective dates of each respective tranche, such that the Apr 2020 Note matures on April 15, 2021, with an automatic extension of sixty (60) months from the effective date of each tranche. The Apr Note is convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of four (4) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Apr 2020 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the fourth business day (inclusive of the day of the conversion) until the shares are delivered. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Apr 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $20,164 during the six months ended December 31, 2021. The balance of the Apr 2020 Note as of December 31, 2021 was $50,000.

All note conversions were performed per the terms of their respective agreements. At December 31, 2021, the Company recognized a loss of $841,596 on conversion of a convertible note in exchange for Series C preferred stock.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2021 AND 2020

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

During the six months ended December 31, 2021, the Company recorded a net gain in change in derivative of $75,487,522 in the statement of operations due to the change in fair value of the remaining notes, for the six months ended December 31, 2021.

At December 31, 2021, the fair value of the derivative liability was $46,528,773.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	0.29% - 1.26%
Stock volatility factor	98.0% - 200.0%
Weighted average expected option life	1 year - 5 years
Expected dividend yield	None

7.	MARKETABLE SECURITIES

During the period ended December 31, 2021, the Company invested in corporate bonds, which have been recognized in the financial statements at fair value.

The Company considers corporate bonds (“bonds”) as investments due to their ratings. The bonds are rated based on their default probability, health of the corporation’s debt structure, as well as the overall health of the economy. The bonds fall into the category as investments if they have a rating between AAA and BBB.

As of December 31, 2021, the components of the Company’s short and long-term investments are summarized as follows:

Short term investments:
Bonds (held-to-maturity)	1,806,513

Long term investments:
Bonds (held-to-maturity)	6,846,879
Total short and long-term investments	$8,653,392

The Company has invested in bonds maturing from June 24, 2022 through April 15, 2025 that are held to maturity. The current trading prices or fair market value of the bonds vary, and we believe any decline in fair value is temporary. All bonds are current and not in default.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2021 AND 2020

7.	MARKETABLE SECURITIES (Continued)

The following table summarizes the amortized cost of the held-to-maturity bonds at December 31, 2021, aggregated by credit quality indicator.

Credit Quality Indicators for the Corporate Bonds
AA/A	$2,629,275
BBB	$6,024,117
Total	$8,653,392

The amortized cost of our corporate bonds and the related gross unrealized gains and losses, were as follows at December 31, 2021:

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
Bonds	2	8,653,392	-	(173,123)	$8,480,269

During the period ended December 31, 2021, the Company recognized interest income of $46,980 in the financial statements.

8.	COMMITMENTS AND CONTINGENCIES

On September 15, 2020, the Company entered into a marketing agreement. The fees are to be paid in cash and registered unrestricted stock. As of December 31, 2021, the Company has paid a $34,250 deposit, with the balance of the payments and the stock issuances due upon completion of a deliverable.

Effective September 1, 2021, the Company entered into a new research agreement with the University of Iowa. As consideration under the research agreement, the University of Iowa will receive a maximum of $350,000 from the Company. The contract period is from September 1, 2021 through August 31, 2022. The research agreement may be terminated by either party upon sixty (60) day prior written notice or a material breach or default, which is not cured within 90 days of receipt of a written notice of such breach. This agreement was signed by the Company on September 13, 2021. As of December 31, 2021, the Company has accrued the amount due of $116,666.

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

As of June 30, 2021, the Company reported an accrual associated with the CEO’s prior years’ salary in the amount of $211,750, plus current accrual of $14,750 for a total of $226,500, which is recorded in related party accrued expenses. The Company began accruing the salary in 2011 and used the funds for operating expenses. The CEO will be paid during the fiscal year.

During the six months ended December 31, 2021, the Company redeemed 24,887,463 shares of the Company’s stock options to related parties for a total of $1,450,000.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2021 AND 2020

10.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and there were the following events to report.

On January 7, 2022, the Company issued 200,976,352 shares of common stock upon conversion of principal in the amount of $135,500, plus accrued interest of $55,428 associated with the November 9, 2017 convertible note.

On January 27, 2022, the Company filed a certificate of designation of Series A Preferred Stock with the Secretary of State of Nevada, and issued 1,000 shares of Series A Preferred Stock to the Company’s chief executive officer, for services rendered.

Pursuant to the certificate of designation, the Company designated 1,000 shares of preferred stock as Series A Preferred Stock. The Series A Preferred Stock is not convertible into common stock, and does not have any dividend rights or any liquidation preference. The Series A Preferred Stock entitles the holder to 51% of the voting power of the Company’s stockholders. The Series A Preferred Stock will automatically be redeemed by the Company at the par value of $0.001 per share, on the first to occur of the following events: (i) a date sixty days after the effective date of the certificate of designation, (ii) the date that Timothy Young ceases to serve as officer, director or consultant of the Company, or (iii) on the date that the Company’s shares of common stock first trade on any national securities exchange and such listing is conditioned upon the elimination of the preferential voting rights.

On January 27, 2022, the holder of the majority of the voting power of the shareholders of the Company, and the Company’s chief executive officer, approved by written consent (i) an amendment to the Company’s articles of incorporation to increase the Company’s authorized shares of common stock from 5,000,000,000 to 10,000,000,000, (ii) an amendment to the Company’s articles of incorporation to effect a reverse stock split of the Company’s common stock by a ratio of not less than 1-for-100 and not more than 1-for-500 at any time prior to the one year anniversary of filing the definitive information statement with respect to the reverse split, with the board of directors having the discretion as to whether or not the reverse split is to be effected, and with the exact ratio of any reverse split to be set at a whole number within the above range as determined by the board in its discretion, and (iii) the adoption of the Company’s 2022 Equity Incentive Plan. Such shareholder approval for such actions will be effective 20 days after the definitive information statement relating to such actions is mailed to shareholders.

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

Hydrogen is the most abundant chemical element in the universe. When hydrogen fuel is used to power transportation and industry, the only byproduct left behind is pure water, unlike hydrocarbon fuels such as oil, coal and natural gas that release carbon dioxide and other contaminants into the atmosphere when used. However, naturally occurring elemental hydrogen is rare. As a result, nearly all the world’s hydrogen is procured through steam methane reforming (SMR), a capital-intensive process that emits carbon dioxide and other harmful pollutants. Hydrogen is green, but currently the most common process for producing it is brown.

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

We believe our solution is unique because it directly uses the electrical charges created by sunlight to generate hydrogen, eliminating the need for the power electronics that traditional electrolyzers rely on altogether. SunHydrogen’s expected scalable system configuration of many individual hydrogen-generating panels provides a high degree of redundancy, security and stability. And while electrolyzers require high-purity water for operation, SunHydrogen’s technology can utilize water of varying purities.

Additionally, because our process only requires sunlight and water, our technology can be installed near the point of hydrogen use. This eliminates the need for pipelines and trucks that result in high carbon emissions and high capital investment. With a target cost of $2.50/kg., we aspire for our technology to be cost-competitive with brown hydrogen and below the cost of clean hydrogen competitors. We believe our solution has the potential to clear a path for green hydrogen to compete with natural gas hydrogen and gain mass market acceptance as a true replacement for fossil fuels.

Our technology is primarily developed in Coralville, Iowa, where we have a sponsored research agreement with the University of Iowa as well as a dedicated laboratory space at the BioVentures Center at the University of Iowa Research Park. Our Iowa team has worked diligently over the past several years to lead and optimize the scale-up of our nanoparticle technology.

Outside of our internal team, we’ve made strides toward commercialization by forming relationships with industrial partners who possess specialized expertise in individual components of our technology.

In our partnership with SCHMID Group of Freudenstadt, Germany, they lead the engineering of our panel housing, a crucial system element that ensures safe and efficient hydrogen collection. We also have ongoing partnerships with InRedox of Longmont, Colorado and MSC Co. LTD of Korea which are focused on substrate manufacturing and electroplating chemistries, respectively. We also have a sponsored research agreement with the University of Michigan focused on catalyst optimization and membrane integration.

Most recently, we have entered into a new partnership with Geomatec, a high-performance thin film manufacturer based in Japan who will work alongside InRedox to facilitate our transition to large-scale substrate manufacturing.

We will continue working diligently with our existing partners, and engaging new partners, to drive our technology to commercialization. As we prepare for mass production, we will also continue seeking out potential manufacturing partners for production facility, equipment design and engineering.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2021, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended December 31, 2021, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements are disclosed in notes to the financial statements.

Results of Operations for the Three Months Ended December 31, 2021 compared to Three Months Ended December 31, 2020

Operating Expenses

Operating expenses for the three months ended December 31, 2021 were $737,611 compared to $2,731,648 for the three months ended December 31, 2020. The net decrease of $1,994,037 in operating expenses consisted primarily of a decrease in professional fees.

Other Income/(Expenses)

Other income and (expenses) for the three months ended December 31, 2021 were $25,169,373 compared to $(122,388,733) for the three months ended December 31, 2020. The decrease in other expenses of $147,558,106 was the result of a decrease in non-cash loss in net change in derivative of $147,432,554, a decrease in interest expense of $108,816, which includes the net change in amortization of debt discount of $85,599, with an increase in other income of $37,429, and an increase in loss on redemption of marketable securities of $20,693.

Net Income/(Loss)

For the three months ended December 31, 2021, our net income was $24,431,762, as compared to a net loss of $(125,120,381) for the three months ended December 31, 2020. The majority of the decrease in net loss of $149,552,143, was related primarily to the decrease in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations for the Six months ended December 31, 2021 compared to Six Months Ended December 31, 2020

Operating Expenses

Operating expenses for the six months ended December 31, 2021 were $1,337,377 compared to $3,310,134 for the six months ended December 31, 2020. The net decrease of $1,972,757 in operating expenses consisted primarily of a decrease in professional fees.

Other Income/(Expenses)

Other income and (expenses) for the six months ended December 31, 2021 were $74,393,983, compared to $(124,015,577) for the six months ended December 31, 2020. The decrease in other expenses of $198,409,560 was the result of a decrease in non-cash loss in net change in derivative of $198,164,764, a decrease in interest expense of $211,037, which includes the net change in amortization of debt discount of $181,249, and an increase in other income of $54,452, and an increase in loss on redemption of marketable securities of $20,693.

Net Income/(Loss)

For the six months ended December 31, 2021, our net income was $73,056,606, compared to a net loss of $(127,325,711) for the six months ended December 31, 2020. The majority of the decrease in net loss of $200,382,317, was related primarily to the decrease in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2021, we had a working capital deficit of $1,099,823, compared to a working capital deficit of $80,099,103 as of June 30, 2021. This decrease in working capital deficit of $78,999,280 was primarily due to the decrease in derivative liability and an increase in cash and cash equivalents.

Cash used in operating activities was $1,301,469, for the six months ended December 31, 2021, compared to $2,867,781 for the six months ended December 31, 2020. The decrease in cash used in operating activities was due to a decrease in professional fees. The Company has had no revenues.

Cash used in investing activities during the six months ended December 31, 2021 and 2020 was $8,653,932 and $53,961, respectively. The increase in investing activities was due to an increase in investment of markable securities.

Cash used in financing activities during the six months ended December 31, 2021 was $(1,450,000), compared to $20,092,300 provided by financing activities net of commission fees for the six months ended December 31, 2020. The decrease in cash provided in financing activities was due to a decrease in proceeds from the sale of common stock and warrants. Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements and registered offerings of our securities, as we have not generated any revenues to date.

We have historically obtained funding from investors, through private placements and registered offerings of equity and debt securities. Management believes that the Company will be able to continue to raise funds through the sale of its securities to its existing shareholders and prospective new investors, which will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the Company to continue to develop its core business. There can be no assurance that we will be able to continue raising the required capital for our operations on terms and conditions that are acceptable to us, or at all. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease our operation.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*
32.1**	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350**
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 11, 2022	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)