Form 10-Q
period 2022-03-31
SUNHYDROGEN, INC.
filed 2022-05-16
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of registrant’s common stock outstanding, as of May 16, 2022 was 4,271,749,146.

SUNHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	March 31, 2022	June 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$42,656,607	$56,006,555
Marketable securities	7,452,049	-
Other receivable	14,868	-

TOTAL CURRENT ASSETS	50,123,524	56,006,555

LONG TERM INVESTMENTS
Marketable securities	3,196,340	-

PROPERTY & EQUIPMENT
Computers and peripherals	11,529	11,529
Vehicle	155,000	155,000
	166,529	166,529
Less: accumulated depreciation	(38,407)	(11,072)

NET PROPERTY AND EQUIPMENT	128,122	155,457

OTHER ASSETS
Domain, net of amortization of $4,843 and $4,577, respectively	472	738
Trademark, net of amortization of $571 and $485, respectively	571	657
Patents, net of amortization of $28,138 and $23,214, respectively	73,004	77,928

TOTAL OTHER ASSETS	74,047	79,323

TOTAL ASSETS	$53,522,033	$56,241,335

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$351,429	$223,520
Accrued expenses	4,900	11,912
Accrued expenses, related party	211,750	214,820
Accrued interest on convertible notes	175,608	282,505
Derivative liability	38,444,200	135,247,303
Convertible promissory notes, net of debt discount of $104,795 and $409,074, respectively	387,705	125,598

TOTAL CURRENT LIABILITIES	39,575,592	136,105,658

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $0, respectively	335,000	703,000

TOTAL LONG TERM LIABILITIES	335,000	703,000

TOTAL LIABILITIES	39,910,592	136,808,658

COMMIMENTS AND CONTINGENCIES (SEE NOTE 9)	-	-

Series C 10% Preferred Stock, 2,700 and 0 shares issued and outstanding, redeemable value of $270,000 and $0, respectively	270,000	-

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 10,000,000,000 and 5,000,000,000 authorized common shares, respectively, 4,271,749,146 and 3,849,308,495 shares issued and outstanding, respectively	4,271,749	3,849,308
Additional Paid in Capital	103,311,733	88,560,321
Accumulated deficit	(94,242,041)	(172,976,952)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	13,341,441	(80,567,323)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,522,033	$56,241,335

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling and Marketing	87,648	-	285,014	-
General and administrative expenses	1,268,755	691,747	1,949,225	3,409,416
Research and development cost	765,020	1,126,422	1,202,235	1,712,169
Depreciation and amortization	10,284	6,312	32,610	13,030

TOTAL OPERATING EXPENSES	2,131,707	1,824,481	3,469,084	5,134,615

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(2,131,707)	(1,824,481)	(3,469,084)	(5,134,615)

OTHER INCOME/(EXPENSES)
Other income	128,224	2,585	183,124	3,034
Dividend expense	(1,176)	-	(1,176)
Loss on settlement of debt	1,835	-	1,835	-
Loss on redemption of marketable securities	-	-	(20,693)	-
Loss on settlement of derivative liability	(268,165)	-	(1,109,761)	-
Gain (Loss) on change in derivative liability	8,084,573	(18,603,307)	83,572,095	(142,122,146)
Interest expense	(131,610)	(31,341)	(417,759)	(528,528)

TOTAL OTHER INCOME (EXPENSES)	7,810,011	(18,632,063)	82,203,995	(142,647,640)

NET INCOME (LOSS)	$5,678,304	$(20,456,544)	$78,734,911	$(147,782,255)

COMMON STOCK WARRANTS DEEMED DIVIDENDS	-	-	-	(15,928,314)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$5,678,305	$(20,456,544)	$78,734,911	$(163,710,569)

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$(0.01)	$0.02	$(0.07)

DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$(0.01)	$0.02	$(0.07)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	4,232,350,556	2,987,975,171	4,085,126,236	2,477,795,662

DILUTED	5,326,844,869	2,987,975,171	5,179,620,549	2,477,795,662

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

	NINE MONTHS ENDED MARCH 31, 2021
					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	-	$-	2,053,410,164	$2,053,410	$11,664,657	$(75,550,515)	$(61,832,448)

Issuance of common stock for cash	-	-	664,273,408	664,273	50,759,077	-	51,423,350

Issuance of common stock for conversion of debt and accrued interest	-	-	599,449,820	599,450	466,587	-	1,066,037

Issuance of common stock for services	-	-	3,806,290	3,806	114,217	-	118,023

Issuance of common stock warrants deemed dividends	-	-	-	-	15,928,314	(15,928,314)	-

Common stock and warrants compensation expense	-	-	-	-	259,955	-	259,955

Buyback of options by Company	-	-	-	-	(1,250,000)	-	(1,250,000)

Net Loss	-	-	-	-	-	(147,782,255)	(147,782,255)

Balance at March 31, 2021 (unaudited)	-	$-	3,320,939,682	$3,320,939	$77,942,807	$(239,261,084)	$(157,997,338)

	NINE MONTHS ENDED MARCH 31, 2022

						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2021	-	$-	$-	3,849,308,495	$3,849,308	$88,560,321	$(172,976,952)	$(80,567,323)

Issuance of common stock for cash	-	-	-	40,983,607	40,984	919,016	-	960,000

Issuance of common stock for conversion of debt and accrued interest	-	-	-	381,457,044	381,457	(19,073)	-	362,384

Fair value of convertible notes and accrued interest in exchange for Series C Preferred Stock	-	-	-	-	-	14,340,769	-	14,340,769

Fair value of preferred stock in exchange for convertible note	-	-	270,000	-	-	-	-	-

Redemption of related parties stock options	-	-	-	-	-	(1,450,000)	-	(1,450,000)

Stock compensation	-	-	-	-	-	960,700	-	960,700

Net Income	-	-	-	-	-	-	78,734,911	78,734,911

Balance at March 31, 2022 (unaudited)	-	$-	$270,000	4,271,749,146	$4,271,749	$103,311,733	$(94,242,041)	$13,341,441

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	Nine Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$78,734,911	$(147,782,255)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities Depreciation & amortization expense	32,610	13,030
Stock based compensation expense	960,700	259,955
Loss on settlement of convertible note	1,835	-
Convertible note exchanged for preferred stock	268,165	-
Stock issued for services	-	118,023
Loss on settlement of debt and derivative	1,109,761	-
Net (Gain) Loss on change in derivative liability	(83,572,095)	142,122,146
Amortization of debt discount recorded as interest expense	337,808	408,935
Change in assets and liabilities:
Other asset	(14,868)	(888)
Accounts payable	127,909	48,665
Accrued expenses	(91,398)	(22,800)
Accrued interest on convertible notes	(106,897)	92,946

NET CASH USED IN OPERATING ACTIVITIES	(2,211,559)	(4,742,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(10,648,389)	-
Purchase of property and equipment	-	(213,866)

NET CASH USED IN INVESTING ACTIVITIES:	(10,648,389)	(213,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payoff of convertible notes	-	(64,450)
Redemption of related parties’ stock options	(1,450,000)	(1,250,000)
Net proceeds from common stock purchase agreements	960,000	51,423,350

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(490,000)	50,108,900

NET INCREASE (DECREASE) IN CASH	(13,349,948)	45,152,791

CASH, BEGINNING OF PERIOD	56,006,555	195,010

CASH, END OF PERIOD	$42,656,607	$45,347,801

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$8,894	$26,843
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes , and accrued interest	$362,384	$1,066,037
Fair value of common stock issued for services	$-	$118,023
Issuance of common stock purchase warrants deemed dividends	$-	$15,928,314
Fair value of preferred stock in exchange for convertible note	$14,340,769	$-
Fair value of derivative liability removed	$13,231,008	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2022 AND 2021

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended June 30, 2022. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2021.

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

The Company recognized depreciation expense of $27,335 and $7,755 for the nine months ended March 31, 2022 and 2021, respectively.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2022 AND 2021

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary solar-to-hydrogen based technology. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

The Company recognized amortization expense of $5,275 and $5,275 for the nine months ended March 31, 2022 and 2021, respectively.

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

Nine Months Ended March 31, 2022

The Company calculated the dilutive impact of the 157,965,711 outstanding stock options of, 94,895,239 common stock purchase warrants of, and the convertible debt and accrued interest of $1,003,108, which is convertible into shares of common stock. The common stock purchase warrants and convertible debt were included, because their impact on income per share is dilutive.

Nine Months Ended March 31, 2021

The Company calculated the dilutive impact of the 182,853,174 outstanding stock options of, 94,895,239 common stock purchase warrants of, and the convertible debt of $1,078,300, which is convertible into shares of common stock. The stock options, warrants and convertible debt were not included, because their impact on income per share is antidilutive.

	Nine Months Ended
	March 31,
	2022	2021

Income (Loss) to common shareholders (Numerator)	$78,734,911	$(163,710,569)

Basic weighted average number of common shares outstanding (Denominator)	4,085,126,236	2,477,795,662

Diluted weighted average number of common shares outstanding (Denominator)	5,179,620,549	2,477,795,662

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

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2022 AND 2021

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of March 31, 2022, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows on March 31, 2022 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities measured at fair value	$10,648,389	$-	$10,648,389	$-

Liabilities:
Derivative liabilities measured at fair value	$38,444,200	$-	$-	$38,444,200

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2021	135,247,303
Fair value of derivative liability removed	(13,231,008)
Gain on change in derivative liability	(83,572,095)
Balance as of March 31, 2022	$38,444,200

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2022 AND 2021

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $1,202,235 and $1,712,169 for the nine months ended March 31, 2022 and 2021, respectively.

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

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements as of March 31, 2022.

3.	CAPITAL STOCK

Series A Preferred Stock

On January 27, 2022, the Company filed a certificate of designation of Series A Preferred Stock with the Secretary of State of Nevada, designating 1,000 shares of preferred stock as Series A Preferred Stock, and issued 1,000 shares of Series A Preferred Stock to Timothy Young, the Company’s chief executive officer., . The Series A Preferred Stock does not have any dividend rights or liquidation preferences. The Series A preferred shares entitles the holder to 51% of the voting power of the Company’s stockholders. The Series A Preferred Stock were to automatically be redeemed by the Company at their par value of $0.001 per share, on the first to occur of the following events: (i) a date sixty days after the effective date of the certificate of designation, (ii) the date that Tim Young ceases to serve as officer, director or consultant of the Company, or (iii) on the date that the Company’s shares of common stock first trade on any national securities exchange and such listing is conditioned upon the elimination of the preferential voting rights of the Series A Preferred Stock. The estimated control premium for the voting control of the Series A Preferred Stock was 14.1%. The following assumptions were used: (i) control value of $22,101,999, (ii) control time period of 60 days, (iii) risk equivalent to the WACC of 26.4%. The common stock price was $0.0348, with a market capitalization based on the fully diluted common and preferred shares outstanding. The net fair value of the Series Preferred Stock was $960,700, which was recognized in the financial statements. The preferred shares expired March 27, 2022, and there were no outstanding shares as of March 31, 2022.

Series C Preferred Stock

On December 15, 2021, the Company filed a certificate of designation of Series C Preferred Stock with the Secretary of State of Nevada, designating 17,000 shares of preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $100 and is convertible into shares of common stock of the Company at a conversion price equal to $0.00095. The Series C Preferred Stock holders are entitled to receive out of any funds and assets of the Company legally available prior and in preference to any declaration or payment of any dividend on the common stock of the Company, cumulative dividends, at an annual rate of 10% of the stated value, payable in cash or shares of common stock. In the event the Company declares or pays a dividend on its shares of common stock (other than dividend payable in shares of common stock), the holders of Series C Preferred Stock will also be entitled to receive payment of such dividend on an as-if-converted basis with respect to the Series C Preferred Stock. The Series C Preferred Stock confers no voting rights on holders, except with respect to matters that materially and adversely affect the voting powers, rights or preferences of the Series C Preferred Stock or as otherwise required by applicable law.

The Company entered into a securities purchase agreement on December 15, 2021, with an accredited investor for an exchange of convertible debt to equity. Under the purchase agreement, the Company and investor acknowledged there was $187,800 of principal remaining under the note issued to the investor by the Company on February 3, 2017, plus $80,365 of accrued interest, representing a total aggregate note balance of $268,165. Pursuant to the purchase agreement, the Company sold to investor 2,700 shares of the Company’s newly designated Series C Preferred Stock for a total purchase price of $268,165. As of March 31, 2022, the Company had a total of 2,700 shares of Series C Preferred Stock outstanding with a fair value of $268,165, and a stated face value of one hundred dollars ($100) (“share value’) per share, and is convertible into shares of fully paid and  non-assessable shares of common stock of the Company. Upon liquidation, dissolution and winding up of the Corporation either voluntary or involuntary, the holder of each outstanding share of Series C Preferred Stock shall be entitled to receive, out of the assets of the Corporation available for distribution to its shareholders upon such liquidation, before any payments shall be made or any assets distributed to the holders of the common stock, the stated value of the Series C Preferred Shares plus any declared but unpaid dividends. No other current or future equity holders of the Corporation shall have higher priority of liquidation preference than holders of Series C Preferred Stock. The Holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.00095.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2022 AND 2021

3.	CAPITAL STOCK (Continued)

Per Valuation
Preferred shares issued	$2,700	$34,853
Stated value of debt and interest	$268,165	$3,485,313
Calculated fair value of preferred shares	$14,340,769	$85,555,204
Fair value of derivative liability removed	$13,231,008	$178,464,388
Loss on settlement	$1,109,761	$96,394,494

The Company recognized a loss on settlement of $1,109,761 for the extinguishment of convertible debt, plus derivative liability for the nine months ended March 31, 2022.

Common Stock

Nine months ended March 31, 2022

During the nine months ended March 31, 2022, the Company issued 381,457,044 shares of common stock upon conversion of convertible notes in the amount of $255,900 of principal, plus accrued interest of $106,484 based upon a conversion price of $0.00095 per share. The notes were converted per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

During the nine months ended March 31, 2022, the Company issued 40,983,607 shares of common stock pursuant to a purchase agreement for cash at a price of $0.02745 per share for aggregate net proceeds of $960,000.

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

OPTIONS

On January 27, 2022, the holder of the majority of the voting power of the shareholders of the Company, and the Company’s chief executive officer, approved by written consent (i) an amendment to the Company’s articles of incorporation to increase the Company’s authorized shares of common stock from 5,000,000,000 to 10,000,000,000, (ii) an amendment to the Company’s articles of incorporation to effect a reverse stock split of the Company’s common stock by a ratio of not less than 1-for-100 and not more than 1-for-500 at any time prior to the one year anniversary of filing the definitive information statement with respect to the reverse split, with the board of directors having the discretion as to whether or not the reverse split is to be effected, and with the exact ratio of any reverse split to be set at a whole number within the above range as determined by the board in its discretion, and (iii) the adoption of the Company’s 2022 Equity Incentive Plan. Such shareholder approval for such actions became effective 20 days after the definitive information statement relating to such actions was mailed to shareholders.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2022 AND 2021

4.	OPTIONS AND WARRANTS (Continued)

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

On January 23, 2019, the Company issued 170,000,000 stock options. One-third of the options vested immediately, and the remainder vest 1/24 per month over the first twenty-four months following the option grant. The options expire 10 years from the initial grant date. The options fully vested by January 23, 2022.

On January 31, 2019, the Company issued 6,000,000 stock options, of which two-third (2/3) vested immediately, and the remaining amount shall vest one-twelfth (1/12) per month from after the date of the option grant. The options expire 10 years from the initial grant date. The options fully vested on January 31, 2020.

On July 22, 2019, the Company issued 10,000,000 stock options, of which one-third (1/3) vested immediately, and the remaining shall vest one-twenty fourth (1/24) per month from after the date of the option grant. The options expire 10 years from the initial grant date. The options fully vested on July 22, 2020.

A summary of the Company’s stock option activity and related information follows:

	3/31/2022		3/31/2021
		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	Of	exercise
	Options	price	Options	price
Outstanding, beginning of period	157,965,711	$0.01	196,000,000	$0.01
Granted	-	$0.01	-	-
Exercised	-	-	-	-
Buyback of options	-	$0.0099	(13,146,826)	$0.0099
Outstanding, end of period	157,965,711	$0.0089	182,853,174	$0.0089
Exercisable at the end of period	157,965,711	$0.0089	182,853,174	$0.0089

During the nine months ended March 31, 2022, the Company granted no options.

During the nine months ended March 31, 2021, the Company bought back a total of 13,146,826 of the Company’s stock options for a total of $1,250,000.

The weighted average remaining contractual life of options outstanding as of March 31, 2022 and 2021 was as follows:

3/31/2022				3/31/2021
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0100	3,071,212	3,071,212	0.51	$0.0100	7,369,421	7,368,421	1.51
$0.0097	6,000,000	6,000,000	3.84	0.0097	6,000,000	6,000,000	4.84
$0.0099	138,894,499	138,894,499	3.82	$0.0099	159,484,753	159,484,753	4.82
$0.0060	10,000,000	10,000,000	4.31	$0.0060	10,000,000	10,000,000	5.31
	157,965,711	157,965,711			182,853,174	182,853,174

The stock-based compensation expense recognized in the statement of operations during the nine months ended March 31, 2022 and 2021, related to the granting of these options was $0 and $259,955, respectively.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2022 AND 2021

4.	OPTIONS AND WARRANTS (Continued)

WARRANTS

As of March 31, 2022, the Company had an aggregate of 94,895,239 common stock purchase warrants outstanding, with exercise prices ranging from $0.0938 - $0.13125 per share. The warrants were estimated at fair value on the date of issuance as calculated using the Black-Scholes valuation model. The warrants can be exercised over periods of three (3) to five (5) years.

A summary of the Company’s warrant activity and related information follows for the nine months ended March 31, 2022.

	3/31/2022
		Weighted
	Number	average
	Of	exercise
	Warrants	price
Outstanding, beginning of period	94,895,239	$0.11
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	94,895,239	$0.11
Exercisable at the end of period	94,895,239	$0.11

3/31/2022			Weighted Average
Exercise Price	Warrants Outstanding	Warrants Exercisable	Remaining Contractual Life (years)
$0.0938	16,800,000	16,800,000	1.18 - 1.75
$0.13125	6,666,667	6,666,667	3.91
$0.12	71,428,572	71,428,572	3.92
	94,895,239	94,895,239

At March 31, 2022, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2022, the outstanding convertible promissory notes net of debt discount are summarized as follows:

Convertible Promissory Notes, net of debt discount	$722,705
Less current portion	387,705
Total long-term liabilities	$335,000

Maturities of long-term debt for the next three years are as follows:

Period Ended March 31,	Amount
2023	$492,500
2024	325,000
2025	-
2026	10,000
$827,500

At March 31, 2022, the $827,500 in convertible promissory notes had a remaining debt discount of $104,795, leaving a net balance of $722,705.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2022 AND 2021

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued a 10% convertible promissory note on February 3, 2017 (the “Feb 2017 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of $500,000. The Feb 2017 Note had a maturity date of February 3, 2018, which the investor extended for an additional sixty (60) months from the effective date of the note, to February 3, 2022. The Feb 2017 Note was convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company failed to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, could rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event was the lender be entitled to convert any portion of the Feb 2017 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares were not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day would be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the period ended on December 31, 2021, the Company issued 180,480,692 shares of common stock upon conversion of principal in the amount of $120,400, plus accrued interest of $51,057. Also, during the nine months ended March 31, 2022, the Company exchanged the balance of the convertible note in the amount of $187,800, plus accrued interest of $80,365 for an aggregate total of $268,165, for 2,700 Series C preferred shares with a stated value of $100 per share and a 10% annual dividend. The preferred shares are convertible into common stock at a fixed conversion price of $0.00095. The balance of the Feb 2017 Note as of March 31, 2022 was $0.

The Company issued a 10% convertible promissory note on November 9, 2017 (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of 500,000. The Nov 2017 Note had a maturity date of November 9, 2018, with an automatic extension of sixty (60) months from the effective date of the note. The Nov 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the period ended March 31, 2022, the Company issued 200,976,352 shares of common stock upon the conversion of principal of $135,500, plus the accrued interest of $55,427. The balance of the Nov 2017 Note as of March 31, 2022 was $177,500.

The Company issued a 10% convertible promissory note on June 27, 2018 (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of $500,000. The Jun 2018 Note matured on June 27, 2019, which was automatically extended for sixty (60) months from the effective date of the note. The Jun 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $307,781 during the nine months ended March 31, 2022.The balance of the Jun 2018 Note as of March 31, 2022 was $500,000.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2022 AND 2021

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued a 10% convertible promissory note on August 10, 2018 (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note had a maturity date of August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note matures on August 10, 2023. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The balance of the Aug 2018 Note as of March 31, 2022 was $100,000.

On April 15, 2020, the Company issued a convertible promissory note (the “Apr 2020 Note”) to an investor in the aggregate principal amount of $50,000. The Company received tranches for an aggregate principal total of $50,000. The Apr 2020 Note matures twelve (12) months from the effective dates of each respective tranche, such that the Apr 2020 Note matures on April 15, 2021, with an automatic extension of sixty (60) months from the effective date of each tranche. The Apr Note is convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of four (4) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Apr 2020 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the fourth business day (inclusive of the day of the conversion) until the shares are delivered. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Apr 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $30,027 during the nine months ended March 31, 2022. The balance of the Apr 2020 Note as of March 31, 2022 was $50,000.

All note conversions were performed per the terms of their respective agreements. At March 31, 2022, the Company recognized a loss of $1,109,761 on conversion of a convertible note in exchange for Series C preferred stock.

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

The convertible notes issued do not have fixed settlement provisions because their conversion prices are not fixed. The conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the nine months ended March 31, 2022, the Company recorded a net gain in change in derivative of $83,572,095 in the statement of operations due to the change in fair value of the remaining notes, for the nine months ended March 31, 2022.

At March 31, 2022, the fair value of the derivative liability was $38,444,200.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	0.35% - 2.28%
Stock volatility factor	83.0% - 166.0%
Weighted average expected option life	1 year - 5 years
Expected dividend yield	None

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2022 AND 2021

7.	MARKETABLE SECURITIES

During the period ended March 31, 2022, the Company invested in corporate bonds, which have been recognized in the financial statements at fair value.

The Company considers corporate bonds (“bonds”) as investments due to their ratings. The bonds are rated based on their default probability, health of the corporation’s debt structure, as well as the overall health of the economy. The bonds fall into the category as investments if they have a rating between AAA and BBB.

As of March 31, 2022, the components of the Company’s short and long-term investments are summarized as follows:

Short term investments:
Bonds (held-to-maturity)	$7,452,049

Long term investments:
Bonds (held-to-maturity)	3,196,340
Total short and long-term investments	$10,648,389

The Company has invested in bonds maturing from June 30, 2022 through August 16, 2023 that are held to maturity. The current trading prices or fair market value of the bonds vary, and we believe any decline in fair value is temporary. All bonds are current and not in default.

The following table summarizes the amortized cost of the held-to-maturity bonds at March 31, 2022, aggregated by credit quality indicator.

Credit Quality Indicators for the Corporate Bonds
AA/A	$5,402,413
BBB	$5,245,976
Total	$10,648,389

The amortized cost of our corporate bonds and the related gross unrealized gains and losses, were as follows at March 31, 2022:

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
Bonds	2	10,648,389	-	(218,923)	$10,429,466

During the nine months ended March 31, 2022, the Company recognized interest income of $172,566 in the financial statements, which is recorded as part of other income to the statement of operations.

8.	COMMITMENTS AND CONTINGENCIES

On September 15, 2020, the Company entered into a marketing agreement. The fees are to be paid in cash and registered unrestricted stock. As of March 31, 2022, the Company has paid a $34,250 deposit, with the balance of the payments and the stock issuances due upon completion of a deliverable.

Effective September 1, 2021, the Company entered into a new research agreement with the University of Iowa. As consideration under the research agreement, the University of Iowa will receive a maximum of $350,000 from the Company. The contract period is from September 1, 2021 through August 31, 2022. The research agreement may be terminated by either party upon sixty (60) day prior written notice or a material breach or default, which is not cured within 90 days of receipt of a written notice of such breach. This agreement was signed by the Company on September 13, 2021. As of March 31, 2022, the Company has accrued the amount due of $204,166, which is recorded as part of accounts payable.

SUNHYDROGEN, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2022 AND 2021

8.	COMMITMENTS AND CONTINGENCIES (Continued)

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

As of March 31, 2022, the Company reported an accrual associated with the CEO’s prior years’ salary in the amount of $214,820, and $211,750 for the current year, which is recorded in related party accrued expenses. The Company began accruing the salary in 2011 and used the funds for operating expenses. The CEO will be paid during the fiscal year.

During the nine months ended March 31, 2022, the Company redeemed 24,887,463 of the Company’s stock options from related parties for a total of $1,450,000.

10.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and there were no subsequent events to report.

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

We believe the SunHydrogen solution potentially offers an efficient and cost-effective way to produce truly green hydrogen using sunlight and any source of water. Our core technology is a self-contained, nanoparticle-based hydrogen generator that mimics photosynthesis to split water molecules, resulting in hydrogen. By optimizing the science of water electrolysis at the nano-level, we believe we have developed a low-cost method to potentially produce environmentally friendly renewable hydrogen. We believe renewable hydrogen will play a pivotal role in helping the world meet climate change targets, and we believe our technology potentially offers solutions to the challenges that the hydrogen future presents, including cost of production and transportation.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2022, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended March 31, 2022, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements are disclosed in notes to the financial statements.

Results of Operations for the Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Operating Expenses

Operating expenses for the three months ended March 31, 2022 were $2,131,707 compared to $1,824,481 for the three months ended March 31, 2021. The net increase of $307,226 in operating expenses consisted primarily of an increase in non-cash stock compensation of $924,816, with a decrease in professional fees of $216,191, research and development cost of $361,402, officer salaries of $38,433, marketing of $25,103 and an overall decrease in operating expenses of $283,687.

Other Income/(Expenses)

Other income and (expenses) for the three months ended March 31, 2022 were $7,810,011, compared to $(18,632,063) for the three months ended March 31, 2021. The decrease in other expenses of $26,442,074 was the result of a decrease in non-cash accounts associated with the net change in derivative of $26,687,880, with an overall decrease in other expenses of $245,806.

Net Income/(Loss)

For the three months ended March 31, 2022, our net income was $5,678,304, compared to a net loss of $(20,456,544) for the three months ended March 31, 2021. The majority of the decrease in net loss of $26,134,848 was related primarily to the decrease in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on management’s estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations for the nine months ended March 31, 2022 compared to nine months March 31, 2021

Operating Expenses

Operating expenses for the nine months ended March 31, 2022 were $3,469,084 compared to $5,134,615 for the nine months ended March 31, 2021. The net decrease of $1,665,531 in operating expenses consisted primarily of a decrease in general and administrative expenses.

Other Income/(Expenses)

Other income and (expenses) for the nine months ended March 31, 2022 were $82,203,995 compared to $(142,647,640) for the nine months ended March 31, 2021. The decrease in other expenses of $224,851,635 was the result of the decrease in net change in derivative of $225,694,241, and the overall increase in other expenses of $842,606.

Net Income/(Loss)

For the nine months ended March 31, 2022, our net income was $78,734,911, compared to a net loss of $(147,782,255) for the nine months ended March 31, 2021. The majority of the decrease in net loss of $226,517,166, was related primarily to the decrease in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on management’s estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2022, we had working capital of $10,547,932, compared to a working capital deficit of $80,099,103 as of June 30, 2021. This decrease in working capital deficit of $69,551,171 was primarily due to a decrease in net change in derivative liability, with an increase in cash and cash equivalents.

Cash used in operating activities was $2,211,559 for the nine months ended March 31, 2022, compared to $4,742,243 for the nine months ended March 31, 2021. The decrease in cash used in operating activities was due to a decrease in  research and development expense. The Company has had no revenues.

Cash used in investing activities during the nine months ended March 31, 2022 and March 31, 2021 was $10,648,389 and $213,866, respectively. The increase in cash used in investing activities was due to an increase in securities investment.

Cash provided by financing activities during the nine months ended March 31, 2022 and 2021 was $(490,000), and $50,108,900 net of commission fees, respectively. The decrease in cash provided in financing activities was due to a decrease in net proceeds from common stock purchase agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022, the Company issued 200,976,352 shares of common stock upon conversion of convertible notes in the amount of $135,500 of principal, plus accrued interest of $55,428 based upon a conversion price of $0.00095 per share.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1*	Certificate of Amendment to Articles of Incorporation
31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*
32.1**	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350**
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 16, 2022	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)