Form 10-K
period 2022-06-30
SUNHYDROGEN, INC.
filed 2022-10-07
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2022

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

Registrant’s telephone number, including area code 805) 966-6566

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the registrant as of the last business day of its most recently completed second fiscal quarter was approximately $145,969,723.

The number of shares of registrant’s common stock outstanding, as of October 7, 2022 was 4,271,749,146.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

Item 1. Business.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to “SunHydrogen”, the “Company”, “we”, “us”, or “our” refer to SunHydrogen, Inc.

Overview

At SunHydrogen, our goal is to replace fossil fuels with clean, renewable hydrogen.

Hydrogen is the most abundant chemical element in the universe. When hydrogen fuel is used to power transportation and industry, the only byproduct left behind is pure water, unlike hydrocarbon fuels such as oil, coal and natural gas that emit carbon dioxide and other harmful pollutants into the atmosphere. However, naturally occurring elemental hydrogen is rare – so rare, in fact, that today about 95% of hydrogen is produced from steam reforming of natural gas (Source: US Department of Energy, Hydrogen Fuel Basics). This process is both economically and environmentally unsound.

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

We believe renewable hydrogen has already proven itself to be a key solution in helping the world meet climate targets, and we believe our technology potentially offers solutions to the challenges that the hydrogen future presents, including cost of production and transportation.

Because our process only requires sunlight and water, our technology can be installed near the point of hydrogen use. This eliminates the need for pipelines and trucks that result in high carbon emissions and high capital investment. Additionally, because our process directly uses the electrical charges created by sunlight to generate hydrogen, our nanoparticle technology does not rely on grid power or require the costly power electronics that conventional electrolyzers do.

With a target cost of $2.50/kg., we aspire for our technology to be cost-competitive with brown hydrogen and below the cost of clean hydrogen competitors. We believe our solution has the potential to clear a path for green hydrogen to compete with natural gas hydrogen and gain mass market acceptance as a true replacement for fossil fuels.

Our technology is primarily developed at three laboratories – our independent laboratory in Coralville, Iowa, the SunHydrogen laboratory at the University of Iowa, and the Singh laboratory at University of Michigan.

A longtime development partner to SunHydrogen, The Iowa research team has worked over the past several years to lead the scale-up of our technology.

We started 2022 with the addition of an additional research and development laboratory to fuel our goal of scaling up our nanoparticle-based green hydrogen technology. The Coralville, Iowa laboratory space has enabled us to hire several new senior engineers and chemists and accelerate our developmental targets toward commercialization.

Led by Chief Scientific Officer Dr. Syed Mubeen and Director of Technology Dr. Joun Lee, the Iowa research team is focused on building tandem photoelectrosynthetic heterostructures (nanoparticle-based tandem semiconductor units) and evaluating their manufacturability at scales relevant for commercialization. This involves porous substrate fabrication and development of SunHydrogen’s two proprietary semiconductor nanoparticle units within these porous substrates (dual junction devices).

In the past year, the Iowa team has met several key developmental milestones in the path to achieving a production-quality prototype of our nanoparticle technology, including the following:

(1)	Developed a robust fabrication toolkit to scale porous anodic alumina on transparent conducting oxide substrates in which the tandem nanoparticle units will be fabricated. This achievement aided SunHydrogen’s industry partner InRedox in successfully developing a high-throughput substrate fabrication process.

(2)	Developed facile deposition chemistries to fabricate semiconductors, interconnects, and contacts needed for tandem nanoparticle devices. This achievement aided the work of our industry partner MSC Co. LTD, who is supplying SunHydrogen with bulk chemicals for nanoparticle growth.

(3)	Successfully fabricated both of our proprietary semiconductor units and demonstrated photocurrents greater than 10 mA/cm2 for each unit and photovoltages greater than 800 mV for each unit in substrates relevant for prototype demonstration.

(4)	Demonstrated dual junction devices with photovoltages that exceed the theoretical voltage needed for water-splitting.

In June 2022, we announced that we achieved successful fabrication of one of our two proprietary semiconductor units at production-quality prototype scale. The Iowa team thoroughly tested its ability for hydrogen production using sunlight and water containing organics derived from biomass resources.

In this announcement, we also shared that persisting supply chain challenges have delayed fabrication of our second proprietary semiconductor unit at production-quality prototype scale. However, the Iowa research team has identified alternate solutions to successfully fabricate our second proprietary nanoparticle semiconductor unit at production-quality prototype scale. These solutions include pairing one of the SunHydrogen’s proprietary semiconductor unit on Silicon Heterojunction solar cells, Perovskite solar cells, or CdTe-based solar cells. The Iowa team recently had success in pairing one of SunHydrogen’s proprietary semiconductor units with Silicon and Perovskite cells and demonstrated solar hydrogen production. The team is currently optimizing this alternate approach to maximize solar-to-hydrogen efficiency using device housing developed by SunHydrogen’s industry partners. Moving forward, the team will develop novel deposition chemistry that is vendor independent for growing the second semiconductor unit while working with other solar cells in parallel. Solar-to-hydrogen efficiency for both the approaches will be evaluated using devices fabricated in prototype relevant scales.

Outside of our central research and development hub in Iowa, we’ve entered into a sponsored research agreement with the University of Michigan and further expanded our industrial partnerships across the U.S., Germany, South Korea, and Japan. Our current industrial partners include: SCHMID Group of Germany; MSC Co. LTD of South Korea; Geomatec of Japan; Ionomr Innovations of British Columbia; Chromis Technologies of New Jersey; Optimum Anode of California; and RuC2N of South Korea.

By diversifying our commercialization strategy in this way, we have been able to form relationships with industrial partners who are specialized in individual components of our technology such as electroplating, substrate processing and catalyst/membrane integration.

SCHMID Group will focus on the design and engineering of our generator housing as we continue scaling our technology to larger dimensions. InRedox and MSC Co. LTD are focused on substrate manufacturing and electroplating chemistries, respectively. Geomatec is also working to facilitate our transition to large-scale substrate manufacturing.

We are working with Ionomr Innovations and Chromis Technologies to integrate both proton exchange membranes (PEM) and anion exchange membranes (AEM) into our proprietary substrates and evaluate performance metrics for sustainable hydrogen production.

With our newest partners, Optimum Anode and RuC2N, we are working to achieve successful catalyst integration and identify the best catalyst for hydrogen and oxygen production.

Led by Dr. Nirala Singh, one of the lead inventors on SunHydrogen Patent No. 9,593,053B1, the University of Michigan team is focused on understanding the requirements of the generator housing and optimizing and testing potential oxygen evolution and hydrogen evolution electrocatalysts to accelerate scaleup and increase efficiency of photoelectrochemically active heterostructures. In the past year, they have demonstrated deposition of oxygen evolution and hydrogen evolution catalysts through atomic layer deposition and tested these materials for their ability to catalyze oxygen evolution and hydrogen evolution. The hydrogen evolution catalysts match the best performing catalysts and can be deposited on our solar cell materials with low thickness to mitigate parasitic light absorption. The atomic layer deposited oxygen evolution catalyst did not match the necessary metrics for further evaluation. However, using a sputtering technique, they synthesized an oxygen evolution electrocatalyst that can match the state-of-the-art oxygen evolution catalysts in the open literature. With these two catalysts, the solar cell voltage provided upon illumination is sufficient to produce hydrogen at high rates. These catalysts are being integrated with the systems used at University of Iowa.

University of Michigan also identified membrane-to-light absorber integration strategies to help optimize the generator housing dimensions, in collaboration with InRedox. They evaluated the voltage losses in various potential systems to identify the most promising configurations and eliminate configurations that would result in significant energy losses. The most promising systems were sent to Ionomr Innovations and Chromis Technologies to integrate membranes for testing of energy losses and stability. A model to scale up to multi-wafer systems was developed and is being validated. This model incorporated the entire system including generator housing, oxygen evolution catalyst, and hydrogen evolution catalyst and also helps identify the most important components for further increasing hydrogen production efficiency.

Looking ahead to the final months of 2022, we continue making steady progress toward the developmental targets we initially set for the year, which include:

●	Successful fabrication of semiconductor units at production-quality prototype scales

●	Successful integration of membranes at production-quality prototype scales

●	Successful integration of catalysts at production-quality prototype scales

●	Successful testing and demonstration of production-quality prototype units

We have a dedicated scientific and executive team, a growing number of respected industrial partners, and we will continue doing our best to push past any setbacks or supply chain challenges that come our way.

Additionally, we are well-capitalized to begin pursuing strategic investments in the hydrogen space. We are actively pursuing opportunities for investment and acquisition of complimentary hydrogen technologies, and we are fortunate to have the resources to maximize our impact in this fast-growing industry.

Market Opportunity

Hydrogen generation is projected to become a $1 trillion per year market by 2050 (Source: Goldman Sachs, Carbonomics: The clean hydrogen revolution). Current fossil fuels can’t sustain future energy requirements environmentally or economically, and hydrogen fuel technologies are being adopted across all sectors as the world moves toward renewable alternatives.

Over 110 countries have set goals to achieve net-zero emissions by 2050, and as governments are looking to clean energy sources like hydrogen to help them meet their targets (Source: United Nations, The race to zero emissions, and why the world depends on it). It is estimated that nearly 25% of global energy will come from clean hydrogen alone by 2050 (Source: Goldman Sachs, Green Hydrogen: The next transformational driver of the Utilities industry).

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

Existing Market Growth

In August 2022, The Inflation Reduction Act, which allots $369 billion to renewable energy and climate projects, was signed into law in the US, and it is already reshaping the hydrogen market and the larger clean energy market as we know it. “Among its features, the law has a 10-year extension of solar and wind tax credits and incentives to support new technology, with hydrogen and energy storage set to be the greatest beneficiaries,” according to Morningstar’s chief US market strategist Dave Sekera (Source: Markets Insider, Clean energy stocks are set to be the big winners of the sweeping Inflation Reduction Act just signed by Biden, Morningstar says).

Specifically, the Act includes a new tax credit that will award up to $3/kg for low carbon hydrogen, with exact credit amounts to be determined by calculating a given project’s greenhouse gas emissions (Source: S&P Global, Hydrogen tax credits preserved in new US Inflation Reduction Act).

The Inflation Reduction Act’s passage also followed a summer of surging gas prices and increased demand for gasoline. As supply chain challenges and geopolitical conflicts continue to affect fuel prices globally, the hydrogen market is rallying support and interest from consumers and governments alike.

An additional factor currently driving the global hydrogen market is the need to reduce sulfur content in petroleum products. U.S. federal and state governments have adopted various programs, including the Tier 3 program, to reduce the sulfur content in gasoline, motor oil and diesel. Particularly, there is a growing demand for petroleum products from developing countries. Hydrogen is used in various refining processes including hydrocracking and hydrodesulfurization to crack bigger molecules into lighter ones and produce more usable products.

For all these reasons and more, we believe our renewable hydrogen-producing technology possesses significant early market opportunity, especially as innovation and infrastructure continue to develop.

Hydrogen Mobility

The auto manufacturing and vehicle industries are among the most recognized applications for hydrogen fuel technologies. According to a 2022 study by Information Trends, close to 44,000 hydrogen fuel cell vehicles had been sold by year-end 2021 since their sales first began. Historically, sales have been held back due to the lack of a solid hydrogen refueling infrastructure, but the numbers are projected to rise quickly, and fuel cell vehicles are gaining momentum around the world. In another study, Information Trends projected that close to 600,000 hydrogen fuel cell buses and minibuses will be in service by 2035 (Source: Information Trends, Global Market for Hydrogen Fuel Cell Buses).

In California, labor leaders and CEOs of some of the world’s leading auto and energy companies including Toyota, Hyundai, Chevron, Shell, and more are urging Governor Gavin Newsom to invest in hydrogen to meet climate goals. The joint letter, published in August 2022, calls on Newsom to allocate $300 million in the state budget to fund the final construction of 1,000 hydrogen fueling stations statewide in the next decade (Source: California Hydrogen Coalition, Labor Leaders, CEOs Call on Governor Newson to Invest in Hydrogen to Meet Climate Goals).

Additionally, hydrogen has emerged as an ideal solution for a myriad of mobility-related applications beyond fuel cell vehicles.

In a 2022 report from the Ocean Conservancy, researchers concluded that green hydrogen-based fuels are the best option to transition the shipping industry away from fossil fuels. “Producing green hydrogen-based fuels can kickstart the transition to new shipping fuels along promising green corridor routes within the U.S. and can make key down payments that will drive further investment in renewable energy and feed the demand for climate action within the global transportation sector,” said Daniel Hubbell, shipping emissions campaign manager for Ocean Conservancy (Source: Ocean Conservancy, Green Hydrogen-Based Fuels are the Best Option to Transition the Shipping Industry Away from Fossil Fuels, New Report Finds).

In the long-haul trucking industry, hydrogen fuel cells present a zero-emission solution where battery-electric vehicles would be “too heavy for the job” (Source: Truck News, Hydrogen fuel cells ready for work in work trucks). According to speakers at the 2022 Green Truck Summit, however, hydrogen fuel cells may also be well-suited for work trucks that make shorter-term journeys. “Very high utilization vehicles, to go zero emission, absolutely need hydrogen,” said Craig Knight, CEO of Hyzon Motors. “The sweet spot for fuel cells is the dead zone for diesel engines. These are the vehicles that stop and start all the time. These are the vehicles that spend so much time on idle. These are the vehicles with massive PTO loads or refrigeration,” Knight continued. “So, the best use cases are drayage, refrigerated trucks, concrete trucks, garbage trucks – all these things with the significant auxiliary loads.” (Source: Truck News, Hydrogen fuel cells ready for work in work trucks).

In August 2022, Germany introduced the first-ever rail line to be entirely run on hydrogen-powered trains. “Fourteen hydrogen trains powered by fuel cell propulsion will exclusively run on the route in Bremervörde, Lower Saxony,” CNN reported. The trains have a range of 1,000 kilometers, meaning they can run for an entire day on the network on a single tank of hydrogen, and a hydrogen filing station has already been established on the route (Source: CNN, The world’s first hydrogen-powered passenger trains are here).

Hydrogen is even powering factory forklifts for commerce leaders like Walmart and Amazon: In April 2022, Walmart purchased hydrogen from Plug Power to fuel as many as 9,500 machines across the retailer’s fulfillment and distribution centers (Source: Bloomberg, Walmart Will Run Forklifts on ‘Green’ Hydrogen in Plug Power Deal). Amazon and Plug Power entered a similar agreement in August 2022, with Plug Power providing Amazon with 10,950 tons of liquefied hydrogen per year that will be used to fuel transportation and building operations starting in 2025 (Source: Forbes, Amazon To Buy Plug Power’s ‘Green’ Hydrogen In Deal with $2.1 Billion Stock Option). Along with fuel for forklifts, Amazon may also use hydrogen to power a range of vehicles used in delivery operations, including long-haul trucks, the article stated.

Whether in traditional vehicles, marine ships, long-haul trucks, trains, or even factory forklifts, it is clear that hydrogen has already made a significant mark on the mobility industry, and we only expect it to become more prolific as governments continue to support the development of relevant infrastructure that the hydrogen future calls for.

Our Technology

Technology for Making Renewable Hydrogen from Sunlight and Water

Powered by solar energy, billions of our microscopic nanoparticles split apart water at the molecular level, extracting hydrogen for use as a clean energy source and leaving behind only clean oxygen as a byproduct. This process is similar to what happens inside a plant cell during photosynthesis: Each Photoelectrosynthetically Active Heterostructures (or PAH) nanoparticle is a microscopic machine, composed of multiple layers enabling the solar electrolysis reaction to take place.

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

While the concept of water splitting is very appealing, the following industry-wide challenges must be addressed for renewable hydrogen to be commercially viable:

●	Energy Inefficiency — Since hydrogen is an energy carrier, the most energy it can store is 100% of the input energy. However, conventional electrolysis methods lose much of the input energy in system components, wires and electrodes resulting in only a small portion of electricity making it into the hydrogen molecules. This translates to high production cost and is the fundamental problem with water splitting for hydrogen production. We intend to address this problem with our low-cost and energy-efficient nanoparticle technology.

●	Need for Clean Water — Conventional electrolysis requires highly purified clean water to prevent fouling of system components. This prevents current technology from using large quantities of available water from oceans, rivers, industrial waste and municipal waste as feedstock. Our technology is being designed to use any natural water or waste water for the unlimited production of renewable hydrogen.

Technology

Water electrolysis in its simplest form is the transfer of “input electrons” in the following chemical reactions:

●	Cathode (reduction): 2H2O + 2e- → H2 + 2OH-

●	Anode (oxidation): 4OH- → O2 + 2H2O + 4 e-

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

SunHydrogen Panel™

Since our particles are intended to mimic the natural process of photosynthesis, directly producing hydrogen and oxygen without the need for costly intermediate power conversions, they can be housed in very low-cost reactors. To facilitate the commercial use of our self-contained particle technology, we are developing a modular system that will enable the onsite daily production and storage of hydrogen for any-time use in electricity generation.

We refer to our potential product as the SunHydrogen Panel which is comprised of the following components:

1.	The Generator Housing - Our novel device design is the first of its kind to safely separate oxygen and hydrogen in the photoelectrochemical process, minimizing the sacrifice of solar-to-hydrogen efficiency. This device houses the water and the solar particles/cells and is designed with inlets and outlets for water and gasses. Utilizing a novel ion-exchange membrane integration strategy for separating the oxygen from the hydrogen products, efficient ion transport safely enables efficient solar hydrogen production.

2.	The NanoParticle or Solar Cell - Powered by solar energy, billions of our microscopic nanoparticle solar cells split apart water at the molecular level, extracting hydrogen for use as a clean energy source and leaving behind only clean oxygen as a byproduct.

3.	Oxygen Evolution Catalyst - Uniformly applied to the solar cell or nanoparticle, an oxygen evolution catalyst efficiently oxidizes water molecules to generate oxygen gas. The oxygen evolution catalyst must be robust to withstand long operating hours under acidic and alkaline conditions.

4.	Hydrogen Evolution Catalyst - Necessary for collecting electrons to reduce protons for generating hydrogen gas, we have identified a strategy to minimize the use of precious metal-based catalysts and integrated the hydrogen catalyst into our generator system for efficient solar hydrogen production.

5.	Coating Technologies - Two major coating technologies were developed to protect the nanoparticles and solar cells from photocorrosion under water: A transparent conductive coating to protect our nanoparticles and solar cells from photocorrosion during the water splitting process and efficiently transfer charges to catalysts for oxygen and hydrogen evolution reactions; and a polymer combination that protects the semiconductor solar cells that would otherwise fail in aquatic environments, instead ensuring a long lifetime for solar hydrogen production.

In the process of optimizing our nanoparticles to be efficient and only use earth abundant materials (an ongoing process), we experimented with commercially available triple junction solar cells to perform tests with our generator housing and other components. Through this experimentation, our discovery led us to believe that we could bring a system (Gen 1) to market utilizing these readily available cells while our nanoparticles are still being optimized. While these solar cells also absorb sunlight and produce the necessary charge for splitting the water molecules into hydrogen and oxygen, their efficiency is low, thus we have made the strategic decision to focus on our NanoParticle strategy (Gen 2) and use the Gen 1 hydrogen generators for proof of concept purposes only.

Our business and commercialization plan utilizes our second generation of hydrogen panels featuring the nanoparticle-based technology where billions of autonomous solar cells are electrodeposited onto protective porous sheets and manufactured in a roll to roll process or wafer process and inserted into our proprietary panels. For this generation, we have received multiple patents and our target cost of hydrogen production is $2.50 per kilogram before pressurization.

In addition to our sponsored research agreements with the University of Iowa and University of Michigan, we are working with a growing group of specialized industrial partners to help commercialize our renewable hydrogen panels that use sunlight and water to generate hydrogen. Our current industrial partners include: SCHMID Group of Germany; MSC Co. LTD of South Korea; Geomatec of Japan; Ionomr Innovations of British Columbia; Chromis Technologies of New Jersey; Optimum Anode of California; and RuC2N of South Korea.

SCHMID Group will focus on the design and engineering of our generator housing as we continue scaling our technology to larger dimensions. InRedox and MSC Co. LTD are focused on substrate manufacturing and electroplating chemistries, respectively. Geomatec is also working to facilitate our transition to large-scale substrate manufacturing. Ionomr Innovations and Chromis Technologies are working to integrate both proton exchange membranes (PEM) and anion exchange membranes (AEM) into our proprietary substrates and evaluate performance metrics for sustainable hydrogen production. With Optimum Anode and RuC2N, we are working to achieve successful catalyst integration and identify the best catalyst for hydrogen and oxygen production.

Intellectual Property

On November 14, 2011, we filed a provisional application with the U.S. Patent and Trademark Office to protect the intellectual property rights for “Photoelectrosynthetically Active Heterostructures” A year later on November 14, 2012, we filed a non-provisional application claiming priority to the provisional application. On March 14, 2017, a first patent covering the structural design of Photoelectrosynthetically Active Heterostructures (PAH) was granted as United States Patent No. 9,593,053B1. A divisional application claiming priority to the foregoing applications was filed, and on April 3, 2018, a second patent covering the method for manufacturing PAH was granted as United States Patent No. 9,593,053B2. These patents protect the Company’s proprietary design and manufacturing method of a self-contained solar-to-hydrogen device made up of billions of solar-powered water-splitting nanoparticles, per square centimeter. These nanoparticles are separated by a protective coating that prevents corrosion during extended periods of hydrogen production. The aim of producing these nanoparticles is to achieve high solar -to-hydrogen conversion efficiency at low cost. These patents expire on November 14, 2032.

An important aspect of the patented technology referred to in the preceding paragraph is the integrated structures of high-density arrays of nano-sized solar cells as part of hydrogen production nanoparticles. The technology enables manufacturing of ultra-thin sheets for solar hydrogen production, requiring substantially less material as compared to conventional solar cells used in rooftop power applications.

On March 21, 2014, we jointly filed a provisional application with the University of California, Santa Barbara for the “Multi-junction artificial photosynthetic cell with enhanced photovoltages.” Thereafter, we filed a non-provisional application on March 16, 2015 and a corresponding PCT Application on March 17, 2015. These applications cover our semiconductor designs to enhance the photovoltages of the nano-sized solar cells in the PAH structures. The semiconductor designs stacking multiple junctions inside the PAH structures would be an efficient and economical solution for the photovoltaic and the photoelectrochemical industries. Patents were granted in Australia in April of 2018, China and Europe in March of 2019, and in the U.S. as United States Patent No. 10,100,415 in October of 2018. A patent application is currently pending in India. This patent expires on October 21, 2036.

On September 26, 2016, we filed jointly with the University of Iowa a provisional application for “Integrated Membrane Solar Fuel Production Assembly” to protect the intellectual property for our generator housing system that safely separates oxygen and hydrogen in the water-splitting process without sacrificing efficiency. This device houses the water, the solar particles/cells and is designed with inlets and outlets for water and gases. Utilizing a special architecture that integrates membranes for separating the oxygen side from the hydrogen side, proton transport is increased which is the key to safely increasing solar-to-hydrogen efficiency. On September 26, 2017, we filed a PCT Application that was later nationalized in the U.S. on March 26, 2019. The U.S. patent application for this important invention is pending and prosecution is ongoing.

Strategic Partners

As of October 1, 2022, we have renewed our sponsored research agreement with the University of Iowa. In the event the research agreement is terminated by the sponsor, the sponsor shall pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. This term of the research agreement runs through September 30, 2023.

As of October 1, 2022, the sponsored research agreement with the University of Michigan has been extended through September 30, 2023.

In February 2021, we entered into a cooperation agreement with SCHMID Group of Freudenstadt, Germany. Due to delays associated with supply chain challenges brought on by the Covid-19 pandemic, the cooperation agreement was extended to fully complete the work scope with no additional cost to the company. Through the collaboration, we identified key manufacturing needs in the areas of electroplating chemistries, substrate processing and membrane and catalyst integration that require collaboration with specialized industry partners. To address these scale-up challenges, we have since adopted a more diversified scale-up strategy. Our work with SCHMID Group continues with a narrowed concentration. SCHMID Group will focus on the design and engineering of our generator housing as we continue scaling our technology to larger dimensions.

Competition

Currently, most hydrogen is produced by steam reforming of natural gas or methane. This production technology dominates due to easy availability and low prices of natural gas. Partial oxidation of petroleum oil is second in production capacity after steam reforming of natural gas. The third largest production technology in terms of production capacity is steam gasification of coal. Key players in the traditional hydrogen production industry include Linde, Air Liquide, Air Products, Praxair, and more.

At this time, however, we view our primary competition as companies that have developed or are currently developing renewable hydrogen production technology. Green or renewable hydrogen can be produced through electrolyzers if the electrolyzers are powered by renewable energy sources, such as solar or wind. Some of these companies include:

Plug Power: Plug Power (Stock symbol: PLUG) is engaged in the development of hydrogen fuel cell systems that replace conventional batteries in equipment and vehicles powered by electricity. The company is currently building green hydrogen plants to produce at least 70 tons of liquid green hydrogen daily by the end of 2022 and 500 tons daily by 2025.

NEL Hydrogen: NEL Hydrogen (Stock symbol: NLLSF) delivers solutions to produce, store, and distribute hydrogen from renewable energy. The company’s hydrogen solutions cover the entire value chain from hydrogen production technologies to hydrogen fueling stations, enabling industries to transition to green hydrogen.

Fusion Fuel: Fusion Fuel (Stock symbol: HTOO) has developed a modular solar to hydrogen solution, combining proven solar concentration technology with a proprietary micro-electrolyzer that allows it to produce zero-emissions green hydrogen at highly competitive costs. The company sells its HEVO-Solar technology to customers interested in producing their own green hydrogen. It also develops company-owned green hydrogen farms.

ITM Power: ITM Power (Stock symbol: ITMPF) designs, manufactures, and integrates electrolyzers based on proton exchange membrane technology to produce green hydrogen using renewable electricity and tap water. ITM Power works with strategic partners including Linde, Shell, Snam, Hyundai, and Honda to scale its impact and industrial reach.

McPhy: McPhy (Stock symbol: MCPHY) specializes in the design, production and integration of high pressure alkaline electrolyzers and hydrogen stations. McPhy has five development, engineering and production sites in France, Italy, and Germany, and it is backed by solid and constantly-evolving European industrial foundations.

If not powered by renewable sources, electrolyzers require external electricity most likely created by coal, gas or oil. We believe that our process when fully developed may potentially offer a competitive advantage as we anticipate it will be fully renewable and utilize no external power other than the sun. However, it should be noted that the renewable hydrogen market is rich with competitors, like the companies mentioned above, who have already successfully commercialized green hydrogen production technologies. We anticipate that existing leaders will continue to hone the efficiency of their products and drive down cost of green hydrogen per kilogram, thus creating a more competitive, challenging environment for emerging, not-yet-commercialized technologies such as our own.

Corporate Information

We were incorporated in the State of Nevada on February 18, 2009. Our executive offices are located at 10 E. Yanonali St., Suite 36, Santa Barbara, CA 93101.

Employees

As of September 1, 2022, we have 7 full-time employees and several consultants. We have not experienced any work stoppages and we consider relations with our employees and consultants to be good. Our research and development work is performed at our Coralville, Iowa laboratory, as well as with the University of Iowa and the University of Michigan through sponsored research agreements, and in collaboration with our industrial partners.

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

As of June 30, 2022, we have an accumulated deficit of $82,946,019. For the year ended June 30, 2022 we incurred a net income of $90,030,933, due to a non-cash change in derivatives. We expect to continue to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

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

We are currently working to scale the lab-scale prototypes of our nanoparticle technology to larger, commercial-scale prototypes. However, we have not completed a large-scale commercial prototype of our technology and are uncertain at this time when completion of a commercial scale prototype will occur. Although the lab scale prototype demonstrates the viability of our technology, there can be no assurance that we will be able to commercialize our technology.

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

Our success will depend, in part, on our technology’s commercial viability and on the strength of our intellectual property rights. We currently hold patents in the US, China, Australia, and Europe but still have several patents pending in multiple countries.  There is no guarantee the pending patents will be granted. In addition, any agreements we enter into with our employees, consultants, advisors, customers and strategic partners will contain restrictions on the disclosure and use of trade secrets, inventions and confidential information relating to our technology may not provide meaningful protection in the event of unauthorized use or disclosure.

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

We pursue strategic alliances with other companies in areas where collaboration can produce technological and industry advancement. For example, we have entered into a sponsored research agreement with the University of Michigan which expired on September 30, 2022. The Company has extended its’ agreement as of October 1, 2022.

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

As of June 30, 2022, we have outstanding $827,500 in convertible notes that are convertible into common stock at variable conversion prices (see Note 5 to the financial statements included in this report). We anticipate that our issuance of common stock upon conversion of outstanding convertible notes will result in dilution to holders of our common stock, which may have a negative effect on the price of our common stock. In addition, as of June 30, 2022, we have outstanding warrants to purchase 94,895,239 shares of common stock and options to purchase 157,695,711 shares of common stock, and our issuance of shares of common stock upon exercise of outstanding warrants or options may result in additional dilution to our stockholders.

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

Given our plans and expectations that we will need additional capital, we anticipate that we will need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. We anticipate that our issuance of additional common stock or securities convertible into or exercisable into common stock in the future will dilute the percentage ownership of then current stockholders.

Item 2. Properties.

Our principal office address is 10 E. Yanonali St., Suite 36, Santa Barbara, CA, 93101. Our independent laboratory is located at the BioVentures Center at 2500 Crosspark Rd., Coralville, IA 52241.

Item 3. Legal Proceedings.

We are not currently a party to, nor is any of our property currently the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Pink under the symbol “HYSR”

Common Stock

Our Articles of Incorporation, as amended, authorizes the issuance of 10,000,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, par value $0.001 per share.

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

As of September 24, 2022, our common stock was held by approximately 190 stockholders of record.

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

Equity Compensation Plan Information

On January 23, 2019, our Board adopted the Company’s 2019 Equity Incentive Plan (the “Plan”). The stated purpose of the Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The maximum number of shares of the Company’s common stock that can be issued under the Plan is 300,000,000. The Plan has been approved by stockholders.

The following table sets forth information about our equity compensation plans as of June 30, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by security holders	138,894,499	$0.0099	43,670,096
Equity compensation plans not approved by security holders	113,966,451	0.0976	-
Total	252,860,950		43,670,096

Recent Sales of Unregistered Securities

None

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

Results of Operations for the Year Ended June 30, 2022 compared to the Year Ended June 30, 2021

Operating Expenses

For the year ended June 30, 2022, operating expenses were $4,475,225, compared to $5,806,480 for the year ended June 30, 2021. Operating expenses consist primarily of research and development expenses and general and administrative expenses incurred in connection with the operation of our business. The net decrease of $1,331,255 in operating expenses was a result of a decrease in research and development of $204,729, a decrease in equity financing fees of $1,667,650, a decrease in professional fees of $424,604, with an increase in marketing of $259,565, an increase in non-cash stock compensation of $700,745, and an overall increase of $5,418.

Other Income/(Expenses)

Other income and (expenses) for the year ended June 30, 2022 was $94,506,158 compared to $(75,691,643) for the year ended June 30, 2021. The majority of the increase of $170,197,801 in other income was the result of the increase in net change in derivatives of $170, 031,049, an increase in loss on redemption of marketable securities of $76,792, an increase in dividend expense of $7,925, an increase in investment income of $233,118, and an increase in loss on settlement of debt of $1,835, with an overall decrease of $20,186.

Net Income (Loss)

For the year ended June 30, 2022, our net income was $90,030,933, compared to a net loss of $(81,498,123), for the year ended June 30, 2021. The majority of the increase in net income of $171,529,056, was related primarily to the net change in derivative estimates each year. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2022, we had a working capital surplus of $24,865,577, compared to a working capital deficit of $(80,099,103) as of June 30, 2021. This decrease in working capital deficit of $(104,964,680) was primarily due to the change in derivative liability.

During the year ended June 30, 2022, we raised an aggregate of $960,000 from registered offerings of common stock through a private placement. During the year ended June 30, 2021, we raised an aggregate of $62,223,350 in registered offerings of common stock and from the exercise of warrants, and $450,000 in private placements of convertible notes.

Cash flow used in operating activities was $3,435,037 for the year ended June 30, 2022, compared to $5,379,489 for the year ended June 30, 2021. The decrease of $1,944,452 in cash used by operating activities was primarily due to a decrease in professional fees. The Company has had no revenues.

Cash used in investing activities for the year ended June 30, 2022 and June 30, 2021 was $24,400,032 and $167,866, respectively. The increase in investing activities was as a result of the purchase of marketable securities.

Cash used in financing activities during the year ended June 30, 2022 was $490,000, compared to cash provided by financing of $61,358,900 for the year ended June 30, 2021. The decrease in cash provided by financing activities was due to a decrease in common stock purchase agreements.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2022 and 2021, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

Recently Adopted Accounting Pronouncements

Management adopted recently issued accounting pronouncements during the year ended June 30, 2022, as disclosed in the Notes to the financial statements included in this report.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our CEO and our Acting CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our Acting CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure  that information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and Acting CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2022, based on those criteria.

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

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
Timothy Young	57	President, CEO, Acting CFO and Chairman of the Board of Directors
Mark J. Richardson	69	Director
Woosuk Kim	57	Chief Operating Officer and Director

Timothy Young – President, CEO, Acting CFO and Chairman of the Board of Directors

Tim Young is an accomplished executive with over fifteen years of management experience in media and Internet technology companies. Mr. Young was appointed President, CEO and Chairman of the Company in August 2009. Mr. Young was appointed Acting CFO in 2010.

Through his outreach to the public and to leaders in the renewable energy field, Mr. Young has bolstered the company’s visibility as a key player in the developing green hydrogen market and rallied a strong investor base. Mr. Young’s proven fundraising ability, along with his leadership and direction of SunHydrogen’s long-term and short-term goals and strategies, has enabled the company to engage international industrial partners, attract top industry scientists, and most importantly continue to hit milestones toward commercializing its nanoparticle-based green hydrogen technology.

Prior to founding SunHydrogen, Mr. Young demonstrated a track record of success in management and leadership positions bringing new products to the market in the digital, cable and broadcast media industries. Mr. Young was the President of Rovion, a digital advertising company, where he increased revenues through a channel sales strategy that included companies such as Clear Channel, Disney, CBS, and Fox Television and bolstered the company’s technical capabilities through strategic acquisitions.

Prior to Rovion, Mr. Young enjoyed a decade-long career at Time Warner Inc. where he served as Vice President and Regional Vice President of various divisions including America Online and Time Warner Cable. During his tenure, Mr. Young built some of the highest performing sales organizations at Time Warner with responsibilities ranging from product development and marketing to staff training and leadership development. He led the California and Hawaii sales teams which accounted for over $200 million in revenues with 250 sales and marketing personnel.

Mr. Young’s track record of success and over fifteen years of management and leadership experience bringing new products to the market qualifies him to be a board member of the Company.

Mark J. Richardson – Director

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

Woosuk Kim – Chief Operating Officer and Director

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

Changes in Nominating Procedures

None.

Item 11. Executive Compensation

The table below sets forth the compensation earned by our named executive officers during the last two fiscal years.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Young,	2021	$315,125	335,000	-	-	-	-	-	$650,125
CEO and Acting CFO	2022	$340,385	354,000	-	-	-	-	-	$694,385

Woosuk Kim	2021	68,750	-	-	-	-	-	-	$68,750
COO (1)	2022	264,423	206,250	-	-	-	-	-	$470,673

(1)	Mr. Kim was appointed our chief operating officer on April 7, 2021.

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

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of June 30, 2022, for our named executive officers.

Outstanding Equity Awards
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Timothy Young	125,812,947	-	.0099	1/23/2026	-	-
Woosuk Kim	-	-	-	-	-	-

Director Compensation

The following table sets forth compensation information regarding the Company’s non-employee directors in fiscal 2022:

Name	Fees earned or paid in cash	Stock Award ($)	Option Awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark R. Richardson	37,500	-	$-	-	-	-	-	-	37,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of October 7, 2022, concerning the number of shares of our common stock owned by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of October 7, 2022, upon the exercise or conversion of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of September 30, 2022 or have been exercised and converted.

Name and address	Shares of Common Stock		Percentage of Common Stock (1)
Directors and Officers (2)
Timothy A. Young	133,812,947	(3)	3.1%
Mark R. Richardson	3,081,552	(4)	*
Woosuk Kim	-		--
All officers and directors as a group (3 persons)	136,894,499		3.2%

*	Less than 1%.

(1)	Based upon 4,271,749,146 shares issued and outstanding as of October 7, 2022.

(2)	The address for each of the officers and directors is c/o SunHydrogen, Inc. 10 E. Yanonali, Suite 36, Santa Barbara, CA 93101

(3)	Includes 125,812,947 shares underlying options.

(4)	Represents shares underlying options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On July 20, 2021, the Company entered into redemption agreements with Timothy Young, the Company’s chief executive officer, Mark Richardson, a director of the Company, and with a consultant of the Company. Pursuant to the redemption agreements, the Company redeemed an aggregate of 24,887,463 options to purchase shares of common stock of the Company (including 16,300,618 options held by Mr. Young with an exercise price of $0.0099, 4,289,636 options held by Mr. Richardson with an exercise price of $0.0099, and 4,297,209 options held by the consultant with an exercise price of $0.01) for a redemption price of $0.05828 per option (with respect to the options held by Mr. Young and Mr. Richardson) or $0.05818 per option (with respect to the options held by the consultant).

As of June 30, 2022, the Company owed $211,750 to Timothy Young in accrued salary.

Director Independence

The Board has determined that Mr. Richardson is an independent director within the meaning of NASDAQ Rule 5605(a)(2).

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billable to us by our principal accounting firm during 2022 and 2021 for the audit of our annual financial statements and review of financial statements included in the our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were approximately$32,000 and $34,800, respectively.

Audit-Related Fees

We incurred fees of $0 and $0 for the years ended June 30, 2022 and 2021, respectively, to our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above.

Tax Fees

We did not incur fees for services rendered to us for tax compliance, tax advice, or tax planning by our principal accountant for the fiscal years ended June 30, 2022 and 2021.

All Other Fees

Our current policy is to not engage M&K CPAS, PLLC to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage M&K CPAS, PLLC to provide audit, and other assurance services, such as review of SEC reports or filings.

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial statements.

The SunHydrogen, Inc. financial statements are included in Item 8. Financial Statements and Supplementary Data.

(2) Financial statement schedules: None.

(3) Exhibits

Exhibit	Description

3.1	Articles of Incorporation of filed with the Nevada Secretary of State on February 18, 2009 (incorporated by reference to S-1 filed on February 5, 2010).

3.2	Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 11, 2009 (incorporated by reference to S-1 filed February 5, 2010).

3.3	Articles of Amendment of Articles of Incorporation of filed with the Nevada Secretary of State on November 21, 2013 (incorporated by reference 8-K filed on November 21, 2013).

3.4	Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 13, 2018. (incorporated by reference to 10-K filed on September 25, 2018).

3.5	Certificate of Designation of Series A Preferred Stock (incorporated by reference to the Company’s Form 8-K filed February 2, 2022)

3.6	Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company’s Form 8-K filed November 26, 2019)

3.7	Certificate of Designation of Series C Preferred Stock (incorporated by reference to the Company’s Form 8-K filed December 17, 2021)

3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed January 3, 2020)

3.9	Articles of Merger (incorporated by reference to 8-K filed June 15, 2020)

3.10	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 10-Q filed May 16, 2022)

3.11	Amended and Restated Bylaws (incorporated by reference to 8-K filed February 2, 2022)

4.1	Description of Registrant’s Securities

10.1	2019 Equity Incentive Plan (incorporated by reference to Form S-8 on December 19, 2018)

10.2	Convertible Promissory Note dated November 10, 2017 (incorporated by reference to Form 10-Q on May 15, 2018)

10.3	Convertible Promissory Note dated June 27, 2018 (incorporated by reference to Form 8-K filed on June 29, 2018)

10.4	Convertible Promissory Note issued August 10, 2018 (incorporated by reference to Form 8-K filed on August 14, 2018)

10.5	Form of Placement Agent Warrant (incorporated by reference to 8-K filed December 3, 2020)

10.6	Form of Warrant (incorporated by reference to 8-K filed February 26, 2021)

10.7	Form of Placement Agent Warrant (incorporated by reference to 8-K filed February 26, 2021)

10.8	Cooperation Agreement between the Company and Gebr. SCHMID GmbH (incorporated by reference to 8-K filed February 22, 2021)

10.9	Employment Agreement between the Company and Timothy Young (incorporated by reference to 8-K filed March 1, 2021) ***

10.10	Employment Agreement between the Company and Woosuk Kim (incorporated by reference to 8-K filed April 7, 2021) ***

10.11	Extension Agreement between the Company and Gebr. SCHMID GmbH (incorporated by reference to 10-K filed October 8, 2021)

10.12	Contract, dated October 1, 2022, between the Company and The University of Iowa, Iowa City

10.13	Research Agreement, dated October 1, 2021, between the Company and Regents of the University of Michigan (incorporated by reference to 10-K filed October 8, 2021)

10.14	Research Agreement Amendment No. 1 between the Company and Regents of the University of Michigan

10.15	SunHydrogen, Inc. 2022 Stock Incentive Plan

14.1	Code of Ethics (incorporated by reference to 10-K filed on September 28, 2012).

23.1	Consent of M&K CPAS, LLC

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1**	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNHYDROGEN, INC.

Date: October 7, 2022	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer, Acting Chief Financial Officer, and Chairman (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Young	Chief Executive Officer, President	October 7, 2022
Timothy Young	(Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer), and Chairman

/s/ Mark R. Richardson	Director	October 7, 2022
Mark R. Richardson

/s/ Woosuk Kim	Director	October 7, 2022
Woosuk Kim

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SunHydrogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SunHydrogen, Inc. (the Company) as of June 30, 2022 and 2021, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Capital Stock and Other Equity Accounts

As discussed in Note 3, the Company issued preferred stock to third and related parties. Auditing management’s calculation of the fair value of the preferred shares issued can be a significant judgment due to the need of a specialist to evaluate the fair value of the preferred shares issued and the auditor has to test the inputs and estimates used.

Auditing management’s calculation of the fair value of the options and warrants issued can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculations.

We evaluated management’s conclusions regarding their fair values and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness. In addition, we evaluated the Company’s disclosure in relation to this matter included in Notes 3 to the financial statements

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

Firm ID  2738

Houston, TX

October 7, 2022

SUNHYDROGEN, INC.
BALANCE SHEETS

	June 30, 2022	June 30, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$27,681,485	$56,006,555
Marketable securities	24,323,240	-
Prepaid expense	2,526	-
Other receivable	14,868	-

TOTAL CURRENT ASSETS	52,022,119	56,006,555

PROPERTY & EQUIPMENT
Computers and peripherals	11,529	11,529
Vehicle	155,000	155,000
	166,529	166,529
Less: accumulated depreciation	(46,933)	(11,072)

NET PROPERTY AND EQUIPMENT	119,596	155,457

OTHER ASSETS
Domain, net of amortization of $4,931 and $4,577, respectively	384	738
Trademark, net of amortization of $601 and $486, respectively	542	657
Patents, net of amortization of $29,779 and $23,215, respectively	71,364	77,928

TOTAL OTHER ASSETS	72,290	79,323

TOTAL ASSETS	$52,214,005	$56,241,335

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other payables	$57,390	$223,520
Accrued expenses	3,070	11,912
Accrued expenses, related party	211,750	214,820
Accrued interest on convertible notes	191,763	282,505
Derivative liability	26,015,069	135,247,303
Convertible promissory notes, net of debt discount of $0 and $416,472, respectively	677,500	125,598

TOTAL CURRENT LIABILITIES	27,156,542	136,105,658

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $0, respectively	150,000	703,000

TOTAL LONG TERM LIABILITIES	150,000	703,000

TOTAL LIABILITIES	27,306,542	136,808,658

COMMIMENTS AND CONTINGENCIES (SEE NOTE 9)	-	-

Series C 10% Preferred Stock, 2,700 and 0 shares issued and outstanding, redeemable value of $270,000 and $0, respectively	270,000	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares outstanding	4,271,749	3,849,308
Common Stock, $0.001 par value; 10,000,000,000 authorized common shares 4,271,749,146 and 3,849,308,495 shares issued and outstanding, respectively	-	-
Additional Paid in Capital	103,311,733	88,560,321
Accumulated deficit	(82,946,019)	(172,976,952)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	24,637,463	(80,567,323)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,214,005	$56,241,335

The accompanying notes are an integral part of these financial statements

SUNHYDROGEN, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	Year Ended
	June 30, 2022	June 30, 2021

REVENUE	$-	$-

OPERATING EXPENSES
Selling and Marketing	372,604	113,039
General and administrative expenses	2,267,270	3,674,282
Research and development cost	1,792,457	1,997,186
Depreciation and amortization	42,894	21,973

TOTAL OPERATING EXPENSES	4,475,225	5,806,480

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(4,475,225)	(5,806,480)

OTHER INCOME/(EXPENSES)
Investment income	239,953	6,835
Gain on sale of asset	-	1,473
Dividend expense	(7,925)	-
Loss on settlement of debt	(1,835)	-
Loss on redemption of marketable securities	(76,792)	-
Loss on settlement of derivative liability	(1,109,761)	-
Gain (Loss) on change in derivative liability	96,001,226	(75,139,584)
Interest expense	(538,708)	(560,367)

TOTAL OTHER INCOME (EXPENSES)	94,506,158	(75,691,643)

NET INCOME (LOSS)	$90,030,933	$(81,498,123)

COMMON STOCK WARRANTS DEEMED DIVIDENDS	-	(15,928,314)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$90,030,933	$(97,426,437)

BASIC EARNINGS (LOSS) PER SHARE	$0.02	$(0.04)

DILUTED EARNINGS (LOSS) PER SHARE	$0.02	$(0.04)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	4,103,301,026	2,756,925,374

DILUTED	5,217,576,101	2,756,925,374

The accompanying notes are an integral part of these audited financial statements

SUNHYDROGEN, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	YEARS ENDED JUNE 30, 2022 AND 2021
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	-	$-	$-	2,053,410,164	$2,053,410	$11,664,657	$(75,550,515)	$(61,832,448)

Issuance of common stock for cash purchase agreements	-	-	-	576,554,289	576,554	42,746,796	-	43,323,350

Issuance of common stock for cash purchase of warrants	-	-	-	252,000,000	252,000	18,648,000	-	18,900,000

Issuance of common stock for conversion of debt and accrued interest	-	-	-	963,537,752	963,538	448,382	-	1,411,920

Issuance of common stock for services	-	-	-	3,806,290	3,806	114,217	-	118,023

Issuance of common stock warrants deemed dividends	-	-	-	-	-	15,928,314	(15,928,314)	-

Common stock and warrants compensation expense	-	-	-	-	-	259,955	-	259,955

Redemption of related parties stock options	-	-	-	-	-	(1,250,000)	-	(1,250,000)

Net Loss	-	-	-	-	-	-	(81,498,123)	(81,498,123)

Balance at June 30, 2021	-	-	-	3,849,308,495	3,849,308	88,560,321	(172,976,952)	(80,567,323)

Issuance of common stock for cash	-	-	-	40,983,607	40,984	919,016	-	960,000

Issuance of common stock for conversion of debt and accrued interest	-	-	-	381,457,044	381,457	(19,073)	-	362,384

Fair value of convertible notes and accrued interest in exchange for Series C Preferred Stock	-	-	-	-	-	14,340,769	-	14,340,769

Fair value of preferred stock in exchange for convertible note	-	-	270,000	-	-	-	-	-

Redemption of related parties stock options	-	-	-	-	-	(1,450,000)	-	(1,450,000)

Stock compensation	-	-	-	-	-	960,700	-	960,700

Net Income	-	-	-	-	-	-	90,030,933	90,030,933

Balance at June 30, 2022	-	$-	$270,000	4,271,749,146	$4,271,749	$103,311,733	$(82,946,019)	$24,637,463

The accompanying notes are an integral part of these audited financial statements

SUNHYDROGEN, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	Years Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$90,030,933	$(81,498,123)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	42,894	21,973
Stock based compensation expense	960,700	259,955
Stock issued for services	-	118,023
Loss on settlement of debt and derivative	1,109,761	-
Loss on settlement of convertible note	1,835	-
Loss on redemption of marketable securities	76,792	-
Net (Gain) Loss on change in derivative liability	(96,001,226)	75,139,584
Amortization of debt discount recorded as interest expense	442,603	416,472
Gain on sale of van	-	(1,473)
Change in assets and liabilities :
Prepaid expense	(17,394)	9,378
Accounts payable	(166,131)	22,277
Accrued expenses	(11,912)	15,234
Accrued interest on convertible notes	96,107	117,211

NET CASH USED IN OPERATING ACTIVITIES	(3,435,038)	(5,379,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(24,400,032)	-
Proceeds from sale of van	-	46,000
Purchase of tangible assets	-	(213,866)

NET CASH USED IN INVESTING ACTIVITIES:	(24,400,032)	(167,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payoff of convertible notes	-	(64,450)
Redemption of related parties stock options	(1,450,000)	(1,250,000)
Proceeds from convertible notes	-	450,000
Net proceeds from common stock purchase agreements	960,000	62,223,350

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(490,000)	61,358,900

NET INCREASE (DECREASE) IN CASH	(28,325,070)	55,811,545

CASH, BEGINNING OF PERIOD	56,006,555	195,010

CASH, END OF PERIOD	$27,681,485	$56,006,555

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$26,843
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes , and accrued interest	$362,384	$1,411,920
Fair value of common stock issued for services	$-	$118,023
Issuance of common stock purchase warrants deemed dividends	$-	$15,928,314
Fair value of convertible notes at issuance	$-	$450,000
Fair value of preferred stock in exchange for convertible note	$14,340,769	$-
Fair value of derivative liability removed	$13,231,008	$-
Preferred stock issued upon exchange of convertible note	$268,165	$-

The accompanying notes are an integral part of these audited financial statements

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

JUNE 30, 2022 AND 2021

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

Going Concern Substantial Doubt Alleviated

In connection with the preparation of its financial statements for the years ended June 30, 2022 and 2021, the Company’s management evaluated the Company’s ability to continue as a going concern in accordance with the ASU 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40), which requires an assessment of relevant conditions or events, considered in the aggregate, that are known or reasonably knowable by management on the issuance dates of the financial statements, which indicated the probable likelihood that the Company will be able to meet its obligations as they become due within one year after the issuance date of the financial statements.

As part of its evaluation, management assessed known events, trends, commitments, and uncertainties, which included the amount of capital recently and/or in the process of being raised, and the current level of investment within the green hydrogen industry and the measure of investor confidence.

For the year ended June 30, 2022, the Company’s operating income increased to approximately $90,030,933, compared to an operating loss of approximately $81,498,123 in the prior year ended June 30, 2021. The increase in operating income consisted primarily of the non-cash change in derivative liability fair value.

During the year ended June 30, 2022, the Company consummated financing transactions for up to $960,000 of proceeds for the purchase of common stock of the Company. The proceeds were used for general and administration expenses, and the cost of research and development. The research and development transaction is further discussed in Note 8 – Commitments and Contingencies.

Based on its evaluation, coupled with the afore-mentioned financing transactions management believes that it has completely mitigated the circumstance that led to a doubt with respect to the Company’s ability to continue as a going concern, which existed at the time of the filing of the Company’s prior annual report. The Company’s cash and cash equivalents of $27.7 million as of June 30, 2022 will enable it to meet its obligations for twelve months from the date these financial statements are available to be issued.

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

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of June 30, 2022, the cash balance in excess of the FDIC limits was $27,136,224. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

JUNE 30, 2022 AND 2021

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities

The Company considers corporate bonds (“bonds”) as investments due to their ratings. The bonds are rated based on their default probability, health of the corporation’s debt structure, as well as the overall health of the economy. The bonds fall into the category as investments if they have a rating of AAA and BBB.

All investments are considered current, based on to their liquidity. The investments are generally valued using quoted prices and are classified in Level 2 of the fair value hierarchy as prices are not always from active markets. We consider our investments held to maturity and we believe there are no other than temporary declines in fair value. Our investments are recorded at historical cost.

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

The Company recognized depreciation expense of $35,861 and $14,940 for the years ended June 30, 2022 and 2021, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	6/30/2022	6/30/2021

Domain-gross	15 years	$5,315	$5,315
Less accumulated amortization		(4,931)	(4,577)
Domain-net		$384	$738

Trademark-gross	10 years	$1,143	$1,143
Less accumulated amortization		(601)	(486)
Domain-net		$542	$657

Patents-gross	15 years	$101,143	$101,143
Less accumulated amortization		(29,779)	(23,215)
Patents-net		$71,364	$77,928

The Company recognized amortization expense of $7,033 and $7,033 for the years ended June 30, 2022 and 2021, respectively.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

JUNE 30, 2022 AND 2021

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

Year Ended June 30, 2022

The Company calculated the dilutive impact of the 157,965,711 outstanding stock options of 94,895,239 common stock purchase warrants, and the convertible debt and accrued interest of $1,019,263, which is convertible into shares of common stock. The common stock purchase warrants were not included in the calculation of net earnings per share, because their impact on income per share is antidilutive.

Year Ended June 30, 2021

For the year ended June 30, 2021, the Company calculated the dilutive impact of 182,853,174 outstanding stock options, 94,895,239 outstanding warrants, and convertible debt including accrued interest for an aggregate total of $1,527,575, which is convertible into shares of common stock. The stock options, warrants and convertible debt were not included in the calculation of net earnings per share, because their impact was antidilutive.

	Years Ended
	June 30,
	2022	2021

Income (Loss) to common shareholders (Numerator)	$90,030,933	$(97,426,437)

Basic weighted average number of common shares outstanding (Denominator)	4,103,301,026	2,756,925,374

Diluted weighted average number of common shares outstanding (Denominator)	5,217,576,101	2,756,925,374

Equity Incentive Plan and Stock Options

On January 27, 2022, the Company adopted the 2022 Equity Incentive Plan, to enable the Company to attract and retain the types of employees, consultants, and directors who will contribute to the Company’s long-range success. The maximum number of shares of common stock that may be issued under the 2022 Plan will initially be 400,000,000. The number of shares will automatically be increased on the first day of the Company’s fiscal year beginning in 2023 so that the total number of shares issuable will at all times equal fifteen percent (15%) of the Company’s fully diluted capitalization on the first day of the Company’s fiscal year, unless the Board adopts a resolution providing that the number of shares issuable under the 2022 Plan shall not be so increased.

Equity Incentive Plan

On December 17, 2018, the Board of Directors approved and adopted the 2019 Equity Incentive Plan (“the Plan”), with 300,000,000 shares reserved for issuance pursuant to the Plan. The purpose of the Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The awards are performance-based compensation that are granted under the Plan as incentive stock options (ISO) or nonqualified stock options. The per share exercise price for each option shall not be less than 100% of the fair market value of a share of common stock on the date of grant of the option. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing cost. The Company accounts for stock option grants issued and vesting to employees and non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date. The Company granted options to purchase 170,000,000 shares of common stock options on January 23, 2019. During the years ended June 30, 2022 and 2021, the Company redeemed 24,887,463 and 13,146,826 stock options, respectively, for a total aggregate of 38,034,289.

As of June 30, 2022, there were 157,695,711 stock options issued, and a reserve of 43,670,096.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

JUNE 30, 2022 AND 2021

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of June 30, 2022, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair Value of Financial Instruments

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

NOTES TO FINANCIAL STATEMENTS – AUDITED

JUNE 30, 2022 AND 2021

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows on June 30, 2022 and 2021 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities measured at fair value June 30, 2022	$43,446,041	$19,420,075	$24,025,966	$-

Liabilities:
Derivative liabilities measured at fair value June 30, 2022	$26,015,069	$-	$-	$26,015,069

Derivative liabilities measured at fair value June 30, 2021	$135,247,303	$-	$-	$135,247,303

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2021	135,247,303
Fair value of derivative liability removed	(13,231,008)
Gain on change in derivative liability	(96,001,226)
Balance as of June 30, 2022	$26,015,069

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $1,792,457 and $1,997,186 for the years ended June 30, 2022 and 2021, respectively.

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

Reclassification of Expenses

Certain amounts in the 2021 financial statements have been reclassified to conform to the presentation used in the 2022 financial statements. There was no material effect on the Company’s previously issued financial statements.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying audited financial statements as of June 30, 2022.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

JUNE 30, 2022 AND 2021

3.	CAPITAL STOCK

Series A Preferred Stock

On January 27, 2022, the Company filed a certificate of designation of Series A Preferred Stock with the Secretary of State of Nevada, designating 1,000 shares of preferred stock as Series A Preferred Stock, and issued 1,000 shares of Series A Preferred Stock to Timothy Young, the Company’s chief executive officer as stock-based compensation. The Series A Preferred Stock does not have any dividend rights or liquidation preferences. The Series A preferred shares entitles the holder to 51% of the voting power of the Company’s stockholders. The Series A Preferred Stock were to automatically be redeemed by the Company at their par value of $0.001 per share, on the first to occur of the following events: (i) a date sixty days after the effective date of the certificate of designation, (ii) the date that Tim Young ceases to serve as officer, director or consultant of the Company, or (iii) on the date that the Company’s shares of common stock first trade on any national securities exchange and such listing is conditioned upon the elimination of the preferential voting rights of the Series A Preferred Stock. The estimated control premium for the voting control of the Series A Preferred Stock was 14.1%. The following assumptions were used: (i) control value of $22,101,999, (ii) control time period of 60 days, (iii) risk equivalent to the WACC of 26.4%. The common stock price was $0.0348, with a market capitalization based on the fully diluted common and preferred shares outstanding. The net fair value of the Series Preferred Stock was $960,700, which was recognized in the financial statements as additional paid in capital and recorded as stock-based compensation expense. The preferred shares expired March 27, 2022, and there were no outstanding shares as of June 30, 2022.

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

The Company entered into a securities purchase agreement on December 15, 2021, with an accredited investor for an exchange of convertible debt to equity. Under the purchase agreement, the Company and investor acknowledged there was $187,800 of principal remaining under the note issued to the investor by the Company on February 3, 2017, plus $80,365 of accrued interest, representing a total aggregate note balance of $268,165. Pursuant to the purchase agreement, the Company sold to investor 2,700 shares of the Company’s newly designated Series C Preferred Stock for a total purchase price of $268,165, and a loss on settlement of debt of $1,835. As of June 30, 2022, the Company had a total of 2,700 shares of Series C Preferred Stock outstanding with a fair value of $268,165, and a stated face value of one hundred dollars ($100) (“share value’) per share and is convertible into shares of fully paid and non-assessable shares of common stock of the Company. The stock was presented as mezzanine equity because it is redeemable at a fixed or determinable amount upon an event that is outside of the issuer’s control. Upon liquidation, dissolution and winding up of the Corporation either voluntary or involuntary, the holder of each outstanding share of Series C Preferred Stock shall be entitled to receive, out of the assets of the Corporation available for distribution to its shareholders upon such liquidation, before any payments shall be made or any assets distributed to the holders of the common stock, the stated value of the Series C Preferred Shares plus any declared but unpaid dividends. No other current or future equity holders of the Corporation shall have higher priority of liquidation preference than holders of Series C Preferred Stock. The Holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.00095.

Per Valuation
Preferred shares issued	$2,700
Stated value of debt and interest	$268,165
Calculated fair value of preferred shares	$14,340,769
Fair value of derivative liability removed	$(13,231,008)
Loss on settlement	$(1,109,761)

The Company recognized a loss on settlement of $1,109,761 for the extinguishment of convertible debt, plus derivative liability for the year ended June 30, 2022.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

JUNE 30, 2022 AND 2021

3.	CAPITAL STOCK (Continued)

Common Stock

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

Year ended June 30, 2022

During the years ended June 30, 2022, the Company issued 381,457,044 shares of common stock upon conversion of convertible notes in the amount of $255,900 of principal, plus accrued interest of $106,484 based upon a conversion price of $0.00095 per share. The notes were converted per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

During the year ended June 30, 2022, the Company issued 40,983,607 shares of common stock pursuant to a purchase agreement for cash at a price of $0.02745 per share for aggregate net proceeds of $960,000.

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

OPTIONS

On October 2, 2017, the Company granted options to purchase 10,000,000 shares of non-qualified common stock options. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. Of the 10,000,000 non-qualified common stock options, one-third vest immediately, and one-third vest the second and third year, such that the options are fully vested with a maturity date of October 2, 2022 and are exercisable at an exercise price of $0.01 per share.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

JUNE 30, 2022 AND 2021

4.	OPTIONS AND WARRANTS (Continued)

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

A summary of the Company’s stock option activity and related information follows:

	6/30/2022		6/30/2021
		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	Of	exercise
	Options	price	Options	price
Outstanding, beginning of period	182,853,174	$0.01	196,000,000	$0.01
Granted	-	$0.01	-	-
Exercised	-	-	-	-
Redemption of options	(24,887,463)	$0.0099	(13,146,826)	$0.0099
Outstanding, end of period	157,965,711	$0.0089	182,853,174	$0.0089
Exercisable at the end of period	157,965,711	$0.0089	182,853,174	$0.0089

During the year ended June 30, 2022, the Company redeemed a total of 24,887,463 shares of the Company’s stock options from related parties for a total of $1,450,000, leaving a balance of 157,965,711 stock options outstanding.

During the year ended June 30, 2021, the Company redeemed a total of 13,146,826 shares of the Company’s stock options from related parties for a total of $1,250,000, leaving a balance of 182,853,174 stock options outstanding.

The company's reasons for the option redemption action for CEO, Director, and consultant included:

●	Retention of said persons who had been with the company for years with no benefit of stock compensation due to volatility

●	This action allowed for more price stability in the stock.

●	Allowed the company to retain more shares in the equity incentive program established at the time.

The weighted average remaining contractual life of options outstanding as of June 30, 2022 and 2021 was as follows:

6/30/2022				6/30/2021
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0100	3,071,212	3,071,212	0.26	$0.0100	7,369,421	7,368,421	1.26
$0.0097	6,000,000	6,000,000	3.59	0.0097	6,000,000	6,000,000	4.59
$0.0099	138,894,499	138,894,499	3.57	$0.0099	159,484,753	159,484,753	4.57
$0.0060	10,000,000	10,000,000	4.06	$0.0060	10,000,000	10,000,000	5.06
	157,965,711	157,965,711			182,853,174	182,853,174

The stock-based compensation expense recognized in the statement of operations during the year ended June 30, 2022 and 2021, related to the granting of these options was $0 and $259,955, respectively.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

JUNE 30, 2022 AND 2021

4.	OPTIONS AND WARRANTS (Continued)

WARRANTS

As of June 30, 2022, the Company had an aggregate of 94,895,239 common stock purchase warrants outstanding, with exercise prices ranging from $0.0938 - $0.13125 per share. The warrants were estimated at fair value on the date of issuance as calculated using the Black-Scholes valuation model. The derivative calculated on all warrants outstanding are included in the derivative liability (See Note 6). The warrants can be exercised over periods of three (3) to five (5) years.

A summary of the Company’s warrant activity and related information follows for the year ended June 30, 2022.

	6/30/2022
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding, beginning of fiscal year	94,895,239	$0.11
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of fiscal year	94,895,239	$0.11
Exercisable at the end of fiscal year	94,895,239	$0.11

6/30/2022			Weighted Average
Exercise Price	Warrants Outstanding	Warrants Exercisable	Remaining Contractual Life (years)
$0.0938	16,800,000	16,800,000	0.93 - 1.50
$0.13125	6,666,667	6,666,667	3.66
$0.12	71,428,572	71,428,572	3.67
	94,895,239	94,895,239

At June 30, 2022, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2022, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$827,500
Less current portion	677,500
Total long-term liabilities	$150,000

Maturities of long-term debt for the next three years are as follows:

Period Ended June 30,	Amount
2023	$677,500
2024	100,000
2025	50,000
$827,500

At June 30, 2022, the outstanding balance of the convertible promissory notes was $827,500.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

JUNE 30, 2022 AND 2021

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued a 10% convertible promissory note on February 3, 2017 (the “Feb 2017 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of $500,000. The Feb 2017 Note had a maturity date of February 3, 2018, which the investor extended for an additional sixty (60) months from the effective date of the note, to February 3, 2022. The Feb 2017 Note was convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company failed to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, could rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event was the lender be entitled to convert any portion of the Feb 2017 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares were not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day would be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered.  During the year ended June 30, 2022, the Company issued 180,480,692 shares of common stock upon conversion of principal in the amount of $120,400, plus accrued interest of $51,057. Also, during the year ended June 30, 2022, the Company exchanged the balance of the convertible note in the amount of $187,800, plus accrued interest of $80,365 for an aggregate total of $268,165, for 2,700 Series C preferred shares with a stated value of $100 per share and a 10% annual dividend (See Note 3). The preferred shares are convertible into common stock at a fixed conversion price of $0.00095. The Company recognized a loss on exchange in the amount of $1,835. The fair value of the convertible note and accrued interest in exchange for Series C preferred shares was $14,340,769. The balance of the Feb 2017 Note as of June 30, 2022 was $0.

The Company issued a 10% convertible promissory note on November 9, 2017 (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of 500,000. The Nov 2017 Note had a maturity date of November 9, 2018, with an automatic extension of sixty (60) months from the effective date of the note. The Nov 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the year ended June 30, 2022, the Company issued 200,976,352 shares of common stock upon the conversion of principal of $135,500, plus the accrued interest of $55,427. The balance of the Nov 2017 Note as of June 30, 2022 was $177,500.

The Company issued a 10% convertible promissory note on June 27, 2018 (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of $500,000. The Jun 2018 Note matured on June 27, 2019, which was automatically extended for sixty (60) months from the effective date of the note. The Jun 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $403,260 during the year ended June 30, 2022.The balance of the Jun 2018 Note as of June 30, 2022 was $500,000.

The Company issued a 10% convertible promissory note on August 10, 2018 (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note had a maturity date of August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note matures on August 10, 2023. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The balance of the Aug 2018 Note as of June 30, 2022 was $100,000.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

JUNE 30, 2022 AND 2021

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On April 15, 2020, the Company issued a convertible promissory note (the “Apr 2020 Note”) to an investor in the aggregate principal amount of $50,000. The Company received tranches for an aggregate principal total of $50,000. The Apr 2020 Note matures twelve (12) months from the effective dates of each respective tranche, such that the Apr 2020 Note matures on April 15, 2021, with an automatic extension of sixty (60) months from the effective date of each tranche. The Apr Note is convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of four (4) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Apr 2020 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the fourth business day (inclusive of the day of the conversion) until the shares are delivered. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Apr 2020 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $39,343 during the year ended June 30, 2022. The balance of the Apr 2020 Note as of June 30, 2022 was $50,000.

All note conversions were performed per the terms of their respective agreements. At June 30, 2022, the Company recognized a loss of $1,109,761 on conversion of a convertible note in exchange for Series C preferred stock.

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

During the year ended June 30 2022, the Company recorded a net gain in change in derivative of $96,001,226 in the statement of operations due to the change in fair value of the remaining notes, for the year ended June 30, 2022.

At June 30, 2022 and 2021, the fair value of the derivative liabilities are as follows:

	2022	2021
Derivative liability, convertible notes	$24,528,775	$128,601,434

Derivative liability, warrants	1,486,294	6,645,869
Total	$26,015,069	$135,247,303

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	2.80% - 2.99%
Stock volatility factor	79.0% - 169.0%
Weighted average expected option life	1 year - 5 years
Expected dividend yield	None

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

JUNE 30, 2022 AND 2021

7.	DEFERRED TAX BENEFIT

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2019.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amount when the realization is uncertain. Included in the balance at June 30, 2022 and 2021, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended June 30, 2022 and 2021, the Company did not recognize interest or penalties.

At June 30, 2022, the Company had net operating loss carry-forward of approximately $16,522,100, which expires in future years. No tax benefit has been reported in the June 30, 2022 and 2021 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2022 and 2021 due to the following:

	6/30/2022	6/30/2021
Book income (loss)	$18,906,495	$(15,718,840)
Non-deductible expenses	(19,610,010)	15,976,835
Depreciation and amortization	2,625	(480)
Gain on abandoned asset	-	1,100
Valuation Allowance	700,890	(258,615)

Income tax expense	$-	$-

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

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

JUNE 30, 2022 AND 2021

7.	DEFERRED TAX BENEFIT (Continued)

Net deferred tax liabilities consist of the following components as of June 30, 2022 and 2021:

	6/30/2022	6/30/2021
Deferred tax assets:
NOL carryover	$(3,469,640)	$1,385,455
Research and development	452,330	351,695
Related party accrual	44,470	44,470
Deferred tax liabilities:
Depreciation and amortization	(4,485)	(4,885)

Less Valuation Allowance	$2,977,325	$(1,776,735)

Income tax expense	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forward for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forward may be limited as to use in future years.

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

8.	MARKETABLE SECURITIES

As of June 30, 2022, the Company invested in corporate bonds and government bonds, which have been recognized in the financial statements at cost.

The Company considers corporate bonds and government bonds (“bonds”) as investments due to their ratings. The bonds are rated based on their default probability, health of the corporation’s debt structure, as well as the overall health of the economy. The bonds fall into the category as investments if they have a rating between AAA and BBB.

As of June 30, 2022, the components of the Company’s short and long-term investments are summarized as follows:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Cash	8,261,410	-	-	8,261,410	8,261,410	-
Subtotal	8,261,410	-		8,261,410	8,261,410	-
Level 1
U.S. Treasury bills	18,644,465	-	-	18,644,465	18,644,465	-
Corporate securities	775,610	-	-	775,610	775,610	-
Subtotal	19,420,075	-	-	19,420,075	19,420,075	-
Level 2
U.S. Government	17,501,557	-	(62,522)	17,439,035	-	17,439,035
Corporate securities	6,821,683	-	(234,752)	6,586,931	-	6,586,931
Subtotal	24,323,240	-	(297,274)	24,025,966	-	24,025,966

Total	52,004,725	-	(297,274)	51,707,451	27,681,485	24,025,966

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

JUNE 30, 2022 AND 2021

8.	MARKETABLE SECURITIES (Continued)

The Company has invested in securities maturing from July 5, 2022 through August 16, 2023 that are held to maturity. The current trading prices or fair market value of the securities vary, and we believe any decline in fair value is temporary. All securities are current and not in default.

The following table summarizes the amortized cost of the held-to-maturity bonds at June 30, 2022, aggregated by credit quality indicator.

Credit Quality Indicators for the Securities
AA/A	$38,778,037
BBB	$4,965,278
Total	$43,743,315

During the year ended June 30, 2022, the Company recognized interest income of $228,001 in the financial statements, which is recorded as part of investment income in the statement of operations.

9.	COMMITMENTS AND CONTINGENCIES

Effective September 1, 2021, the Company entered into a new research agreement with the University of Iowa. As consideration under the research agreement, the University of Iowa will receive a maximum of $350,000 from the Company. The contract period was from September 1, 2021 through August 31, 2022. As of June 30, 2022, the research agreement was paid in full, and the Company extended its’ agreement with the University of Iowa through September 30, 2023.

Effective October 1, 2021, the Company entered into a research agreement with the University of Michigan. As consideration under the research agreement, the University of Michigan will receive a maximum of $296,448, from the Company. The research agreement may be terminated by either party upon ninety (90) day prior written notice or a material breach or default, which is not cured within 90 days of receipt of a written notice of such breach. This agreement was signed by the Company on September 23, 2021. As of June 30, 2022, the research agreement was paid in full, and the Company extended its’ agreement with the University of Michigan September 30, 2023.

Effective December 2021, the Company entered into a marketing media campaign in the amount of $350,000. During the year ended June 30, 2022 the Company paid $262,500, and the remaining balance of $87,500 was paid on July 11, 2022.

The Company rented lab space with the University of Iowa as of February 2022. The monthly rent is a base of $1,468, and plus an additional $500 for the rental of a lab on a month-to-month basis and is cancellable with a thirty (30) day notice. Due to the rental being month-to-month, ASC 842 lease accounting is not applicable.

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

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – AUDITED

JUNE 30, 2022 AND 2021

10.	RELATED PARTY

Year ended June 30, 2022

As of June 30, 2022, the Company reported an accrual associated with the CEO’s prior years’ salary in the amount of $211,750 for the current year, which is recorded in related party accrued expenses. The Company began accruing the salary in 2011 and used the funds for operating expenses. The CEO will be paid during the fiscal year ending June 30, 2023.

During the year ended June 30, 2022, the Company redeemed 24,887,463 shares of the Company’s stock options from related parties for a total redemption price of $1,450,000.

Year ended June 30, 2021

As of June 30, 2021, the Company reported an accrual associated with the CEO’s prior year’s salary in the amount of $211,750, which is recorded in accrued expenses, related party. The Company began accruing the salary in 2011 and used the funds for operating expenses. The CEO will be paid during the next fiscal year.

During the year ended June 30, 2021, the Company redeemed 13,146,826 stock options for a total redemption price of $1,250,000.

During the year ended June 30, 2021, the Company issued 3,806,290 shares of common stock to a related party for services rendered at fair value prices of $0.028 - $0.035 per share in the aggregate amount of $118,023.

11.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, all subsequent events to report were disclosed in Note 9.