Form 10-Q
period 2022-09-30
SUNHYDROGEN, INC.
filed 2022-11-07
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares of registrant’s common stock outstanding, as of November 7, 2022 was 4,393,682,998.

SUNHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	September 30, 2022	June 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$25,575,392	$27,681,485
Marketable securities at cost	26,094,857	24,323,240
Prepaid expense	1,073	2,526
Other receivable	14,869	14,868

TOTAL CURRENT ASSETS	51,686,191	52,022,119

PROPERTY & EQUIPMENT
Machinery and equipment	33,814	-
Computers and peripherals	11,529	11,529
Vehicle	155,000	155,000
	200,343	166,529
Less: accumulated depreciation	(55,496)	(46,933)

NET PROPERTY AND EQUIPMENT	144,847	119,596

OTHER ASSETS
Domain, net of amortization of $5,020 and $4,931, respectively	295	384
Trademark, net of amortization of $628 and $601, respectively	514	542
Patents, net of amortization of $31,421 and $29,779, respectively	69,722	71,364

TOTAL OTHER ASSETS	70,531	72,290

TOTAL ASSETS	$51,901,569	$52,214,005

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other payables	$151,435	$57,390
Accrued expenses	6,150	3,070
Accrued expenses, related party	211,750	211,750
Accrued interest on convertible notes	215,114	191,763
Derivative liabilities	26,479,106	26,015,069
Convertible promissory notes	777,500	677,500

TOTAL CURRENT LIABILITIES	27,841,055	27,156,542

LONG TERM LIABILITIES
Convertible promissory notes	50,000	150,000

TOTAL LONG TERM LIABILITIES	50,000	150,000

TOTAL LIABILITIES	27,891,055	27,306,542

COMMIMENTS AND CONTINGENCIES (SEE NOTE 9)	-	-

Series C 10% Preferred Stock, 2,700 and 2,700 shares issued and outstanding, redeemable value of $270,000 and $0, respectively	270,000	270,000

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 10,000,000,000 authorized common shares 4,271,749,146 and 4,271,749,146 shares issued and outstanding, respectively	4,271,749	4,271,749
Additional Paid in Capital	103,311,733	103,311,733
Accumulated deficit	(83,842,968)	(82,946,019)

TOTAL SHAREHOLDERS’ EQUITY	23,740,514	24,637,463

TOTAL LIABILITIES, PREFERRED STOCK SUBJECT TO REDEEMPTION AND SHAREHOLDERS’ EQUITY	$51,901,569	$52,214,005

The accompanying notes are an integral part of these unaudited condensed financial statements

SUNHYDROGEN, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Three Months Ended
	September 30, 2022	September 30, 2021

REVENUE	$-	$-

OPERATING EXPENSES
Selling and Marketing	87,745	109,776
General and administrative expenses	235,107	326,585
Research and development cost	305,530	151,362
Depreciation and amortization	10,321	12,043

TOTAL OPERATING EXPENSES	638,703	599,766

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(638,703)	(599,766)

OTHER INCOME/(EXPENSES)
Investment income	255,012	17,023
Gain on sale of asset	-	-
Dividend expense	(6,750)	-
Loss on settlement of debt	-	-
Loss on redemption of marketable securities	(19,119)	-
Loss on settlement of derivative liability	-	-
Gain (Loss) on change in derivative liability	(464,037)	49,352,125
Interest expense	(23,352)	(144,538)

TOTAL OTHER INCOME (EXPENSES)	(258,246)	49,224,610

NET INCOME (LOSS)	$(896,949)	$48,624,844

COMMON STOCK WARRANTS DEEMED DIVIDENDS	-	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(896,949)	$48,624,844

BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$0.01

DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$0.01

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	4,271,749,146	4,000,362,987

DILUTED	4,271,749,146	5,523,313,069

The accompanying notes are an integral part of these unaudited condensed financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	THREE MONTHS ENDED SEPTEMBER 30, 2021
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2021	-	$-	$-	3,849,308,495	$3,849,308	$88,560,321	$(172,976,952)	$(80,567,323)

Issuance of common stock for conversion of debt and accrued interest	-	-	-	180,480,692	180,481	(9,024)	-	171,457

Redemption of related parties stock options	-	-	-	-	-	(1,450,000)	-	(1,450,000)

Net Income	-	-	-	-	-	-	48,624,844	48,624,844

Balance at September 30, 2021 (unaudited)	-	$-	$-	4,029,789,187	$4,029,789	$87,101,297	$(124,352,108)	$(33,221,022)

	THREE MONTHS ENDED SEPTEMBER 30, 2022
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	-	$-	$270,000	4,271,749,146	$4,271,749	$103,311,733	$(82,946,019)	$24,637,463

Net Loss	-	-	-	-	-	-	(896,949)	(896,949)

Balance at September 30, 2022 (unaudited)	-	$-	$270,000	4,271,749,146	$4,271,749	$103,311,733	$(83,842,968)	$23,740,514

The accompanying notes are an integral part of these unaudited condensed financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Three Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(896,949)	$48,624,844
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	10,321	12,043
Loss on redemption of marketable securities	19,119	-
Net (Gain) Loss on change in derivative liability	464,037	(49,352,125)
Amortization of debt discount recorded as interest expense	-	113,425
Change in assets and liabilities :
Prepaid expense	1,451	(9,047)
Accounts payable	94,045	(96,486)
Accrued expenses	3,080	6,906
Accrued interest on convertible notes	23,352	31,114

NET CASH USED IN OPERATING ACTIVITIES	(281,544)	(669,326)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(1,790,735)	(8,393,442)
Purchase of tangible assets	(33,814)	-

NET CASH USED IN INVESTING ACTIVITIES:	(1,824,549)	(8,393,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of related parties stock options	-	(1,450,000)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	-	(1,450,000)

NET INCREASE (DECREASE) IN CASH	(2,106,093)	(10,512,768)

CASH, BEGINNING OF PERIOD	27,681,485	56,006,555

CASH, END OF PERIOD	$25,575,392	$45,493,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes, and accrued interest	$-	$171,457

The accompanying notes are an integral part of these unaudited condensed financial statements

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2022 AND 2021

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ended June 30, 2023. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2022.

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

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of September 30, 2022, the cash balance in excess of the FDIC limits was $25,038,271. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2022 AND 2021

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost and are depreciated using straight line over its estimated useful lives.

Computers and peripheral equipment	5 Years
Vehicle	5 Years

The Company recognized depreciation expense of $8,562 and $8,525 for the three months ended September 30, 2022 and 2021, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	9/30/2022	6/30/2022

Domain-gross	15 years	$5,315	$5,315
Less accumulated amortization		(5,020)	(4,931)
Domain-net		$295	$384

Trademark-gross	10 years	$1,143	$1,143
Less accumulated amortization		(628)	(601)
Domain-net		$514	$542

Patents-gross	15 years	$101,143	$101,143
Less accumulated amortization		(31,421)	(29,779)
Patents-net		$69,722	$71,364

The Company recognized amortization expense of $1,759 and $1,759 for the three months ended September 30, 2022 and 2021, respectively.

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

Three Months Ended September 30, 2022

The Company calculated the dilutive impact of the 157,965,711 outstanding stock options of, 94,895,239 common stock purchase warrants, and the convertible debt and accrued interest of $1,042,614, which is convertible into shares of common stock. The common stock purchase warrants were not included in the calculation of net earnings per share, because their impact on income per share is antidilutive.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2022 AND 2021

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Three Months Ended September 30, 2021

For the three months ended September 30, 2021, the Company calculated the dilutive impact of the outstanding stock options of 157,965,711, common stock purchase warrants of 94,895,239, and the convertible debt of $1,150,800, which is convertible into shares of common stock. The stock options were not included, because their impact was antidilutive.

	Three Months Ended
	September 30,
	2022	2021

Income (Loss) to common shareholders (Numerator)	$(896,949)	$48,624,844)

Basic weighted average number of common shares outstanding (Denominator)	4,271,749,146	4,000,362,987

Diluted weighted average number of common shares outstanding (Denominator)	4,271,749,146	5,523,313,069

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

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2022 AND 2021

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of September 30, 2022, there were 157,695,711 stock options issued, and a reserve of 43,670,096.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of September 30, 2022, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2022 AND 2021

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows on June 30, 2022 and 2021 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities measured at fair value September 30, 2022	$33,869,699	$7,774,842	$26,094,857	$—

Liabilities:
Derivative liabilities measured at fair value September 30, 2022	$26,479,106	$—	$—	$26,479,106

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2022	26,015,069
Loss on change in derivative liability	464,037
Balance as of September 30, 2022	$26,479,106

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $305,530 and $151,362 for the three months ended September 30, 2022 and 2021, respectively.

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

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2022 AND 2021

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification of Expenses

Certain amounts in the 2021 financial statements have been reclassified to conform to the presentation used in the 2022 financial statements. There was no material effect on the Company’s previously issued financial statements.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited financial statements as of September 30, 2022.

3.	CAPITAL STOCK

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

The Company entered into a securities purchase agreement on December 15, 2021, with an accredited investor for an exchange of convertible debt to equity. Under the purchase agreement, the Company and investor acknowledged there was $187,800 of principal remaining under the note issued to the investor by the Company on February 3, 2017, plus $80,365 of accrued interest, representing a total aggregate note balance of $268,165. Pursuant to the purchase agreement, the Company sold to investor 2,700 shares of the Company’s newly designated Series C Preferred Stock for a total purchase price of $268,165, and a loss on settlement of debt of $1,835. As of June 30, 2022, the Company had a total of 2,700 shares of Series C Preferred Stock outstanding with a fair value of $268,165, and a stated face value of one hundred dollars ($100) (“share value’) per share, convertible into shares of common stock of the Company. The stock was presented as mezzanine equity because it is redeemable at a fixed or determinable amount upon an event that is outside of the issuer’s control. Upon liquidation, dissolution and winding up of the Company, the holder of each outstanding share of Series C Preferred Stock shall be entitled to receive, out of the assets of the Corporation available for distribution to its shareholders upon such liquidation, before any payments shall be made or any assets distributed to the holders of the common stock, the stated value of the Series C Preferred Shares plus any declared but unpaid dividends. No other current or future equity holders of the Corporation shall have higher priority of liquidation preference than holders of Series C Preferred Stock. The Holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.00095.

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

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2022 AND 2021

3.	CAPITAL STOCK (Continued)

Three Months ended September 30, 2022

During the period ended September 30, 2022, the Company issued no shares of common stock for conversion of convertible notes.

Three Months ended September 30, 2021

During the period ended September 30, 2021, the Company issued 180,480,692 shares of common stock upon conversion of convertible notes in the amount of $120,400 of principal, plus accrued interest of $51,057 based upon a conversion price of $0.00095 per share. The notes were converted per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

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

A summary of the Company’s stock option activity and related information follows:

	9/30/2022		9/30/2021
		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	Of	exercise
	Options	price	Options	price
Outstanding, beginning of period	157,965,711	$0.01	182,853,174	$0.0089
Granted	—	—	—	—
Exercised	—	—	—	—
Redemption of options	—	—	(24,887,463)	$0.0099
Outstanding, end of period	157,965,711	$0.0089	157,965,711	$0.0089
Exercisable at the end of period	157,965,711	$0.0089	157,965,711	$0.0089

During the three months ended September 30, 2021, the Company redeemed a total of 24,887,463 of the Company’s stock options from related parties for a total of $1,450,000, leaving a balance of 157,965,711 stock options outstanding.

The company’s reasons for the option redemption action for CEO, Director, and consultant included:

●	Retention of said persons who had been with the company for years with no benefit of stock compensation due to volatility

●	This action allowed for more price stability in the stock.

●·	Allowed the company to retain more shares in the equity incentive program established at the time.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2022 AND 2021

4.	OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding as of September 30, 2022 and 2021 was as follows:

9/30/2022				9/30/2021
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.0100	3,071,212	3,071,212	0.01	$0.0100	3,071,212	3,071,212	1.01
$0.0097	6,000,000	6,000,000	3.34	0.0097	6,000,000	6,000,000	4.34
$0.0099	138,894,499	138,894,499	3.32	$0.0099	138,894,499	138,894,499	4.32
$0.0060	10,000,000	10,000,000	3.81	$0.0060	10,000,000	10,000,000	4.81
	157,965,711	157,965,711			157,965,711	157,965,711

WARRANTS

As of September 30, 2022, the Company had an aggregate of 94,895,239 common stock purchase warrants outstanding, with exercise prices ranging from $0.0938 - $0.13125 per share. The warrants were estimated at fair value on the date of issuance as calculated using the Black-Scholes valuation model. The derivative calculated on all warrants outstanding are include in the derivative liability (See Note 6). The warrants can be exercised over periods of three (3) to five (5) years.

A summary of the Company’s warrant activity and related information follows for the period ended September 30, 2022.

	9/30/2022
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding, beginning of period	94,895,239	$0.11
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—
Outstanding, end of period	94,895,239	$0.11
Exercisable at the end of period	94,895,239	$0.11

9/30/2022			Weighted Average
Exercise Price	Warrants Outstanding	Warrants Exercisable	Remaining Contractual Life (years)
$0.0938	16,800,000	16,800,000	0.67 - 1.25
$0.13125	6,666,667	6,666,667	3.41
$0.12	71,428,572	71,428,572	3.42
	94,895,239	94,895,239

At September 30, 2022, the aggregate intrinsic value of the warrants outstanding was $0.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2022 AND 2021

5.	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2022, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$827,500
Less current portion	777,500
Total long-term liabilities	$50,000

Maturities of long-term debt for the next three years are as follows:

Period Ended September 30,	Amount
2023	$777,500
2025	50,000
$827,500

At September 30, 2022, the outstanding balance of the convertible promissory notes was $827,500.

The Company issued a 10% convertible promissory note on November 9, 2017 (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of 500,000. The Nov 2017 Note had a maturity date of November 9, 2018, with an automatic extension of sixty (60) months from the effective date of the note. The Nov 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Nov 2017 Note as of September 30, 2022 was $177,500.

 The Company issued a 10% convertible promissory note on June 27, 2018 (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of $500,000. The Jun 2018 Note matured on June 27, 2019, which was automatically extended for sixty (60) months from the effective date of the note. The Jun 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Jun 2018 Note as of September 30, 2022 was $500,000.

The Company issued a 10% convertible promissory note on August 10, 2018 (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note had a maturity date of August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note matures on August 10, 2023. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The balance of the Aug 2018 Note as of September 30, 2022 was $100,000.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2022 AND 2021

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On April 15, 2020, the Company issued a convertible promissory note (the “Apr 2020 Note”) to an investor in the aggregate principal amount of $50,000. The Company received tranches for an aggregate principal total of $50,000. The Apr 2020 Note matures twelve (12) months from the effective dates of each respective tranche, such that the Apr 2020 Note matures on April 15, 2021, with an automatic extension of sixty (60) months from the effective date of each tranche. The Apr Note is convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of four (4) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Apr 2020 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the fourth business day (inclusive of the day of the conversion) until the shares are delivered. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Apr 2020 Note. The balance of the Apr 2020 Note as of September 30, 2022 was $50,000.

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

During the period ended September 30 2022, the Company recorded a net loss in change in derivative of $464,037 in the statement of operations due to the change in fair value of the remaining notes, for the period ended September 30, 2022.

For the three months ended September 30, 2022 and the year ended June 30, 2022, the fair value of the derivative liabilities are as follows;

	9/30/2022	6/30/2022

Derivative liability, convertible notes	$25,005,392	$24,528,774
Derivative liability, warrants	1,473,714	1,486,294
Total	$26,479,106	$26,015,068

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2022 AND 2021

6.	DERIVATIVE LIABILITIES (Continued)

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	3.92% - 4.25%
Stock volatility factor	87.0% - 170.0%
Weighted average expected option life	1 year - 5 years
Expected dividend yield	None

7.	MARKETABLE SECURITIES

As of September 30, 2022, the Company invested in corporate bonds and government bonds, which have been recognized in the financial statements at cost.

The Company considers corporate bonds and government bonds (“bonds”) as investments due to their ratings. The bonds are rated based on their default probability, health of the corporation’s debt structure, as well as the overall health of the economy. The bonds fall into the category as investments if they have a rating between AAA and BBB.

As of September 30, 2022, the components of the Company’s short -term investments are summarized as follows:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Cash	17,800,550	-	-	17,800,550	17,800,550	-
Subtotal	17,800,550	-		17,800,550	17,800,550	-
Level 1
U.S. Treasury bills	7,774,842	-	-	7,774,842	7,774,842	-
Subtotal	7,774,842	-	-	7,774,842	7,774,842	-
Level 2
U.S. Government	19,273,174	-	(112,832)	19,160,342	-	19,160,342
Corporate securities	6,821,683	-	(180,580)	6,641,103	-	6,641,103
Subtotal	26,094,857	-	(293,412)	25,801,445	-	25,801,445

Total	51,670,249	-	(293,412)	51,376,837	25,575,392	25,801,445

The Company has invested in bonds maturing from October 31, 2022 through August 16, 2023 that are held to maturity. The current trading prices or fair market value of the securities vary, and we believe any decline in fair value is temporary. All securities are current and not in default.

The following table summarizes the amortized cost of the held-to-maturity securities at September 30, 2022, aggregated by credit quality indicator.

Credit Quality Indicators for the Securities
AA/A	$28,904,420
BBB	$4,965,278
Total	$33,869,698

During the period ended September 30, 2022, the Company recognized interest income of $255,012 in the financial statements, which is recorded as part of investment income in the statement of operations.

8.	COMMITMENTS AND CONTINGENCIES

Effective October 1, 2022, the Company extended its research agreement with the University of Iowa through September 30, 2022. As consideration under the research agreement, the University of Iowa will receive a maximum of $343,984 from the Company in four equal installments. The agreement can be terminated by either party upon sixty (60) days prior written notice to the other.

Effective October 1, 2022, the Company extended its research agreement with the University of Michigan through September 30, 2023. As consideration under the research agreement, the University of Michigan will receive a maximum of $296,448, from the Company in four equal installments. In the event of early termination by the Sponsor, the Sponsor will pay all costs accrued by University as of the date of termination, including non-cancellable obligations.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2022 AND 2021

8.	COMMITMENTS AND CONTINGENCIES (Continued)

Effective December 2021, the Company entered into a marketing media campaign in the amount of $350,000. During the year ended June 30, 2022 the Company paid $262,500, the remaining balance of $87,500 was paid on July 11, 2022 leaving a zero balance as of September 30, 2022.

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

Three Months ended September 30, 2022

As of September 30, 2022, the Company reported an accrual associated with the CEO’s prior years’ salary in the amount of $211,750 for the current year, which is recorded in related party accrued expenses. The Company began accruing the salary in 2011 and used the funds for operating expenses. The CEO will be paid at a later date.

Three Months ended September 30, 2021

As of June 30, 2021, the Company reported an accrual associated with the CEO’s prior years’ salary in the amount of $211,750, plus current accrual of $9,833 for a total of $221,583, which is recorded in accrued expenses, related party. The Company began accruing the salary in 2011 and used the funds for operating expenses. The CEO will be paid during the fiscal year.

During the three months ended September 30, 2021, the Company redeemed 24,887,463 of the Company’s stock options to related parties for a total of $1,450,000

10.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and had the following subsequent events to report.

On October 1, 2022, the Company issued 1,933,852 shares of common stock upon cashless exercise of 3,071,412 options.

On October 18, 2022, the Company issued 120,000,000 shares of common stock upon conversion of principal in the amount $78,153, plus accrued interest of $35,847.

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

Because our process only requires sunlight and water, our technology can be installed near the point of hydrogen use. This eliminates the need for pipelines and trucks that result in high carbon emissions and high capital investment. Additionally, because our process directly uses the electrical charges created by sunlight to generate hydrogen, our nanoparticle technology does not rely on grid power or require the costly power electronics that conventional electrolyzers do. Lastly, our planned scalable system configuration of many individual hydrogen-generating panels ensures redundancy, security and stability.

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

A longtime development partner to SunHydrogen, The Iowa research team has worked over the past several years to lead the scale-up of our technology. Further, the addition of our Coralville, Iowa laboratory space has enabled us to hire several new senior engineers and chemists and accelerate our developmental targets toward commercialization.

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

The Iowa team has successfully met several key developmental milestones in the path to achieving a production-quality prototype of our nanoparticle technology, including the following:

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

Outside of our central research and development hub in Iowa, we have entered into a sponsored research agreement with the University of Michigan and further expanded our industrial partnerships across the U.S., Germany, South Korea, and Japan. Our current industrial partners include: SCHMID Group of Germany; MSC Co. LTD of South Korea; Geomatec of Japan; Ionomr Innovations of British Columbia; Chromis Technologies of New Jersey; Optimum Anode of California; and RuC2N of South Korea.

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

Looking ahead to the remainder of the year, we continue making progress toward the developmental targets we initially set for 2022, which include:

●	Successful fabrication of semiconductor units at production-quality prototype scales

●	Successful integration of membranes at production-quality prototype scales

●	Successful integration of catalysts at production-quality prototype scales

●	Successful testing and demonstration of production-quality prototype units

Most recently, we published the prototype design for the first-ever, production-quality prototype of our nanoparticle-based green hydrogen technology. The design incorporates all essential system elements in one unit, including our nanoparticle-based hydrogen panel, integrated with catalysts and membranes, and the entire flow system for water input and gas outlet. Our scientific team is currently evaluating a physical, working model of the published prototype design, and is preparing to demonstrate solar hydrogen production using this prototype.

Additionally, in October 2022 we were pleased to receive the India Patent Office’s decision to grant our patent “Multi-junction artificial photosynthetic cell with enhanced photovoltages.” The patent, which is currently active in the US, Australia, China and Europe, protects the foundation of our technology. Specifically, it protects our semiconductor design, which features high-density arrays of nano-sized, high-voltage solar cells.

We have a dedicated scientific and executive team, a growing number of respected industrial partners, and we will continue doing our best to push past setbacks or supply chain challenges that may come our way.

Additionally, we are pleased to share that in parallel to the ongoing development of our own technology, we are well-capitalized begin pursuing strategic investments in the hydrogen space. SunHydrogen is committed to furthering renewable hydrogen technology to grow the hydrogen ecosystem, and we are actively pursuing opportunities for investment and acquisition of complimentary hydrogen technologies. We are fortunate to have the resources to maximize our impact in this fast-growing industry.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2022, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2022, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements are disclosed in notes to the financial statements.

Results of Operations for the Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

Operating Expenses

Operating expenses for the three months ended September 30, 2022 were $638,703 compared to $599,766 for the three months ended September 30, 2021. The net increase of $38,937 in operating expenses consisted primarily of a decrease in officer salaries of $76,776, marketing of $18,693 and an overall increase in operating expenses of $56,532.

Other Income/(Expenses)

Other income and (expenses) for the three months ended September 30, 2022 were $(258,246), compared to $49,224,610 for the three months ended September 30, 2021. The decrease in other expenses of $49,482,856 was the result of a decrease in non-cash accounts associated with the net change in derivatives of $49,816,162, with an overall decrease in other expenses of $333,306.

Net Income/(Loss)

For the three months ended September 30, 2022, our net loss was $(896,949), compared to a net income of $48,624,844 for the three months ended September 30, 2021. The majority of the decrease in net loss of $49,521,793 was related primarily to the decrease in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2022, we had working capital of $23,845,136, compared to $24,865,577 as of June 30, 2022. This decrease in working capital of $1,020,441 was primarily due to an increase in net change in derivative liability, with a decrease in cash and cash equivalents.

Cash used in operating activities was $(281,544) for the three months ended September 30, 2022, compared to $(669,326) for the three months ended September 30, 2021. The decrease in cash used in operating activities was due to a decrease in officer salary and other expenses. The Company has had no revenues.

Cash used in investing activities during the three months ended September 30, 2022 and September 30, 2021 was $(1,824,549) and $(8,393,442), respectively. The decrease in cash used in investing activities was due to a decrease in securities investment.

Cash provided by financing activities during the three months ended September 30, 2022 and 2021 was S0, and $(1,450,000) respectively. The decrease in cash provided in financing activities was due to a decrease in redemption of related parties stock options.

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

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on October 7, 2022.

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

November 7, 2022	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)