Form 10-Q
period 2022-12-31
SUNHYDROGEN, INC.
filed 2023-02-14
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-54437

SUNHYDROGEN, INC.

(Name of registrant in its charter)

Nevada	26-4298300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

BioVentures Center, 2500 Crosspark Road, Coralville, IA 52241
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (805) 966-6566

10 E. Yanonali, Suite 36

Santa Barbara, CA 93101

Former address, if changed since last report

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

The number of shares of registrant’s common stock outstanding, as of February 14, 2023 was 4,474,813,461

SUNHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	December 31, 2022	June 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$19,820,651	$27,681,485
Marketable securities at cost	20,844,540	24,323,240
Short term investment in affiliate at fair value	15,120,635	-
Prepaid expense	-	2,526
Other receivable	14,868	14,868

TOTAL CURRENT ASSETS	55,800,694	52,022,119

OTHER ASSETS

AFFILIATE CONVERTIBLE NOTES RECEIVABLE
Convertible note receivable, affiliate	3,000,000	-

TOTAL NOTE RECEIVABLE	3,000,000	-

PROPERTY & EQUIPMENT
Machinery and equipment	33,814	-
Computers and peripherals	11,529	11,529
Vehicle	155,000	155,000
	200,343	166,529
Less: accumulated depreciation	(64,857)	(46,933)

NET PROPERTY AND EQUIPMENT	135,486	119,596

INTANGIBLE ASSETS
Domain, net of amortization of $5,109 and $4,931, respectively	206	384
Trademark, net of amortization of $657 and $601, respectively	486	542
Patents, net of amortization of $33,062 and $29,779, respectively	68,081	71,364

TOTAL INTANGIBLE ASSETS	68,773	72,290

TOTAL OTHER ASSETS	3,204,259	191,886

TOTAL ASSETS	$59,004,953	$52,214,005

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other payables	$248,810	$57,390
Accrued expenses	796	3,070
Accrued expenses, related party	-	211,750
Accrued interest on convertible notes	199,276	191,763
Derivative liabilities	25,073,232	26,015,069
Loan payable, related party	104,098	-
Convertible promissory notes	699,347	677,500

TOTAL CURRENT LIABILITIES	26,325,559	27,156,542

LONG TERM LIABILITIES
Loan payable, related party	90,761
Convertible promissory notes	50,000	150,000

TOTAL LONG TERM LIABILITIES	140,7961	150,000

TOTAL LIABILITIES	26,466,320	27,306,542

COMMIMENTS AND CONTINGENCIES (SEE NOTE 9)	-	-

Series C 10% Preferred Stock, 2,700 and 2,700 shares issued and outstanding, redeemable value of $270,000 and $270,000, respectively	270,000	270,000

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 10,000,000,000 authorized common shares 4,449,997,804 and 4,271,749,146 shares issued and outstanding, respectively	4,449,998	4,271,749
Additional Paid in Capital	107,063,659	103,311,733
Accumulated deficit	(79,245,024)	(82,946,019)

TOTAL SHAREHOLDERS’ EQUITY	32,268,633	24,637,463

TOTAL LIABILITIES, PREFERRED STOCK SUBJECT TO REDEEMPTION AND SHAREHOLDERS’ EQUITY	$59,004,953	$52,214,005

The accompanying notes are an integral part of these unaudited condensed financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling and Marketing	-	87,590	87,745	197,366
General and administrative expenses	3,276,042	353,885	3,511,149	680,470
Research and development cost	1,774,790	285,853	2,080,320	437,215
Depreciation and amortization	11,119	10,283	21,440	22,326

TOTAL OPERATING EXPENSES	5,061,951	737,611	5,700,654	1,337,377

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(5,061,951)	(737,611)	(5,700,654)	(1,337,377)

OTHER INCOME/(EXPENSES)
Investment income	161,834	17,184	397,727	34,207
Dividend expense	(6,750)	-	(13,500)	-
Unrealized gain on investments in affiliate	8,120,635	-	8,120,635	-

Loss on settlement of derivative liability	-	(841,596)	-	(841,596)
Gain (Loss) on change in derivative liability	1,405,874	26,135,397	941,837	75,487,522
Interest expense	(21,696)	(141,612)	(45,050)	(286,150)

TOTAL OTHER INCOME (EXPENSES)	9,659,897	25,169,373	9,401,649	74,393,983

NET INCOME	$4,597,946	$24,431,762	$3,700,995	$73,056,606

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$0.01	$0.00	$0.02

DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$0.00	$0.00	$0.01

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	4,382,210,756	4,029,789,187	4,327,586,883	4,015,076,087

DILUTED	5,385,011,715	5,304,670,650	5,330,387,842	5,289,957,550

The accompanying notes are an integral part of these unaudited condensed financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

	SIX MONTHS ENDED DECEMBER 31, 2021
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2021	-	$-	$-	3,849,308,495	$3,849,308	$88,560,321	$(172,976,952)	$(80,567,323)

Issuance of common stock for conversion of debt and accrued interest	-	-	-	180,480,692	180,481	(9,024)	-	171,457

Issuance of Series C preferred stock in exchange for fair value of convertible note	2,700	3	270,000	-	-	14,340,766	-	14,340,769

Redemption of related parties stock options	-	-	-	-	-	(1,450,000)	-	(1,450,000)

Net Income	-	-	-	-	-	-	73,056,606	73,056,606

Balance at December 31, 2021 (unaudited)	2,700	$3	$270,000	4,029,789,187	$4,029,789	$101,442,063	$(99,920,346)	$5,551,509

	SIX MONTHS ENDED DECEMBER 31, 2022
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	-	$-	$270,000	4,271,749,146	$4,271,749	$103,311,733	$(82,946,019)	$24,637,463

Issuance of common stock for conversion of debt and accrued interest	-	-	-	120,000,000	120,000	(6,000)	-	114,000

Issuance of common stock through a purchase agreement for cash	-	-	-	56,314,806	56,315	1,361,785	-	1,418,100

Issuance of common stock through a cashless exercise of stock options	-	-	-	1,933,852	1,934	30,941	-	32,875

Stock compensation for conversion of restricted stock awards	-	-	-	-	-	2,365,200	-	2,365,200

Net income	-	-	-	-	-	-	3,700,995	3,700,995

Balance at December 31, 2022 (unaudited)	-	$-	$270,000	4,449,997,804	$4,449,998	$107,063,659	$(79,245,024)	$32,268,633

The accompanying notes are an integral part of these unaudited condensed financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31 2022 AND 2021

(Unaudited)

	Six Months Ended
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$3,700,995	$73,056,606
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	21,440	22,326
Stock compensation expense for services through a cashless exercise	32,875	-
Net stock compensation expense for conversion of restricted stock awards	2,365,200	-
Loss on settlement of debt and derivative	-	841,596
Net (Gain) Loss on change in derivative liability	(941,837)	(75,487,522)
Unrealized gain on change in fair value of investment in affiliate	(8,120,635)	-
Amortization of debt discount recorded as interest expense	-	226,849
Change in assets and liabilities :
Prepaid expense	2,525	(3,580)
Accounts payable	191,420	(19,883)
Accrued expenses	(2,273)	2,838
Accrued interest on convertible notes	43,361	59,301

NET CASH USED IN OPERATING ACTIVITIES	(2,706,929)	(1,301,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Marketable securities purchased	(1,771,617)	-
Marketable securities redeemed	5,250,317	(8,653,392)
Purchase of investment in affiliate	(7,000,000)	-
Purchase of long term convertible note, affiliate	(3,000,000)	-
Purchase of tangible assets	(33,814)	-

NET CASH USED IN INVESTING ACTIVITIES:	(6,555,114)	(8,653,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from purchase agreements	1,418,100	-
Repayment of related party note payable	(16,891)
Redemption of related parties stock options	-	(1,450,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,401,209	(1,450,000)

NET DECREASE IN CASH	(7,860,834)	(11,404,861)

CASH, BEGINNING OF PERIOD	27,681,485	56,006,555

CASH, END OF PERIOD	$19,820,651	$44,601,694

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,688	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes , and accrued interest	$114,000	$171,457
Fair value of preferred stock in exchange for convertible note	$-	$14,340,769
Fair value of derivative liability removed	$-	$13,231,008
Fair value of stock options issued through a cashless exercise	$32,875	$-
Reclassification of related party accrued salary to loan payable	$211,750	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2022 AND 2021

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the six months ended December 31, 2022. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2022.

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

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of December 31, 2022, the cash balance in excess of the FDIC limits was $19,291,669. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Marketable Securities

The Company considers corporate bonds (“bonds”) as investments due to their ratings. The bonds are rated based on their default probability, health of the corporation’s debt structure, as well as the overall health of the economy. The bonds fall into the category as investments if they have a rating of AAA and BBB.

Corporate bonds and U.S. Treasuries are considered current, based on their liquidity. The investments are generally valued using quoted prices and are classified in Level 2 of the fair value hierarchy as prices are not always from active markets. We consider our investments held to maturity and we believe there are no other than temporary declines in fair value. Our investments are recorded at historical cost.

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

The Company recognized depreciation expense of $17,923 and $18,809 for the six months ended December 31, 2022 and 2021, respectively.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2022 AND 2021

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

	Useful Lives	12/31/2022	6/30/2022

Domain-gross	15 years	$5,315	$5,315
Less accumulated amortization		(5,109)	(4,931)
Domain-net		$206	$384

Trademark-gross	10 years	$1,143	$1,143
Less accumulated amortization		(657)	(601)
Domain-net		$486	$542

Patents-gross	15 years	$101,143	$101,143
Less accumulated amortization		(33,062)	(29,779)
Patents-net		$68,081	$71,364

The Company recognized amortization expense of $3,517 and $3,517 for the three months ended December 31, 2022 and 2021, respectively.

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

Six Months Ended December 30, 2022

The Company calculated the dilutive impact of 154,894,499 outstanding stock options, 94,895,239 common stock purchase warrants, and the convertible debt and accrued interest of $948,623, which is convertible into shares of common stock. The warrants and convertible debt were included because their impact is dilutive.

Six Months Ended December 31, 2021

The Company calculated the dilutive impact of 157,965,711 outstanding stock options, 94,895,239 common stock purchase warrants, and the convertible debt and accrued interest of $1,173,384, which is convertible into shares of common stock. The common stock purchase warrants were included in the calculation of net earnings per share, because their impact on income per share is dilutive.

	Six Months Ended
	December 31,
	2022	2021

Income (Loss) to common shareholders (Numerator)	$3,700,995	$73,056,606

Basic weighted average number of common shares outstanding (Denominator)	4,382,210,756	4,327,586,883

Diluted weighted average number of common shares outstanding (Denominator)	5,385,011,715	5,330,387,842

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2022 AND 2021

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Incentive Plan and Stock Options

On January 27, 2022, the Company adopted the 2022 Equity Incentive Plan, to enable the Company to attract and retain the types of employees, consultants, and directors who will contribute to the Company’s long-range success. The maximum number of shares of common stock that may be issued under the 2022 Plan is initially 400,000,000. The number of shares will automatically be increased on the first day of the Company’s fiscal year beginning in 2023 so that the total number of shares issuable will at all times equal fifteen percent (15%) of the Company’s fully diluted capitalization on the first day of the Company’s fiscal year, unless the Board adopts a resolution providing that the number of shares issuable under the 2022 Plan shall not be so increased.

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

As of December 31, 2022, there were 154,894,499 stock options issued, and a reserve of 46,741,308.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of December 31, 2022, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2022 AND 2021

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows on December 31, 2022 (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities measured at fair value December 31, 2022	37,251,082	1,580,712	$35,670,370	-
	$37,251,082	$1,580,712	$35,670,370	$-

Liabilities:
Derivative liabilities measured at fair value December 31, 2022	$25,073,232	$-	$-	$25,073,232

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2022	26,015,069
Gain on change in derivative liability	(941,837)
Balance as of December 31, 2022	$25,073,232

The derivative liability balance consisted of the derivative liabilities for convertible notes in the amount of $22,578,380 and warrants in the amount of $2,494,852 for an aggregate total of $25,073,232.

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $2,080,320 and $437,215 for the six months ended December 31, 2022 and 2021, respectively.

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

DECEMBER 31, 2022 AND 2021

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Reclassification of Expenses

Certain amounts in the 2021 financial statements have been reclassified to conform to the presentation used in the 2022 financial statements. There was no material effect on the Company’s previously issued financial statements.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited financial statements as of December 31, 2022.

3.	CAPITAL STOCK

Series C Preferred Stock

On December 15, 2021, the Company filed a certificate of designation of Series C Preferred Stock with the Secretary of State of Nevada, designating 17,000 shares of preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $100 and is convertible into shares of common stock of the Company at a conversion price equal to $0.00095. The Series C Preferred Stockholders are entitled to receive out of any funds and assets of the Company legally available prior and in preference to any declaration or payment of any dividend on the common stock of the Company, cumulative dividends, at an annual rate of 10% of the stated value, payable in cash or shares of common stock. In the event the Company declares or pays a dividend on its shares of common stock (other than dividend payable in shares of common stock), the holders of Series C Preferred Stock will also be entitled to receive payment of such dividend on an as-if-converted basis. The Series C Preferred Stock confers no voting rights on holders, except with respect to matters that materially and adversely affect the voting powers, rights or preferences of the Series C Preferred Stock or as otherwise required by applicable law.

The Company entered into a securities purchase agreement on December 15, 2021, with an accredited investor for an exchange of convertible debt to equity. Under the purchase agreement, the Company and investor acknowledged there was $187,800 of principal remaining under the note issued to the investor by the Company on February 3, 2017, plus $80,365 of accrued interest, representing a total aggregate note balance of $268,165. Pursuant to the purchase agreement, the Company sold to the investor 2,700 shares of the Company’s newly designated Series C Preferred Stock for a total purchase price of $268,165, and a loss on settlement of debt of $1,835. As of December 31, 2022, the Company had a total of 2,700 shares of Series C Preferred Stock outstanding with a fair value of $268,165, and a stated face value of one hundred dollars ($100) (“share value’) per share, convertible into shares of common stock of the Company. The stock was presented as mezzanine equity because it is redeemable at a fixed or determinable amount upon an event that is outside of the issuer’s control. Upon liquidation, dissolution and winding up of the Company, the holder of each outstanding share of Series C Preferred Stock shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders upon such liquidation, before any payments shall be made or any assets distributed to the holders of the common stock, the stated value of the Series C Preferred Shares plus any declared but unpaid dividends. No other current or future equity holders of the Company shall have higher priority of liquidation preference than holders of Series C Preferred Stock. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.00095.

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

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2022 AND 2021

3.	CAPITAL STOCK (Continued)

Six Months ended December 31, 2022

During the period ended December 31, 2022, the Company issued 120,000,000 shares of common stock upon conversion of convertible notes in the amount of $78,153 of principal, plus accrued interest of $35,847 based upon a conversion price of $0.00095 per share. The notes were converted per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

On November 11, 2022, the Company entered into a Purchase Agreement with an investor for a total of $45,000,000 to purchase shares of common stock. During the period ended December 31, 2022, the Company issued 56,314,806 shares of common stock for $1,450,000 under a purchase agreement at prices of $0.02504 - $0.02608, pursuant to the purchase notices received from the investor. The finance cost of $31,900 was deducted from the gross proceeds converted.

During the period ended December 31, 2022, a consultant exercised 3,071,412 shares of nonqualified stock options with an exercise price of $0.01 and a market price of $0.027 per share. Upon exercise of the stock options, the Company issued 1,933,852 shares of common stock through a cashless exercise at the price of $0.017 per share for compensation expense of $32,875.

Under the 2022 Equity Incentive Plan, one employee and one consultant were granted 40,000,000 restricted stock awards for services, of which 20,000,000 shares vested January 1, 2023 and 20,000,000 shares will vest January 1, 2024.

Six Months ended December 31, 2021

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

OPTIONS

On October 2, 2017, the Company granted non-qualified options to purchase 10,000,000 shares of common stock . Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. Of the 10,000,000 non-qualified options, one-third vest immediately, and one-third vest the second and third year, such that the options are fully vested with a maturity date of October 2, 2022 and are exercisable at an exercise price of $0.01 per share. During the period the 3,071, 412 options remaining were fully exercised. As of December 31, 2022, there are no remaining options outstanding.

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

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2022 AND 2021

4.	OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	12/31/2022		12/31/2021
		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	Of	exercise
	Options	price	Options	price
Outstanding, beginning of period	157,965,711	$0.01	182,853,174	$0.0089
Granted	-	-	-	-
Exercised	(3,071,212)	$0.01	-	-
Redemption of options	-	-	(24,887,463)	$0.0099
Outstanding, end of period	154,894,499	$0.0096	157,965,711	$0.0089
Exercisable at the end of period	154,894,499	$0.0096	157,965,711	$0.0089

During the six months ended December 31, 2022, a consultant exercised 3,071,412 nonqualified stock options through a cashless exercise for 1,933,852 shares, leaving a balance of 154,894,499 options outstanding. The options were fully vested and previously expensed accordingly.

During the six months ended December 31, 2021, the Company redeemed a total of 24,887,463 of the Company’s stock options from related parties for a total of $1,450,000. The options were bought back for the market price at the date of the buy-back less the exercise price of the grant. All options that were bought back were fully vested and previously expensed accordingly.

The company’s reasons for the option redemption action for CEO, Director, and consultant included:

●	Retention of said persons who had been with the company for years with no benefit of stock compensation due to volatility

●	This action allowed for more price stability in the stock.

●	Allowed the company to retain more shares in the equity incentive program established at the time.

The weighted average remaining contractual life of options outstanding as of December 31, 2022 and 2021 was as follows:

12/31/2022				12/31/2021
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$-	-	-	-	$0.0100	3,071,212	3,071,212	0.76
$0.0097	6,000,000	6,000,000	3.09	$0.0097	6,000,000	6,000,000	4.09
$0.0099	138,894,499	138,894,499	3.07	$0.0099	138,894,499	138,894,499	4.07
$0.0060	10,000,000	10,000,000	3.56	$0.0060	10,000,000	10,000,000	4.56
	154,894,499	154,894,499			157,965,711	157,965,711

WARRANTS

As of December 31, 2022, the Company had an aggregate of 94,895,239 common stock purchase warrants outstanding, with exercise prices ranging from $0.0938 - $0.13125 per share. The warrants were estimated at fair value on the date of issuance as calculated using the Black-Scholes valuation model. The derivative calculated on all warrants outstanding are include in the derivative liability (See Note 6). The warrants can be exercised over periods of three (3) to five (5) years.

A summary of the Company’s warrant activity and related information follows for the period ended December 31, 2022.

	12/31/2022
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding, beginning of period	94,895,239	$0.11
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	94,895,239	$0.11
Exercisable at the end of period	94,895,239	$0.11

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2022 AND 2021

4.	OPTIONS AND WARRANTS (Continued)

12/31/2022			Weighted Average
Exercise Price	Warrants Outstanding	Warrants Exercisable	Remaining Contractual Life (years)
$0.0938	16,800,000	16,800,000	0.42 - 1.0
$0.13125	6,666,667	6,666,667	3.16
$0.12	71,428,572	71,428,572	3.17
	94,895,239	94,895,239

At December 31, 2022, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2022, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$749,347
Less current portion	699,347
Total long-term liabilities	$50,000

Maturities of long-term debt for the next three years are as follows:

Period Ended December 31,	Amount
2023	$699,347
2025	50,000
$749,347

At December 31, 2022, the outstanding balance of the convertible promissory notes was $749,347.

The Company issued a 10% convertible promissory note on November 9, 2017 (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of $500,000. The Nov 2017 Note had a maturity date of November 9, 2018, with an automatic extension of sixty (60) months from the effective date of the note. The Nov 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the period ended December 31, 2022, the Company issued 120,000,000 shares of common stock upon the conversion of principal in the amount of $78,153, plus accrued interest of $35,847. As of December 31, 2022, the balance remaining was $99,347.

The Company issued a 10% convertible promissory note on June 27, 2018 (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of $500,000. The Jun 2018 Note matured on June 27, 2019, which was automatically extended for sixty (60) months from the effective date of the note. The Jun 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Jun 2018 Note as of December 31, 2022 was $500,000.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2022 AND 2021

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued a 10% convertible promissory note on August 10, 2018 (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note had a maturity date of August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note matures on August 10, 2023. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The balance of the Aug 2018 Note as of December 31, 2022 was $100,000.

On April 15, 2020, the Company issued a convertible promissory note (the “Apr 2020 Note”) to an investor in the aggregate principal amount of $50,000. The Company received tranches for an aggregate principal total of $50,000. The Apr 2020 Note matures twelve (12) months from the effective dates of each respective tranche, such that the Apr 2020 Note matures on April 15, 2021, with an automatic extension of sixty (60) months from the effective date of each tranche. The Apr Note is convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of four (4) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Apr 2020 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the fourth business day (inclusive of the day of the conversion) until the shares are delivered. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Apr 2020 Note. The balance of the Apr 2020 Note as of December 31, 2022 was $50,000.

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

During the period ended December 31, 2022, the Company recorded a net gain in change in derivative of $941,837 in the statement of operations due to the change in fair value of the remaining notes, for the period ended December 31, 2022.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2022 AND 2021

6.	DERIVATIVE LIABILITIES (Continued)

For the six months ended December 31, 2022 and the year ended June 30, 2022, the fair value of the derivative liabilities are as follows;

	12/31/2022	6/30/2022

Derivative liability, convertible notes	$22,578,380	$24,528,774
Derivative liability, warrants	2,494,852	1,486,294
Total	$25,073,232	$26,015,068

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	4.41% - 4.76%
Stock volatility factor	92.0% - 133.0%
Weighted average expected option life	1 year - 5 years
Expected dividend yield	None

7.	MARKETABLE SECURITIES

As of December 31, 2022, the Company invested in corporate bonds and government bonds, which have been recognized in the financial statements at cost.

The Company considers corporate bonds and government bonds (“bonds”) as investments due to their ratings. The bonds are rated based on their default probability, health of the corporation’s debt structure, as well as the overall health of the economy. The bonds fall into the category as investments if they have a rating between AAA and BBB.

As of December 31, 2022, the components of the Company’s cash, cash equivalents, short -term investments are summarized as follows:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Cash	18,239,939	-	-	18,239,939	18,239,939	-

Subtotal	18,239,939	-		18,239,939	18,239,939	-
Level 1
U.S. Treasury bills	1,580,712	-	-	1,580,712	1,580,712	-
Subtotal	1,580,712	-	-	1,580,712	1,580,712	-
Level 2

Marketable securities	20,844,540	-	(294,805)	20,549,735	-	20,549,735
Investment in affiliate	7,000,0000	8,120,635		15,120,635		15,120,635

Subtotal	27,844,540	8,120,635	(294,805)	35,670,370	-	35,670,370

Total	47,665,191	8,120,635	(294,805)	55,491,021	19,820,651	35,670,370

The Company has invested in bonds maturing from December 6, 2022 through August 16, 2023 that are held to maturity. The current trading prices or fair market value of the securities vary, and we believe any decline in fair value is temporary. All securities are current and not in default.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2022 AND 2021

7.	MARKETABLE SECURITIES (Continued)

The following table summarizes the amortized cost of the held-to-maturity securities at December 31, 2022, aggregated by credit quality indicator.

Credit Quality Indicators for the Securities
AA/A	$17,459,974
BBB	$4,965,278
Total	$22,425,252

During the period ended December 31, 2022, the Company recognized interest income of $397,727 in the financial statements, which is recorded as part of investment income in the statement of operations.

8.	INVESTMENTS IN SECURITIES -AFFILIATE AND CONVERTIBLE NOTES RECEIVABLE -AFFILIATE

On November 11, 2022, the Company entered into a subscription agreement with TECO2030 ASA, (TECO) a public limited company incorporated in Norway. Pursuant to the subscription agreement, the Company purchased 13,443,875 shares of TECO stock for an aggregate consideration of $7 million in USD, at an exchange rate of NOK 10.4094, and a convertible note of TECO for a subscription amount of $3 million in USD. The issuance of the convertible notes receivable is through a Tap Issue Addendum to TECO’s secured convertible notes agreement dated June 1, 2022, pursuant to which Nordic Trustee AS is acting as the security agent on behalf of the note holders. The convertible notes mature on June 1, 2025, and bears interest at the rate of 8% per annum paid quarterly in arrears and are convertible into shares of TECO at a rate of NOK 5.0868 per share.

The Company’s CEO is a director of TECO, as such TECO is considered an affiliate of the Company.

	Cost Basis	Unrealized Gain	Fair Value December 31, 2022
Short term investments in affiliate at fair value	$7,000,000	$8,120,635	$15,120,635

During the period ended December 31, 2022, the Company recognized an unrealized gain of $8,120,635 in the financial statements.

9.	COMMITMENTS AND CONTINGENCIES

Effective October 1, 2022, the Company extended its research agreement with the University of Iowa through September 30, 2023. As consideration under the research agreement, the University of Iowa will receive a maximum of $343,984 from the Company in four equal installments of $85,996. The agreement can be terminated by either party upon sixty (60) days prior written notice to the other.

Effective October 1, 2022, the Company extended its research agreement with the University of Michigan through September 30, 2023. As consideration under the research agreement, the University of Michigan will receive a maximum of $298,194, from the Company in four equal installments of $74,549. In the event of early termination by the Sponsor, the Sponsor will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations.

Effective December 2021, the Company entered into a marketing media campaign in the amount of $350,000, during the year ended June 30, 2022. The Company paid $262,500, and the remaining balance of $87,500 was paid on July 11, 2022 leaving a zero balance as of December 31, 2022.

The Company rented lab space with the University of Iowa as of February 2022. The monthly rent is a base of $1,468, plus an additional $500 for the rental of a lab on a month-to-month basis and is cancellable with a thirty (30) day notice. Due to the rental being month-to-month, ASC 842 lease accounting is not applicable.

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

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2022 AND 2021

10.	RELATED PARTY

Six Months ended December 31, 2022

As of December 31, 2022, the Company reported an accrual associated with the CEO’s prior years’ salary in the amount of $211,750 for the current year, which is recorded in related party accrued expenses. The Company began accruing the salary in 2011 and used the funds for operating expenses. During the period ended December 31, 2022, the accrued salary was reclassified as a loan from the CEO, with an interest rate of five percent (5%). The loan will be repaid with monthly payments of $9,290, including interest and principal over a two-year period. As of December 31, 2022, the balance remaining on the loan was $194,859.

Under the 2022 Equity Incentive Plan, two employees were granted 150,000,000 restricted stock awards for services, which vested immediately. The Company withheld 62,400,000 shares at a price of $0.027 to pay for the taxes owed by the employees in the amount of $1,684,800, and the remaining 87,600,000 shares priced at $0.027 per share in the amount of $2,365,200 in stock compensation reported in the financial statements.

During the six months ended December 31, 2022, a consultant exercised 3,071,412 nonqualified stock options through a cashless exercise for $32,875 in stock compensation expense reported in the financial statements.

Six Months ended December 31, 2021

During the six months ended December 31, 2021, the Company redeemed 24,887,463 of the Company’s stock options to related parties for a total of $1,450,000.

11.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and had the following subsequent events to report.

On January 24, 2023, the Company issued 12,112,404 shares of common stock for $250,000 under a purchase agreement at a purchase price of $0.02064.

On January 23, 2023, under the 2022 Equity Incentive Plan, the Company granted a Director 3,000,000 restricted stock awards for services, which vested immediately. These shares have not yet been issued.

On February 3, 2023, the Company issued 12,703,253 shares of common stock for $250,000 under a purchase agreement at a purchase price of $0.01968.

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

Additionally, in parallel to the ongoing development of our own technology, we are well-capitalized to begin pursuing synergistic strategic investments in the hydrogen space. SunHydrogen is committed to furthering renewable hydrogen technology to grow the hydrogen ecosystem, and we are actively pursuing opportunities for investment and acquisition of complimentary hydrogen technologies. We are fortunate to have the resources to maximize our impact in this fast-growing industry.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2022, the amounts reported for cash, investment in affiliate, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the six months ended December 31, 2022, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements are disclosed in notes to the financial statements.

Results of Operations for the Three Months Ended December 31, 2022 compared to Three Months Ended December 31, 2021

Operating Expenses

Operating expenses for the three months ended December 31, 2022 were $5,061,951 compared to $737,611 for the three months ended December 31, 2021. The net increase of $4,324,340 in operating expenses consisted primarily of an increase in salaries and research and development.

Other Income/(Expenses)

Other income and (expenses) for the three months ended December 31, 2022 were $9,659,897 compared to $25,169,373 for the three months ended December 31, 2021. The decrease in other expenses of $15,509,476 was the result of a decrease in gain on change in derivative liability.

Net Income/(Loss)

For the three months ended December 31, 2022, our net income was $4,597,946, compared to net income of $24,431,762 for the three months ended December 31, 2021. The majority of the decrease in net income of $19,833,816, was related primarily to the decrease in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations for the Six months ended December 31, 2022 compared to Six Months Ended December 31, 2021

Operating Expenses

Operating expenses for the six months ended December 31, 2022 were $5,700,654, compared to $1,337,377 for the six months ended December 31, 2021. The net increase of $4,363,277 in operating expenses consisted primarily of an increase in salaries and research and development.

Other Income/(Expenses)

Other income and (expenses) for the six months ended December 31, 2022 were $9,401,649, compared to $74,393,983 for the six months ended December 31, 2021. The decrease in other expenses of $64,992,334 was the result of a decrease in the fair value change in derivative liability.

Net Income/(Loss)

For the six months ended December 31, 2022, our net income was $3,700,995, compared to net income of $73,056,606 for the six months ended December 31, 2021. The majority of the decrease in net income of $69,355,611 was related primarily to the decrease in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2022, we had working capital of $29,475,135, compared to $24,865,577 as of June 30, 2022. This increase in working capital of $4, 609,558 was primarily due to an increase in cash.

Cash used in operating activities was $2,706,929 for the six months ended December 31, 2022, compared to $1,301,469 for the six months ended December 31, 2021. The increase in cash used in operating activities was due to an increase in salaries. The Company has had no revenues.

Cash used in investing activities during the six months ended December 31, 2022 and December 31, 2021 was $6,555,114 and $8,653,392, respectively. The decrease of $2,098,278 in investing activities was due to the redemption of the securities and the purchase of assets.

Cash provided by financing activities during the six months ended December 31, 2022 was $1,401,209, compared to cash used in financing activities of $(1,450,000) for the six months ended December 31, 2021. The increase in cash provided by financing activities was due to cash received for the purchase of common stock through a purchase agreement.

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

February 14, 2023	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)