Form 10-Q
period 2023-03-31
SUNHYDROGEN, INC.
filed 2023-05-15
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares of registrant’s common stock outstanding, as of May 15, 2023 was 4,801,519,802.

SUNHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	March 31, 2023	June 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$30,132,640	$27,681,485
Marketable securities at cost	10,205,158	24,323,240
Short term investment in affiliate at fair value	11,668,651	-
Prepaid expense	-	2,526
Other receivable	-	14,868

TOTAL CURRENT ASSETS	52,006,449	52,022,119

OTHER ASSETS

INVESTMENT
Convertible notes receivable, affiliate	3,000,000	-

TOTAL INVESTMENTS	3,000,000	-

PROPERTY & EQUIPMENT
Machinery and equipment	33,814	-
Computers and peripherals	11,529	11,529
Vehicle	155,000	155,000
	200,343	166,529
Less: accumulated depreciation	(74,163)	(46,933)

NET PROPERTY AND EQUIPMENT	126,180	119,596

INTANGIBLE ASSETS
Domain, net of amortization of $5,197 and $4,931, respectively	118	384
Trademark, net of amortization of $686 and $601, respectively	457	542
Patents, net of amortization of $34,703 and $29,779, respectively	66,440	71,364

TOTAL INTANGIBLE ASSETS	67,015	72,290

TOTAL OTHER ASSETS	3,193,195	191,886

TOTAL ASSETS	$55,199,644	$52,214,005

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other payables	$236,460	$57,390
Accrued expenses	3,708	3,070
Accrued expenses, related party	-	211,750
Accrued interest on convertible notes	169,359	191,763
Derivative liabilities	18,955,186	26,015,069
Loan payable, related party	78,558	-
Convertible promissory notes	600,000	677,500

TOTAL CURRENT LIABILITIES	20,043,271	27,156,542

LONG TERM LIABILITIES
Loan payable, related party	90,760	-
Convertible promissory notes	50,000	150,000

TOTAL LONG TERM LIABILITIES	140,760	150,000

TOTAL LIABILITIES	20,184,031	27,306,542

COMMIMENTS AND CONTINGENCIES (SEE NOTE 9)	-	-

Series C 10% Preferred Stock, 2,700 and 2,700 shares issued and outstanding, redeemable value of $270,000 and $0, respectively	270,000	270,000

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 10,000,000,000 authorized common shares 4,629,011,989 and 4,271,749,146 shares issued and outstanding, respectively	4,629,012	4,271,749
Additional Paid in Capital	107,618,971	103,311,733
Accumulated deficit	(77,502,370)	(82,946,019)

TOTAL SHAREHOLDERS’ EQUITY	34,745,613	24,637,463

TOTAL LIABILITIES, PREFERRED STOCK SUBJECT TO REDEEMPTION AND SHAREHOLDERS’ EQUITY	$55,199,644	$52,214,005

The accompanying notes are an integral part of these unaudited condensed financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling and Marketing	-	87,648	87,745	285,014
General and administrative expenses	500,455	1,268,755	4,011,604	1,949,225
Research and development cost	764,919	765,020	2,845,239	1,202,235
Depreciation and amortization	11,064	10,284	32,504	32,610

TOTAL OPERATING EXPENSES	1,276,438	2,131,707	6,977,092	3,469,084

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(1,276,438)	(2,131,707)	(6,977,092)	(3,469,084)

OTHER INCOME/(EXPENSES)
Investment income	507,991	128,224	951,646	183,124
Dividend expense	(6,750)	(1,176)	(20,250)	(1,176)
Unrealized gain (loss) on investments in affiliate	(3,451,984)	-	4,668,652	-
Realized gain(loss)	(24,617)	-	(24,617)	-
Loss on redemption of marketable securities	(104,035)	-	(149,962)	(20,693)
Gain on change in derivative liability	6,118,044	7,814,573	7,059,883	82,460,499
Interest expense	(19,561)	(131,610)	(64,611)	(417,759)

TOTAL OTHER INCOME (EXPENSES)	3,019,088	7,810,011	12,420,741	82,203,995

NET INCOME	$1,742,650	$5,678,304	$5,443,649	$78,734,911

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$0.00	$0.00	$0.02

DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$0.00	$0.00	$0.02

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	4,542,170,528	4,232,350,556	4,397,662,987	4,085,126,236

DILUTED	5,536,927,470	5,326,844,869	5,392,419,929	5,179,620,549

The accompanying notes are an integral part of these unaudited condensed financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2023 AND 2022

	NINE MONTHS ENDED MARCH 31, 2022
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2021	-	$-	$-	3,849,308,495	$3,849,308	$88,560,321	$(172,976,952)	$(80,567,323)

Issuance of common stock for cash	-	-	-	40,983,607	40,984	919,016	-	960,000

Issuance of common stock for conversion of debt and accrued interest	-	-	-	381,457,044	381,457	(19,073)	-	362,384

Issuance of Series C preferred stock in exchange for fair value of convertible note	-	3	270,000	-	-	14,340,766	-	14,340,769

Redemption of related parties stock options	-	-	-	-	-	(1,450,000)	-	(1,450,000)

Stock compensation	-	-	-	-	-	960,700	-	960,700

Net Income	-	-	-	-	-	-	78,734,911	78,734,911

Balance at March 31, 2022 (unaudited)	-	$-	$270,000	4,271,749,146	$4,271,749	$103,311,730	$(94,242,041)	$13,341,441

	NINE MONTHS ENDED MARCH 31, 2023
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	-	$-	$270,000	4,271,749,146	$4,271,749	$103,311,733	$(82,946,019)	$24,637,463

Issuance of common stock for conversion of debt and accrued interest	-	-	-	274,198,530	274,199	(13,710)	-	260,489

Issuance of common stock through a purchase agreement for cash	-	-	-	81,130,461	81,130	1,824,920	-	1,906,050

Issuance of common stock through a cashless exercise of stock options	-	-	-	1,933,852	1,934	30,941	-	32,875

Stock compensation for conversion of restricted stock awards	-	-	-	-	-	2,365,200	-	2,365,200

Stock compensation expense	-	-	-	-	-	99,887	-	99,887

Net income	-	-	-	-	-	-	5,443,649	5,443,649

Balance at March 31, 2023 (unaudited)	-	$-	$270,000	4,629,011,989	$4,629,012	$107,618,971	$(77,502,370)	$34,745,613

The accompanying notes are an integral part of these unaudited condensed financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Nine Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,443,649	$78,734,911
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	32,504	32,610
Stock based compensation expense	-	960,700
Stock compensation expense for services through a cashless exercise	32,875	-
Stock compensation expense for services	99,887	-
Net stock compensation expense for conversion of restricted stock awards	2,365,200	-
Loss on redemption of marketable securities	149,962
Loss on settlement of convertible note	-	1,835
Convertible note exchanged for preferred stock	-	268,165
Loss on settlement of debt and derivative	-	1,109,761
Net (Gain) Loss on change in derivative liability	(7,059,883)	(83,572,095)
Unrealized gain on investment in affiliate	(4,668,652)	-
Amortization of debt discount recorded as interest expense	-	337,808
Change in assets and liabilities:
Prepaid expense	17,394	-
Other asset	-	(14,868)
Accounts payable	179,071	127,909
Accrued expenses	639	(91,398)
Accrued interest on convertible notes	60,585	(106,897)

NET CASH USED IN OPERATING ACTIVITIES	(3,346,769)	(2,211,559)

CASH FLOWS FROM INVESTING ACTIVITIES
Marketable securities purchased	(6,475,678)	(10,648,389)
Marketable securities redeemed	20,443,798	-
Purchase of investment in affiliate	(7,000,000)	-
Purchase of long term convertible note, affiliate	(3,000,000)	-
Purchase of property and equipment	(33,814)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	3,934,306	(10,648,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from purchase agreements	1,906,050	960,000
Repayment of related party note payable	(42,432)	-
Redemption of related parties stock options	-	(1,450,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,863,618	(490,000)

NET INCREASE (DECREASE) IN CASH	2,451,155	(13,349,948)

CASH, BEGINNING OF PERIOD	27,681,485	56,006,555

CASH, END OF PERIOD	$30,132,640	$42,656,607

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$19,561	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes , and accrued interest	$260,489	$362,384
Fair value of preferred stock in exchange for convertible note	$-	$14,340,769
Fair value of derivative liability removed	$-	$13,231,008
Fair value of stock options issued through a cashless exercise	$32,875	$-
Reclassification of related party accrued salary to loan payable	$211,750	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2023 AND 2022

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ended June 30, 2023. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2022.

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

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of March 31, 2023, the cash balance in excess of the FDIC limits was $29,465,918. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

The Company recognized depreciation expense of $27,229 and $27,335 for the nine months ended March 31, 2023 and 2022, respectively.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2023 AND 2022

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

	Useful Lives	3/31/2023	6/30/2022

Domain-gross	15 years	$5,315	$5,315
Less accumulated amortization		(5,197)	(4,931)
Domain-net		$118	$384

Trademark-gross	10 years	$1,143	$1,143
Less accumulated amortization		(686)	(601)
Domain-net		$457	$542

Patents-gross	15 years	$101,143	$101,143
Less accumulated amortization		(34,703)	(29,779)
Patents-net		$66,440	$71,364

The Company recognized amortization expense of $5,275 and $5,275 for the nine months ended March 31, 2023 and 2022, respectively.

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

Nine Months Ended March 31, 2023

The Company calculated the dilutive impact of 209,394,499 outstanding stock options, 94,895,239 common stock purchase warrants, and the convertible debt and accrued interest of $819,359, which is convertible into shares of common stock. The warrants and convertible debt were included because their impact is dilutive.

Nine Months Ended March 31, 2022

The Company calculated the dilutive impact of 157,965,711 outstanding stock options, 94,895,239 common stock purchase warrants, and the convertible debt and accrued interest of $1,003,108, which is convertible into shares of common stock. The common stock purchase warrants were included in the calculation of net earnings per share, because their impact on income per share is dilutive.

	Nine Months Ended
	March 31,
	2023	2022

Income (Loss) to common shareholders (Numerator)	$5,443,649	$78,734,911

Basic weighted average number of common shares outstanding (Denominator)	4,382,210,756	4,085,126,236

Diluted weighted average number of common shares outstanding (Denominator)	5,385,011,715	5,179,620,549

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2023 AND 2022

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Incentive Plan and Stock Options

On January 27, 2022, the Company adopted the 2022 Equity Incentive Plan, to enable the Company to attract and retain the types of employees, consultants, and directors who will contribute to the Company’s long-range success. The maximum number of shares of common stock that may be issued under the 2022 Plan is initially 400,000,000. The number of shares will automatically be increased on the first day of the Company’s fiscal year beginning in 2023 so that the total number of shares issuable will at all times equal fifteen percent (15%) of the Company’s fully diluted capitalization on the first day of the Company’s fiscal year, unless the Board adopts a resolution providing that the number of shares issuable under the 2022 Plan shall not be so increased. During the period ended March 31, 2023, the Company granted options to purchase 33,000,000 stock options, with 23,000,000 vesting on January 31, 2023 and 10,000,000 options will vest on January 1, 2024.

As of March 31, 2023, under the 2022 Equity Incentive Plan, there were 23,000,000 stock options issued and a reserve of 377,000,000.

Equity Incentive Plan

On December 17, 2018, the Board of Directors approved and adopted the 2019 Equity Incentive Plan (“the Plan”), with 300,000,000 shares reserved for issuance pursuant to the Plan. The purpose of the Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The awards are performance-based compensation that are granted under the Plan as incentive stock options (ISO) or nonqualified stock options. The per share exercise price for each option shall not be less than 100% of the fair market value of a share of common stock on the date of grant of the option. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing cost. The Company accounts for stock option grants issued and vesting to employees and non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date. The Company granted options to purchase 170,000,000 shares of common stock options on January 23, 2019. On July 29, 2022, the Company granted restricted stock awards of 21,500,000 shares to an employee for services, which vested on March 30, 2023.

As of March 31, 2023, under the 2019 Equity Incentive Plan, there were 176,394,499 stock options issued, and a reserve of 25,241,308.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of March 31, 2023, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2023 AND 2022

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$16,845,517	$16,845,517	$-	$-
Marketable securities measured at fair value March 31, 2023	$21,873,810	$-	$21,873,810	$-
	$38,719,327	$16,845,517	$21,873,810	$-

Liabilities:
Derivative liabilities measured at fair value March 31, 2023	$18,955,186	$-	$-	$18,955,186

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2022	$26,015,069
Gain on change in derivative liability	(7,059,883)
Balance as of March 31, 2023	$18,955,186

The derivative liability balance consisted of the derivative liabilities for convertible notes in the amount of $18,012,870 and warrants in the amount of $942,316 for an aggregate total of $18,955,186.

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $2,845,239 and $1,202,235 for the nine months ended March 31, 2023 and 2022, respectively.

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

MARCH 31, 2023 AND 2022

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification of Expenses

Certain amounts in the 2022 financial statements have been reclassified to conform to the presentation used in the 2023 financial statements. There was no material effect on the Company’s previously issued financial statements.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited financial statements as of March 31, 2023.

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

The Company entered into a securities purchase agreement on December 15, 2021, with an accredited investor for an exchange of convertible debt to equity. Under the purchase agreement, the Company and investor acknowledged there was $187,800 of principal remaining under the note issued to the investor by the Company on February 3, 2017, plus $80,365 of accrued interest, representing a total aggregate note balance of $268,165. Pursuant to the purchase agreement, the Company sold to the investor 2,700 shares of the Company’s newly designated Series C Preferred Stock for a total purchase price of $268,165, and a loss on settlement of debt of $1,835. As of March 31, 2023, the Company had a total of 2,700 shares of Series C Preferred Stock outstanding with a fair value of $268,165, and a stated face value of one hundred dollars ($100) (“share value’) per share, convertible into shares of common stock of the Company. The stock was presented as mezzanine equity because it is redeemable at a fixed or determinable amount upon an event that is outside of the issuer’s control. Upon liquidation, dissolution and winding up of the Company, the holder of each outstanding share of Series C Preferred Stock shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders upon such liquidation, before any payments shall be made or any assets distributed to the holders of the common stock, the stated value of the Series C Preferred Shares plus any declared but unpaid dividends. No other current or future equity holders of the Company shall have higher priority of liquidation preference than holders of Series C Preferred Stock. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.00095.

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

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2023 AND 2022

3.	CAPITAL STOCK (Continued)

Nine months ended March 31, 2023

During the nine months ended March 31, 2023, the Company issued 274,198,530 shares of common stock upon conversion of convertible notes in the amount of $177,500 of principal, plus accrued interest of $82,989 based upon a conversion price of $0.00095 per share. The notes were converted per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

On November 11, 2022, the Company entered into a Purchase Agreement with an investor for a total of $45,000,000 to purchase shares of common stock. During the nine months ended March 31, 2023, the Company issued 81,130,461 shares of common stock for $1,950,000 under a purchase agreement at prices of $0.01968 - $0.02608, pursuant to the purchase notices received from the investor. The finance cost of $43,950 was deducted from the gross proceeds converted, with net proceeds of $1,906,050

During the nine months ended March 31, 2023, a consultant exercised 3,071,412 nonqualified stock options with an exercise price of $0.01 and a market price of $0.027 per share. Upon exercise of the stock options, the Company issued 1,933,852 shares of common stock through a cashless exercise at the price of $0.017 per share for compensation expense of $32,875.

During the nine months ended March 31, 2023, two employees were granted 150,000,000 restricted stock awards for services, which vested immediately. The Company withheld 62,400,000 shares at a price of $0.027 to pay for the taxes owed by the employees in the amount of $1,684,800, and the remaining 87,600,000 shares priced at $0.027 per share in the amount of $2,365,200 in stock compensation was reported in the financial statements.

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

OPTIONS

On October 2, 2017, the Company granted non-qualified options to purchase 10,000,000 shares of common stock. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. Of the 10,000,000 non-qualified options, one-third vest immediately, and one-third vest the second and third year, such that the options are fully vested with a maturity date of October 2, 2022 and are exercisable at an exercise price of $0.01 per share. During the period the 3,071, 412 options remaining were fully exercised. As of March 31,2023, there are no remaining options outstanding.

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

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2023 AND 2022

4.	OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	3/31/2023		3/31/2022
		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	Of	exercise
	Options	price	Options	price
Outstanding, beginning of period	157,965,711	$0.0089	157,965,711	$0.0089
Granted	54,500,000	$0.025	-	-
Exercised	(3,071,212)	$0.01	-	-
Redemption of options	-	-
Outstanding, end of period	209,394,499	$0.0124	157,965,711	$0.0089
Exercisable at the end of period	199,394,499	$0.0124	157,965,711	$0.0089

Nine months ended March 31, 2023

During the nine months ended March 31, 2023, a consultant exercised 3,071,412 nonqualified stock options through a cashless exercise for 1,933,852 shares. The options were fully vested and previously expensed accordingly.

Under the 2019 Equity Incentive Plan, an employee was granted 21,500,000 restricted stock awards at a price of $0.025 per share for services, which vested on March 30, 2023. The Company recorded stock compensation expense of $74,201 reported in the financial statements.

Under the 2022 Equity Incentive Plan, an employee, a director and consultant were granted 33,000,000 restricted stock awards at a price of $0.025 per share for services, whereby, 23,000,000 shares vested on January 1, 2023 and 10,000,000 will vest on January 1, 2024. The Company recorded stock compensation expense of $25,686, reported in the financial statements.

Nine months ended March 31, 2022

The Company calculated the dilutive impact of the 157,965,711 outstanding stock options of 94,895,239 common stock purchase warrants of, and the convertible debt and accrued interest of $1,003,108, which is convertible into shares of common stock. The common stock purchase warrants and convertible debt were included because their impact on income per share is dilutive.

The weighted average remaining contractual life of options outstanding as of March 31, 2023 and 2022 was as follows:

3/31/2023				3/31/2022
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
-	-	-	-	$0.0100	3,071,212	3,071,212	0.76
$0.025	10,000,000	-	7.76	-	-	-	-
$0.025	23,000,000	23,000,000	6.76	-	-	-	-
$0.025	21,500,000	21,500,000	7.0	-	-	-	-
$0.0097	6,000,000	6,000,000	3.09	$0.0097	6,000,000	6,000,000	4.09
$0.0099	138,894,499	138,894,499	3.07	$0.0099	138,894,499	138,894,499	4.07
$0.0060	10,000,000	10,000,000	3.56	$0.0060	10,000,000	10,000,000	4.56
	209,394,499	199,394,499			157,965,711	157,965,711

WARRANTS

As of March 31, 2023, the Company had an aggregate of 94,895,239 common stock purchase warrants outstanding, with exercise prices ranging from $0.0938 - $0.13125 per share. The warrants were estimated at fair value on the date of issuance as calculated using the Black-Scholes valuation model. The derivative calculated on all warrants outstanding are include in the derivative liability (See Note 6). The warrants can be exercised over periods of three (3) to five (5) years.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2023 AND 2022

4.	OPTIONS AND WARRANTS (Continued)

A summary of the Company’s warrant activity and related information follows for the period ended March 31, 2023

	12/31/2022
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding, beginning of period	94,895,239	$0.11
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	94,895,239	$0.11
Exercisable at the end of period	94,895,239	$0.11

3/31/2023			Weighted Average
Exercise Price	Warrants Outstanding	Warrants Exercisable	Remaining Contractual Life (years)
$0.0938	16,800,000	16,800,000	0.18 - 0.75
$0.13125	6,666,667	6,666,667	2.91
$0.12	71,428,572	71,428,572	2.92
	94,895,239	94,895,239

At March 31, 2023, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2023, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$650,000
Less current portion	600,000
Total long-term liabilities	$50,000

Maturities of long-term debt for the next three years are as follows:

Period Ended March 31,	Amount
2024	$600,000
2026	50,000
$650,000

At March 31, 2023, the outstanding balance of the convertible promissory notes was $749,347.

The Company issued a 10% convertible promissory note on November 9, 2017 (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of $500,000. The Nov 2017 Note had a maturity date of November 9, 2018, with an automatic extension of sixty (60) months from the effective date of the note. The Nov 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the nine months ended March 31, 2023, the Company issued 274,198,530 shares of common stock upon the conversion of principal in the amount of $177,500, plus accrued interest of $82,989. As of March 31, 2023, the balance remaining was $0.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2023 AND 2022

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued a 10% convertible promissory note on June 27, 2018 (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of $500,000. The Jun 2018 Note matured on June 27, 2019, which was automatically extended for sixty (60) months from the effective date of the note. The Jun 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Jun 2018 Note as of March 31, 2023 was $500,000.

The Company issued a 10% convertible promissory note on August 10, 2018 (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note had a maturity date of August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note matures on August 10, 2023. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The balance of the Aug 2018 Note as of March 31, 2023 was $100,000.

On April 15, 2020, the Company issued a convertible promissory note (the “Apr 2020 Note”) to an investor in the aggregate principal amount of $50,000. The Company received tranches for an aggregate principal total of $50,000. The Apr 2020 Note matures twelve (12) months from the effective dates of each respective tranche, such that the Apr 2020 Note matures on April 15, 2021, with an automatic extension of sixty (60) months from the effective date of each tranche. The Apr Note is convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of four (4) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Apr 2020 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the fourth business day (inclusive of the day of the conversion) until the shares are delivered. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Apr 2020 Note. The balance of the Apr 2020 Note as of March 31, 2023 was $50,000.

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

During the nine months ended March 31, 2023, the Company recorded a net gain in change in derivative of $7,059,883 in the statement of operations due to the change in fair value of the remaining notes, for the period ended March 31, 2023.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2023 AND 2022

6.	DERIVATIVE LIABILITIES (Continued)

For the nine months ended March 31, 2023 and the year ended June 30, 2022, the fair value of the derivative liabilities are as follows;

	3/31/2023	6/30/2022

Derivative liability, convertible notes	$18,012,870	$24,528,774
Derivative liability, warrants	942,316	1,486,294
Total	$18,955,186	$26,015,068

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice formula. The significant assumptions used in the Binomial lattice formula of the derivatives are as follows:

Risk free interest rate	4.06% - 4.97%
Stock volatility factor	41.0% - 90.0%
Weighted average expected option life	1 year - 5 years
Expected dividend yield	None

7.	CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND INVESTMENT IN AFFILIATE

As of March 31, 2023, the Company invested in corporate bonds and government bonds, which have been recognized in the financial statements at cost.

The Company considers corporate bonds and government bonds (“bonds”) as investments due to their ratings. The bonds are rated based on their default probability, health of the corporation’s debt structure, as well as the overall health of the economy. The bonds fall into the category as investments if they have a rating between AAA and BBB.

As of March 31, 2023, the components of the Company’s cash, cash equivalents, short -term investments are summarized as follows:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Cash	$13,287,123	$-	$-	$-	$13,287,123	$-

Subtotal	13,287,123	-	-	-	13,287,123	-
Level 1
U.S. Treasury bills and Obligations	16,845,517	-	-	-	16,845,517	-
Subtotal	16,845,517	-	-	-	16,845,517	-
Level 2

U.S. Treasury bonds	7,017,118		(3,849)	7,013,269		7,017,118
Corporate securities	3,188,040	-	(90,233)	3,097,806	-	3,188,040
Investment in affiliate	7,000,000	4,668,652	-	11,668,652	-	11,668,652

Subtotal	17,205,158	4,668,652	(94,083)	21,779,727	-	21,873,810

Total	$47,337,798	$4,668,652	$(94,083)	$21,779,727	$30,132,640	$21,873,810

The Company has invested in bonds, which mature from April 4, 2023 through August 16, 2023, and are held to maturity. The current trading prices or fair market value of the securities vary, and we believe any decline in fair value is temporary. All securities are current and not in default.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2023 AND 2022

7.	MARKETABLE SECURITIES (Continued)

The following table summarizes the amortized cost of the held-to-maturity securities at March 31, 2023, aggregated by credit quality indicator.

Credit Quality Indicators for the Securities
AA/A
US Treasury Obligations	$2,630,000
US Treasury Bills	14,215,517
US Treasury Notes and Bonds	7,017,118
Corporate Securities	1,856,405
BBB
Corporate Securities	1,331,635
Total	$27,050,675

During the nine months ended March 31, 2023, the Company recognized interest income pertaining to the investments of $893,730 in the financial statements, which is recorded as part of investment income in the statement of operations.

8.	INVESTMENTS IN SECURITIES -AFFILIATE AND CONVERTIBLE NOTES RECEIVABLE -AFFILIATE

The Company over the past year has considered many companies in the hydrogen space for strategic investments, and believed that TECO2030’s fuel cell technology, designed with their development partner AVL, has shown incredible potential to become a key player in the fuel cell market.

On November 11, 2022, the Company (“SunHydrogen”) entered into a subscription agreement with TECO2030 ASA, (TECO) a public limited company incorporated in Norway. Pursuant to the subscription agreement, the Company purchased 13,443,875 shares of TECO stock for an aggregate consideration of $7 million in USD, at an exchange rate of NOK 10.4094. The stocks purchased are adjusted to fair value at the end of each period.

The Company purchased a convertible note of TECO for a subscription amount of $3 million in USD. The issuance of the convertible note receivable is through a Tap Issue Addendum to TECO’s secured convertible notes agreement dated June 1, 2022, pursuant to which Nordic Trustee AS is acting as the security agent on behalf of the note holders. The convertible note mature on June 1, 2025, and bears interest at the rate of 8% per annum paid quarterly in arrears and are convertible into shares of TECO at a rate of NOK 5.0868 per share. For the period ended March 31, 2023, the Company recognized interest income of $57,916 in the financial statements.

The CEO of SunHydrogen is a director of TECO, as such TECO is considered an affiliate of the Company.

	Cost Basis	Unrealized Gain	Fair Value March 31, 2023
Short term investments in affiliate at fair value	$7,000,000	$4,668,652	$11,668,652

During the nine months ended March 31, 2023, the Company recognized an unrealized gain of $4,668,652 in the financial statements,

9.	COMMITMENTS AND CONTINGENCIES

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

Effective December 2021, the Company entered into a marketing media campaign in the amount of $350,000, during the year ended June 30, 2022. The Company paid $262,500, and the remaining balance of $87,500 was paid on July 11, 2022 leaving a zero balance as of March 31, 2023.

The Company rented lab space with the University of Iowa as of February 2022. The monthly rent was $1,468, plus an additional $500 for the rental of a lab on a month-to-month basis and is cancelable with a thirty (30) day notice. During the period the Company increased the space needed for its’ lab work for a monthly rental of $5,468 per month. Due to the rental being month-to-month, ASC 842 lease accounting is not applicable.

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

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2023 AND 2022

10.	RELATED PARTY

As of December 31, 2022, the Company reported an accrual associated with the CEO’s prior years’ salary in the amount of $211,750 for the current year, which is recorded in related party accrued expenses. The Company began accruing the salary in 2011 and used the funds for operating expenses. During the period ended December 31, 2022, the accrued salary was reclassified as a loan from the CEO, with an interest rate of five percent (5%). The loan will be repaid with monthly payments of $9,290, including interest and principal over a two-year period. As of March 31, 2023, the balance remaining on the loan was $169,359.

Under the 2019 Equity Incentive Plan, an employee was granted 21,500,000 restricted stock awards at a price of $0.025 per share for services, which vested on March 30, 2023. The Company recorded stock compensation expense of $77,703 reported in the financial statements.

Under the 2022 Equity Incentive Plan, an employee, a director and consultant were granted 33,000,000 restricted stock awards at a price of $0.025 per share for services, which vested on January 1, 2023 and 2024. The Company recorded stock compensation expense of $52,307, reported in the financial statements.

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

During the nine months ended March 31, 2023, a consultant exercised 3,071,412 nonqualified stock options through a cashless exercise for $32,875 in stock compensation expense reported in the financial statements.

On November 11, 2022, the Company (“SunHydrogen”) entered into a subscription agreement with TECO2030 ASA, (TECO) a public limited company incorporated in Norway. Pursuant to the subscription agreement, the Company purchased 13,443,875 shares of TECO stock for an aggregate consideration of $7 million in USD, at an exchange rate of NOK 10.4094.The stocks purchased are adjusted to fair value at the end of each period.

The Company purchased a convertible note of TECO for a subscription amount of $3 million in USD. The issuance of the convertible note receivable is through a Tap Issue Addendum to TECO’s secured convertible notes agreement dated June 1, 2022, pursuant to which Nordic Trustee AS is acting as the security agent on behalf of the note holders. The convertible note mature on June 1, 2025, and bears interest at the rate of 8% per annum  paid quarterly in arrears and are convertible into shares of TECO at a rate of NOK 5.0868 per share.  During the period ended March 31, 2023, the Company recognized interest income of $57,916 in the financial statements.

The CEO of SunHydrogen is a director of TECO, as such TECO is considered an affiliate of the Company .

11.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855 and had the following subsequent events to report.

On April 7, 2023, the Company filed an amended and restated certificate of designation of Series C Preferred Stock (the “Certificate of Designation”), with the Secretary of State of Nevada, designating 12,000 shares of preferred stock as Series C Preferred Stock. The Series C Preferred Stock has a stated value of $100 per share and is convertible into shares of common stock of the Company at a conversion price equal to $0.00095.

On April 15, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor. Under the Purchase Agreement, the Company and investor acknowledge there was an aggregate of $550,000 of principal outstanding under the notes issued to the investor by the Company on November 10, 2017, June 27, 2018, and April 15, 2020, plus $126,455 of accrued interest, representing a total aggregate note balance of $676,455 (the “Note”). Pursuant to the Purchase Agreement, the Company issued and sold to the investor 6,765 shares of the Company’s Series C Preferred Stock for a total purchase price of $676,455. The investor tendered the Note to the Company for cancellation and agreed to forego all future accrued interest under the Note, as the total purchase price for the shares.

During the month of April 2023, the Company issued 132,100,000 shares of restricted stock under the Company’s equity compensation plans valued at prices ranging, from $0.025 - $0.027 per share.

On April 18, 2023, the Company issued 9,375,000 shares of common stock per the purchase notice at a price of $0.016 per share in the amount of $150,000 according to the purchase agreement.

On April 27, 2023, the Company issued 12,757,957 shares of common stock per the purchase notice at a price of $0.01556 per share in the amount of $198,514, according to the purchase agreement.

On May 3, 2023, the Company issued 18,274,854 shares of common stock per the purchase notice at a price of $0.01368 per share in the amount of $250,000, according to the purchase agreement.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2023, the amounts reported for cash, investment in affiliate, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the nine months ended March 31, 2023, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements are disclosed in notes to the financial statements.

Results of Operations for the Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

Operating Expenses

Operating expenses for the three months ended March 31, 2023 were $1,325,255 compared to $2,131,707 for the three months ended March 31, 2022. The net decrease of $806,452 in operating expenses consisted primarily of a decrease in noncash stock compensation expense.

Other Income/(Expenses)

Other income and (expenses) for the three months ended March 31, 2023 were $3,019,088 compared to $7,810,011 for the three months ended March 31, 2023. The decrease in other expenses of $4,790,923 was the result of a decrease in gain on change in derivative liability, and an increase in unrealized loss on investment in affiliate.

Net Income/(Loss)

For the three months ended March 31, 2023, our net income was $1,693,833, compared to net income of $5,678,304 for the three months ended March 31, 2022. The majority of the decrease in net income of $3,984,471, was related primarily to the decrease in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations for the Nine Months ended March 31, 2023 compared to Nine Months Ended March 31, 2022

Operating Expenses

Operating expenses for the nine months ended March 31, 2023 were $6,977,092, compared to $3,469,084 for the nine months ended March 31, 2022. The net decrease of $3,508,008 in operating expenses consisted primarily of a decrease in salaries and research and development.

Other Income/(Expenses)

Other income and (expenses) for the nine months ended March 31, 2023 were $12,420,741, compared to $82,203,995 for the nine months ended March 31, 2022. The decrease in other expenses of $69,783,254 was the result of a decrease in the fair value change in derivative liability and the unrealized gain on investment in affiliate.

Net Income/(Loss)

For the nine months ended March 31, 2023, our net income was $5,443,649, compared to net income of $78,734,911 for the nine months ended March 31, 2022. The majority of the decrease in net income of $73,291,262 was related primarily to the decrease in net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2023, we had working capital of $31,963,178, compared to $24,865,577 as of June 30, 2022. This increase in working capital of $7,097,601 was primarily due to an increase in cash.

Cash used in operating activities was $3,346,769 for the nine months ended March 31, 2023, compared to $2,211,559 for the nine months ended March 31, 2022. The increase in cash used in operating activities was due to an increase in salaries and research and development. The Company has had no revenues.

Cash provided by (used in) investing activities during the nine months ended March 31, 2023 and March 31, 2022 was $3,934,306 and $(10,648,389), respectively. The increase of $14,582,695 in investing activities was due to the redemption of the securities and the purchase of assets.

Cash provided by financing activities during the nine months ended March 31, 2023 was $1,863,618, compared to cash used in financing activities of $(490,000) for the nine months ended March 31, 202. The increase in cash provided by financing activities was due to income received through the investment in securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1*	Purchase Agreement
31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*
32.1**	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350**
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2023	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)