Form 10-K
period 2023-06-30
SUNHYDROGEN, INC.
filed 2023-09-29
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the registrant as of the last business day of its most recently completed second fiscal quarter was approximately $111,249,945.

The number of shares of registrant’s common stock outstanding, as of September 28, 2023 was 5,061,034,972.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

Item 1. Business.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to “SunHydrogen”, the “Company”, “we”, “us”, or “our” refer to SunHydrogen, Inc.

Overview

At SunHydrogen, our goal is to replace fossil fuels with clean, renewable hydrogen.

Hydrogen is the most abundant chemical element in the universe. When hydrogen fuel is used to power transportation and industry, the only byproduct left behind is pure water, unlike hydrocarbon fuels such as oil, coal and natural gas that emit carbon dioxide and other harmful pollutants into the atmosphere. However, naturally occurring elemental hydrogen is rare – so rare, in fact, that today about 95% of all hydrogen is produced from steam reforming of natural gas (Source: US Department of Energy, Hydrogen Fuel Basics). This process is both economically and environmentally unsound.

We are developing a technology that we believe has the potential to offer an efficient and cost-effective way to produce truly green hydrogen using sunlight and any source of water. Just like a solar panel is comprised of multiple cells that generate electricity, our hydrogen panel encases multiple hydrogen generators immersed in water. Each hydrogen generator contains billions of electroplated nanoparticles, autonomously splitting water into hydrogen and oxygen. Our technology has the potential to be one of – if not the most – economical green hydrogen solutions: Unlike traditional water electrolysis for hydrogen, our process requires no external power other than sunlight and uses efficient and low-cost materials.

We believe renewable hydrogen has already proven itself to be a key solution in helping the world meet climate targets, and we believe our technology potentially offers solutions to the challenges that the hydrogen future presents, including cost of production and transportation. Many of today’s green hydrogen producers transport their product over long distances, so although the hydrogen itself is green, the delivery and transport infrastructure comes with a high carbon footprint and a significant capital investment. The SunHydrogen solution is fully self-contained, offering on-site solar hydrogen generation and local distribution to eliminate carbon footprint altogether and significantly reduce capital investments for transport and delivery.

Additionally, because our process directly uses the electrical charges created by sunlight to generate hydrogen, our nanoparticle technology does not rely on grid power or require the costly power electronics that conventional electrolyzers do.

With a target cost of $2.50/kg., we believe our solution has the potential to clear a path for green hydrogen to compete with natural gas hydrogen and gain mass market acceptance as a true replacement for fossil fuels.

Our technology is primarily developed at our independent laboratory in Coralville, Iowa. Development efforts are also aided by our sponsored research agreements with the University of Iowa and the University of Michigan, and by our relationships with specialized industry partners.

The 2023 fiscal year saw our Coralville, Iowa laboratory space grow with the addition of talented engineers and chemists, state-of-the-art equipment, and a demonstration-ready setup fit for presenting our process to new and existing industrial partners.

Led by Chief Scientific Officer Dr. Syed Mubeen and Director of Technology Dr. Joun Lee, our Iowa team is focused on building tandem photoelectrosynthetic heterostructures (nanoparticle-based tandem semiconductor units) and evaluating their manufacturability at scales relevant for commercialization. This involves porous substrate fabrication and development of SunHydrogen’s two proprietary semiconductor nanoparticle units within these porous substrates (dual junction devices).

In the past year, our Iowa team has achieved several key milestones toward commercialization. Namely, we have:

(1) Unveiled the largest version to-date of SunHydrogen’s nanoparticle-based green hydrogen technology, featuring 16-times more hydrogen generator area than the previous small-scale model. The 1.5 sq. ft. prototype is currently the only self-contained nanoparticle-based hydrogen generation device of its kind that splits water molecules into high-purity hydrogen and oxygen using the sun’s energy.

(2) Achieved open circuit photovoltages over 0.9 volts with a single-junction semiconductor unit; open circuit photovoltages over 1.8 volts with a dual-junction semiconductor unit; and photocurrent densities as high as 13.2 milliamps per square centimeter per substrate with a single-junction semiconductor unit. These results confirm that SunHydrogen has consistently reached commercializable photovoltages and photocurrent densities using our nanoparticle units.

 While the above accomplishments provide encouragement that we are on the right track toward our goal of delivering the most affordable green hydrogen solution, we remain focused on the additional milestones we must meet to reach commercialization.

Foremost, to achieve commercially-viable solar-to-hydrogen efficiency targets, we require a second junction unit capable of producing photocurrent densities similar to or higher than our first junction, which we are currently working toward. Our team is currently pursuing multiple approaches to bolster our operational photocurrent densities, and our next milestone is translating our existing lab-scale success to larger scales.

In parallel, we are optimizing our panel design to increase hydrogen production rates and durability while decreasing the cost per kilogram of hydrogen produced. We are working to increase the hydrogen generator area to panel area ratio, minimize voltage loss, and improve power conversion efficiency.

Led by Dr. Nirala Singh, one of the lead inventors on SunHydrogen Patent No. 9,593,053B1, the University of Michigan team is focused on understanding the requirements of the generator housing including hydrogen collection efficiency and optimizing and testing potential oxygen evolution and hydrogen evolution electrocatalysts to accelerate scaleup and increased efficiency of photoelectrochemically active heterostructures.

In the past year, they identified the most promising configurations to minimize the significant energy losses and produce hydrogen at a high rate. They further tested these configurations in the Generator Housing with oxygen evolution and hydrogen evolution catalysts synthesized in the previous year and measured the collection efficiency of hydrogen following its production. The stability of the hydrogen evolution catalyst and oxygen evolution catalyst synthesized in the previous year were also evaluated for continuous operation in a three-electrode setup. University of Michigan is developing strategies to mitigate the high series resistance in the device and improved the kinetics of the oxygen evolution electrocatalyst to lower the overpotentials while maintaining high stability of the catalyst.

University of Michigan demonstrated the use of the system in the Generator Housing without membranes while maintaining a low crossover of the generated gases. The elimination of the membrane can assist with reducing capital and processing costs. University of Michigan also tested the ionic and liquid crossover of the membrane integrated configuration fabricated by partners. They evaluated the ionic conductivity as well as mechanical, chemical, and electrochemical stability.

To evaluate the hydrogen collection efficiency, University of Michigan integrated a gas collection system to the Generator Housing. This system underwent successive modifications to increase efficiency of hydrogen collection process to match the desired values motivated by technoeconomic analysis. Consequently, a high faradaic efficiency of hydrogen generation process with high hydrogen collection efficiency was successfully achieved.

University of Michigan also identified various voltage losses in the Generator Housing and compared with the model values calculated in the previous year. The oxygen evolution catalyst and series resistance in the device were identified as two major sources of voltage loss.

Outside of our central research and development hub in Iowa and our work with the University of Iowa and the University of Michigan, we have further expanded our industrial partnerships across the U.S., Germany, South Korea, and Japan.

Our current industrial partners include: COTEC Corp.; MSC Co. LTD; Chromis Technologies; the National Renewable Energy Laboratory (NREL); Geomatec; and InRedox. By diversifying our commercialization strategy in this way, we have formed relationships with industrial partners who are specialized in individual components of our technology such as electroplating, substrate processing and catalyst/membrane integration.

InRedox and Geomatec are focused on facilitating our transition to large-scale substrate manufacturing, while MSC Co. LTD is focused on developing large-scale electroplating chemistries.

With the National Renewable Energy Agency, we are working to improve the overall power conversion efficiency of our hydrogen panels.

With COTEC Corp. we are working to reproduce existing lab-scale achievements using industrial electroplating processes. We expect our initial exploration phase with COTEC to be completed by December 31, 2023. Following this phase, our next step is to produce 1m² hydrogen panels to be utilized in multiple commercial-scale pilot projects.

We are working with Chromis Technologies to integrate both proton exchange membranes (PEM) and anion exchange membranes (AEM) into our proprietary substrates and evaluate performance metrics for sustainable hydrogen production.

We also recently announced the approval of $3.1M in funding for Project NanoPEC, which brings us together with six partners at the cutting edge of industry and science in Germany, including: SCHMID Group; Fraunhofer; WAVELABS Solar Metrology Systems GmbH; ECH Elektrochemie Halle GmbH; Zahner-Elektrik; and Helmholtz-Zentrum Berlin.

We believe working with some of the most innovative leaders in German industry and science can accelerate our progress toward commercialization.

Finally, we remain well-capitalized to pursue strategic investments in the hydrogen space, as evidenced by our November 2022 investment of $10M in Norway-based TECO2030 ASA.

With their zero-emission PEM hydrogen fuel cells stacks and modules, TECO2030 ASA is accelerating the transition to clean energy in the maritime and heavy-duty transportation sectors, and has formed strong relationships with world-leading companies in the fuel cell industry in the process. Their longtime development partner AVL is the world’s largest independent company for the development, simulation and testing of powertrain systems. TECO 2030 ASA is also partnered with thyssenkrupp Automation Engineering, which holds over 100 years of fuel cell experience and €34 billion in revenue in 2021.

Every day in the US, hundreds of thousands of diesel-powered trucks travel through routes with abundant land and sun. Envision SunHydrogen panels along and around these highways, producing green hydrogen at and near refueling sites: Our technology would eliminate the need to transport hydrogen fuel over long distances, lowering the high costs and hydrogen losses that would otherwise happen in long-distance transport. In the future, we believe our green hydrogen panels along major trucking routes worldwide, together with the proliferation of TECO 2030 ASA ’s hydrogen fuel cell technology, can make a significant mark on the industry.

While we remain dedicated to our primary goal of developing our nanoparticle technology to commercialization, we will also seek to further the renewable hydrogen ecosystem through investment in, and acquisition of, complementary hydrogen technologies. We believe we have the resources to maximize our impact in this fast-growing industry.

Additionally, we believe our recent uplisting to the OTCQB Venture Market will allow us to expose a broader range of investors to our mission of producing low-cost, truly green hydrogen. With additional compliance and quality standards, the OTCQB provides investors improved visibility to enhance trading decisions.

Looking ahead to the upcoming months, we continue making steady progress toward strengthening our operational photocurrent densities, optimizing our panel design, and engaging quality manufacturing partners that can take our existing lab-scale process to commercial-scale.

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

In the US, California is leading the way in hydrogen strategies, with more fuel cell passenger vehicles on the road than any other state and one of the largest hydrogen refueling station networks in the world (Source: Sierra Nevada Ally, Hydrogen Fuel Cell Vehicles are Building Momentum in California). Globally, over 1,000 green hydrogen production demonstration projects have been announced around the world, and policy leaders have put forth ambitious strategies to utilize hydrogen and fuel cell technologies across all sectors of the economy including transportation, feedstock and industrial heat use (Source: The Hydrogen Council and McKinsey & Company, Hydrogen Insights 2023).

Existing Market Growth

As supply chain challenges and geopolitical conflicts continue to affect fuel prices globally, the hydrogen market is rallying support from consumers and governments alike.

In August 2022, The Inflation Reduction Act, which allotted $369 billion to renewable energy and climate projects, was signed into law in the US. “Among its features, the law has a 10-year extension of solar and wind tax credits and incentives to support new technology, with hydrogen and energy storage set to be the greatest beneficiaries,” according to Morningstar’s chief US market strategist Dave Sekera (Source: Markets Insider, Clean energy stocks are set to be the big winners of the sweeping Inflation Reduction Act just signed by Biden, Morningstar says). Specifically, the Act included a tax credit that will award up to $3/kg for low carbon hydrogen, with exact credit amounts to be determined by calculating a given project’s greenhouse gas emissions (Source: S&P Global, Hydrogen tax credits preserved in new US Inflation Reduction Act).

In the year since the passage of the Inflation Reduction Act, the US has seen additional promising legislation in favor of the adoption of hydrogen as a replacement for fossil fuels. Most recently, the US Department of Energy released its intent to invest up to an additional $1 billion to support the Regional Clean Hydrogen Hubs program, an already-$7 billion initiative to create six to ten regional clean hydrogen hubs across the country (DOE, Biden-Harris Administration to Jumpstart Clean Hydrogen Economy with New Initiative to Provide Market Certainty and Unlock Private Investment). According to the DOE, America’s growing hydrogen economy has the potential to add 100,000 net new direct and indirect jobs by 2030 (DOE, DOE’s Pathways to Commercial Liftoff: Clean Hydrogen report).

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

Hydrogen Mobility

The auto-manufacturing and vehicle industries are among the most recognized applications for hydrogen fuel technologies. According to a 2023 study by Information Trends, over 56,000 hydrogen fuel cell vehicles had been sold by year-end 2022 (Source: Information Trends, Global Market for Hydrogen Fuel Cell Vehicles).

Historically, sales have been held back due to the lack of a solid hydrogen refueling infrastructure, but the numbers are projected to rise quickly, and fuel cell vehicles are gaining momentum around the world. Specifically, hydrogen stands to make a significant impact on the heavy-duty, long-haul trucking industry. Hydrogen-powered trucks and hydrogen refueling stations present a variety of cost, scalability, and sustainability-related benefits over battery power, according to a recent McKinsey & Company report. Namely, hydrogen-fueled trucks can refuel faster and carry a lower weight penalty than battery-powered trucks because tanks weigh considerably less than batteries. And at scale, the infrastructure is less costly to create than e-truck charging infrastructure because it does not require grid upgrades and has a smaller carbon footprint. Faster refueling speed also means the hydrogen infrastructure can be used by many more trucks (McKinsey & Company, Unlocking hydrogen’s power for long-haul freight transport).

Additionally, hydrogen has emerged as an ideal solution for a myriad of mobility-related applications beyond fuel cell cars and trucks.

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

In March 2023, French rail transport manufacturing company Alstom announced the debut of North America’s first green hydrogen-powered train, which began transporting passengers this summer (Smithsonian Magazine, North America’s First Hydrogen-Powered Train Will Debut This Summer). This follows Germany’s monumental 2022 accomplishment of completing the first-ever rail line to be entirely run on hydrogen-powered trains. Germany’s hydrogen trains have a range of 1,000 kilometers, meaning they can run for an entire day on the network on a single tank of hydrogen, and a hydrogen filing station has already been established on the route (Source: CNN, The world’s first hydrogen-powered passenger trains are here).

Hydrogen is even powering factory forklifts for commerce leaders like Walmart and Amazon: In 2022, Walmart purchased hydrogen from Plug Power to fuel as many as 9,500 machines across the retailer’s fulfillment and distribution centers (Source: Bloomberg, Walmart Will Run Forklifts on ‘Green’ Hydrogen in Plug Power Deal). In August 2023, Walmart opened a green hydrogen plant with energy company Engie at its Quilcura distribution center in Chile, in alignment with its desire to replace lead-acid batteries in forklifts with hydrogen fuel cells. “We are moving away from lead-acid batteries to reduce the time our associates spend on the battery charge process, which we expect will now improve up to 80%,” a company spokesperson said (Source: Hydrogen Insight, Walmart replaces battery-electric forklifts with hydrogen fuel-cell models to reduce charging times).

Amazon and Plug Power have entered a similar agreement, with Plug Power providing Amazon with 10,950 tons of liquefied hydrogen per year that will be used to fuel transportation and building operations starting in 2025 (Source: Forbes, Amazon To Buy Plug Power’s ‘Green’ Hydrogen In Deal with $2.1 Billion Stock Option). Along with fuel for forklifts, Amazon may also use hydrogen to power a range of vehicles used in delivery operations, including long-haul trucks, the article stated.

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

While the concept of water splitting is very appealing, the following industry-wide challenges must be addressed for renewable hydrogen to be commercially viable:

●	Energy Inefficiency — Since hydrogen is an energy carrier, the most energy it can store is 100% of the input energy. However, conventional electrolysis methods lose much of the input energy in system components, wires and electrodes resulting in only a small portion of electricity making it into the hydrogen molecules. This translates to high production cost and is the fundamental problem with water splitting for hydrogen production. We intend to address this problem with our low-cost and energy-efficient nanoparticle technology.

●	Need for Clean Water — Conventional electrolysis requires highly purified clean water to prevent fouling of system components. This prevents current technology from using large quantities of available water from oceans, rivers, industrial waste and municipal waste as feedstock. We are currently working with acidic or alkaline water, as well as wastewater, to produce renewable hydrogen through our nanoparticle technology.

Technology

Water electrolysis in its simplest form is the transfer of “input electrons” in the following chemical reactions:

●	Cathode (reduction): 2H2O + 2e- +2 + 2OH-

●	Anode (oxidation): 4OH- 2 + 2H2O + 4 e-

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

Our business and commercialization plan utilizes our nanoparticle-based technology, where billions of autonomous solar cells are electrodeposited onto protective porous sheets and manufactured in a roll to roll process or wafer process and inserted into our proprietary panels. For our nanoparticle technology, we have received multiple patents and our target cost of hydrogen production is $2.50 per kilogram before pressurization.

In addition to our sponsored research agreements with the University of Iowa and University of Michigan, we are working with a growing group of specialized industrial partners to help commercialize our renewable hydrogen panels that use sunlight and water to generate hydrogen. Our current industrial partners include: COTEC Corp.; MSC Co. LTD; Chromis Technologies; the National Renewable Energy Laboratory (NREL); Geomatec; and InRedox. Our project partners through Project NanoPEC include: SCHMID Group; Fraunhofer; WAVELABS Solar Metrology Systems GmbH; ECH Elektrochemie Halle GmbH; Zahner-Elektrik; and Helmholtz-Zentrum Berlin.

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

On March 21, 2014, we jointly filed a provisional application with the University of California, Santa Barbara for the “Multi-junction artificial photosynthetic cell with enhanced photovoltages.” Thereafter, we filed a non-provisional application on March 16, 2015 and a corresponding PCT Application on March 17, 2015. These applications cover our semiconductor designs to enhance the photovoltages of the nano-sized solar cells in the PAH structures. The semiconductor designs stacking multiple junctions inside the PAH structures would be an efficient and economical solution for the photovoltaic and the photoelectrochemical industries. Patents were granted in Australia in April of 2018, China and Europe in March of 2019, and in the U.S. as United States Patent No. 10,100,415 in October of 2018. The last patent from this international application was granted in India in October 2022. This patent expires on October 21, 2036.

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

Strategic Partners

We are currently engaged in a sponsored research agreement with the University of Iowa. This term of the research agreement runs through September 30, 2023 but may be extended upon mutual agreement of the parties.

We are currently engaged in a sponsored research agreement with the University of Michigan. This term of the research agreement runs through September 30, 2023 but may be extended upon mutual agreement of the parties.

We have also initiated a research agreement with the National Renewable Energy Laboratory (NREL). This research agreement runs through April 21, 2024, but may be extended upon mutual agreement of the parties.

Additionally, we are engaged in an ongoing consulting contract with Strategic Analysis, Inc. to aid in further reducing our system cost through techno-economic research and evaluation.

In February 2021, we entered into a cooperation agreement with SCHMID Group of Freudenstadt, Germany. Through the collaboration, we identified key manufacturing needs in the areas of electroplating chemistries, substrate processing and membrane and catalyst integration that require collaboration with specialized industry partners. To address these scale-up challenges, we have since adopted a more diversified scale-up strategy. Due to delays associated with supply chain challenges brought on by the Covid-19 pandemic, the cooperation agreement was extended to fully complete the work scope with no additional cost to the company. Our agreement with SCHMID Group remains open-ended, and we look forward to ongoing collaboration with SCHMID through Project NanoPEC on the design and engineering of our generator housing.

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

Corporate Information

We were incorporated in the State of Nevada on February 18, 2009. Our executive offices are located at 2500 Crosspark Road, Coralville IA 52241.

Employees

As of September 27, 2023, we have 8 full-time employees and several consultants. We have not experienced any work stoppages and we consider relations with our employees and consultants to be good. Our research and development work is performed at our Coralville, Iowa laboratory, as well as with the University of Iowa and the University of Michigan through sponsored research agreements, and in collaboration with our industrial partners.

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

As of June 30, 2023, we have an accumulated deficit of $81,971,040. For the year ended June 30, 2023 we had net income of $974,979 due to a non-cash change in derivatives. We expect to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, there can be no assurance of when, if ever, we will be profitable or be able to maintain profitability.

We have historically raised funds through various capital raising transactions. We will require additional funds in the future to fund our business plans, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. During the year ended June 30, 2023, the Company received funds through an equity purchase agreement in the net amount of $2,733,494. In the event we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will ever become profitable.

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

We pursue strategic alliances with other companies in areas where collaboration can produce technological and industry advancement. For example, we have entered into a sponsored research agreement with the University of Michigan which is set to terminate September 30, 2023. If we are unable to extend the terms of this agreement, or any of our other agreements with our partners as described in this report, we could suffer delays in product development or other operational difficulties which could have a material adverse effect on our results of operations.

The COVID-19 pandemic may negatively affect our operations.

The COVID-19 pandemic has had widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The continuing impacts of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on our business, operations and our future financial performance.

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

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is quoted on the OTCQB , it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the Nasdaq Capital Market or other national securities exchange. Further, there is limited trading in our common stock. These factors may have an adverse impact on the trading and price of our common stock.

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

We anticipate that our issuance of common stock upon conversion of Series C Preferred Shares will result in dilution to our stockholders.

As of June 30, 2023, we have outstanding shares of redeemable Series C Preferred Stock with an aggregate stated value of $1,095,100 that are convertible into common stock at a fixed conversion price of $0.00095 (see Note 3 to the financial statements included in this report). We anticipate that our issuance of common stock upon conversion of outstanding preferred shares will result in dilution to holders of our common stock, which may have a negative effect on the price of our common stock. In addition, as of June 30, 2023, we have outstanding warrants to purchase 86,495,239 shares of common stock and options to purchase 163,894,499 shares of common stock, and our issuance of shares of common stock upon exercise of outstanding warrants or options may result in additional dilution to our stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Not applicable.

Item 2. Properties.

Our principal office address and independent laboratories are located at the BioVentures Center at 2500 Crosspark Rd., Coralville, IA 52241.

Item 3. Legal Proceedings.

We are not currently a party to, nor is any of our property currently the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB under the symbol “HYSR”

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

As of September 22, 2023 our common stock was held by approximately 194 stockholders of record.

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

Overview

SunHydrogen is developing breakthrough technologies to make, store and use green hydrogen in a market that Goldman Sachs estimates to be worth $12 trillion by 2050. Our patented SunHydrogen Panel technology, currently in development, uses sunlight and any source of water to produce low-cost green hydrogen. Similar to solar panels that produce electricity, our SunHydrogen Panels will produce green hydrogen. Our vision is to become a major technology supplier in the new hydrogen economy. By developing, acquiring and partnering with other critical technologies, we intend to enable a future of emission-free vehicles, ships, data centers, aircrafts and more.

Results of Operations for the Year Ended June 30, 2023 compared to the Year Ended June 30, 2022

Operating Expenses

For the year ended June 30, 2023, operating expenses were $9,267,147, compared to $4,475,225 for the year ended June 30, 2022. Operating expenses consist primarily of research and development expenses and general and administrative expenses incurred in connection with the operation of our business. The net increase of $4,791,922 in operating expenses was a result of an increase in salaries of $2,706,923, an increase in research and development of $1,647,649, an increase in professional fees of $174,427, with a decrease in marketing of $240,859, an increase in non-cash stock compensation of $331,547, and an overall increase of $171,735.

Other Income/(Expenses)

Other income and (expenses) for the year ended June 30, 2023, were $10,242,126 compared to $94,506,158 for the year ended June 30, 2022. The majority of the decrease of $84,264,033 in other income was the result of the increase in net change in derivatives of $86,796,839, a decrease in loss on redemption of marketable securities of $76,792, an increase in dividend expense of $19,075, an increase in investment income of $909,906, an increase in realized loss on sale of investment of $3,735, a decrease in loss on settlement of debt of $1,793, an increase in unrealized gain on investments in affiliate of $655,601, with a decrease in interest expense of $466,391.

Net Income (Loss)

For the year ended June 30, 2023, our net income was $974,979, compared to a net income of $90,030,933, for the year ended June 30, 2022. The majority of the decrease in net income of $89,055,954, was related primarily to the net change in derivative estimates each year. These estimates were based on the exchange of the convertible notes to Series C Preferred Shares, the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities were removed during the period due to the exchange for preferred shares. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2023, we had a working capital surplus of $47,689,381, compared to a working capital surplus of $24,865,577 as of June 30, 2022. This increase in working capital surplus of $22,823,804 was primarily due to the increase in cash received through sales of our common stock, investments, as well as the non-cash removal of the derivative liability.

During the year ended June 30, 2023, we raised an aggregate of $2,733,494 from sales of our common stock in a registered direct offering. During the year ended June 30, 2022, we raised an aggregate of $960,000 from sales of our common stock in registered direct offerings.

Cash flow used in operating activities was $4,262,085 for the year ended June 30, 2023, compared to $3,435,038 for the year ended June 30, 2022. The increase of $826,047 in cash used by operating activities was primarily due to a decrease in convertible debt for the exchange to preferred shares, non-cash stock compensation expense, and the removal of non-cash derivative liabilities. The Company has had no revenues.

Cash provided by investing activities for the year ended June 30, 2023 was $11,101,386, and cash used by investing activities as of the prior period ended June 30, 2022 was $24,400,032. The increase of $35,501,418 in cash provided by investing activities was a result of the net redemption and purchase of marketable securities of $45,535,232, and the purchase of investment in affiliate of $7,000,000 and the purchase of long term convertible note, affiliate of $3,000,000, and the purchase of equipment in the amount of $33,814.

Cash provided by financing activities during the year ended June 30, 2023 was $2,665,203, compared to cash used by financing of $(490,000) for the year ended June 30, 2022. The increase in cash provided by financing activities was due to an increase in cash provided through sales of our common stock.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2023 and 2022, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

Recently Adopted Accounting Pronouncements

Management adopted recently issued accounting pronouncements during the year ended June 30, 2023, as disclosed in the Notes to the financial statements included in this report.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2023, based on those criteria.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the year ended June 30, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
Timothy Young	58	President, CEO, Acting CFO and Chairman of the Board of Directors
Mark J. Richardson	70	Director
Woosuk Kim	58	Chief Operating Officer and Director

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

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. A copy of the Code of Ethics can be obtained without charge upon request to Timothy Young, CEO and President, BioVentures Center, 2500 Crosspark Road, Coralville, IA 52241 and is also being incorporated by reference herein. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

Changes in Nominating Procedures

None.

Item 11. Executive Compensation

The table below sets forth the compensation earned by our named executive officers during the last two fiscal years.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Young,	2023	$354,000	$354,000	$2,700,000	(1)	-	-	-	-	$3,408,000
CEO and Acting CFO	2022	$340,385	$354,000	-		-	-	-	-	$694,385

Woosuk Kim	2023	$275,000	$206,250	$1,350,000	(1)	-	-	-	-	$1,831,250
COO	2022	$264,423	$206,250	-		-	-	-	-	$470,673

(1)	Mr. Young and Mr. Kim were awarded restricted stock on November 8, 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of June 30, 2023, for our named executive officers.

Outstanding Equity Awards
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Timothy Young	125,812,947	-	.0099	1/23/2026	-	-
Woosuk Kim	-	-	-	-	-	-

Director Compensation

The following table sets forth compensation information regarding the Company’s non-employee directors in fiscal 2023:

Name	Fees earned or paid in cash	Stock Award ($)	Option Awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark R. Richardson	$42,000	$75,000	-	-	-	-	-	-	$117,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 28, 2023, concerning the number of shares of our common stock owned by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of September 28, 2023, upon the exercise or conversion of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of September 30, 2023 or have been exercised and converted.

	Shares Held	Unexercised Stock Options	Total	Percentage of Common Stock
Timothy A. Young	70,500,000	125,812,947	193,312,947	3.9
Mark R. Richardson	3,000,000	3,081,552	6,081,552	*
Woosuk Kim	24,950,000	-	24,950,000	*
All officers and directors as a group (3 persons)	90,450,000	128,894,499	227,344,499

*	Less than 1%

(1)	Based upon 5,061,034,972 shares issued and outstanding as of September 28, 2023.

(2)	The address for each of the officers and directors is c/o SunHydrogen, Inc. BioVentures Center, 2500 Crosspark Road, Coralville, IA 52241

Securities authorized for issuance under equity compensation plans

On January 23, 2019, our Board adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The stated purpose of the 2019 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The maximum number of shares of the Company’s common stock that can be issued under the Plan is 300,000,000. The Plan has been approved by stockholders.

On January 27, 2022, our Board adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”). The stated purpose of the 2022 Plan is to attract and retain the types of employees, consultants, and directors who will contribute to the Company’s long-range success. The maximum number of shares of the Company’s common stock that can be issued under the 2022 Plan is initially 400,000,000. The number of shares will automatically be increased on the first day of the Company’s fiscal year beginning in 2023 so that the total number of shares issuable will at all times equal fifteen percent (15%) of the Company’s fully diluted capitalization on the first day of the Company’s fiscal year, unless the Board adopts a resolution providing that the number of shares issuable under the 2022 Plan shall not be so increased.

The following table sets forth information about our equity compensation plans as of June 30, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
2019 Equity compensation plan approved by security holders	286,770,561	$0.0099-$0.016	13,229,439
2022 Equity compensation plan approved by security holders	120,600,000	$0.025-$0.035	279,600,000
Total	407,370,561		292,829,439

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

As of June 30, 2023, the Company owed $143,459 to Timothy Young for a loan payable for the payment of operating expenses in prior periods.

Director Independence

The Board has determined that Mr. Richardson is an independent director within the meaning of NASDAQ Rule 5605(a)(2).

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billable to us by our principal accounting firm during the years ended June 30, 2023 and 2022 for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were approximately $32,000 and $32,000, respectively.

Audit-Related Fees

We incurred fees of $0 and $0 for the years ended June 30, 2023 and 2022, respectively, to our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above.

Tax Fees

We did not incur fees for services rendered to us for tax compliance, tax advice, or tax planning by our principal accountant for the fiscal years ended June 30, 2023 and 2022.

All Other Fees

Our current policy is to not engage M&K CPAS, PLLC to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage M&K CPAS, PLLC to provide audit, and other assurance services, such as review of SEC reports or filings.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial statements.

The SunHydrogen, Inc. financial statements are included in Item 8. Financial Statements and Supplementary Data.

(2) Financial statement schedules: None.

(3) Exhibits

Exhibit	Description

3.1	Articles of Incorporation of filed with the Nevada Secretary of State on February 18, 2009 (incorporated by reference to S-1 filed on February 5, 2010).

3.2	Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 11, 2009 (incorporated by reference to S-1 filed February 5, 2010).

3.3	Articles of Amendment of Articles of Incorporation of filed with the Nevada Secretary of State on November 21, 2013 (incorporated by reference 8-K filed on November 21, 2013).

3.4	Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 13, 2018. (incorporated by reference to 10-K filed on September 25, 2018).

3.5	Certificate of Designation of Series A Preferred Stock (incorporated by reference to the Company’s Form 8-K filed February 2, 2022)

3.6	Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company’s Form 8-K filed November 26, 2019)

3.7	Certificate of Designation of Series C Preferred Stock (incorporated by reference to the Company’s Form 8-K filed December 17, 2021)

3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed January 3, 2020)

3.9	Articles of Merger (incorporated by reference to 8-K filed June 15, 2020)

3.10	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 10-Q filed May 16, 2022)

3.11	Amended and Restated Bylaws (incorporated by reference to 8-K filed February 2, 2022)

4.1	Description of Registrant’s Securities

10.1	2019 Equity Incentive Plan (incorporated by reference to Form S-8 on December 19, 2018)

10.2	Form of Placement Agent Warrant (incorporated by reference to 8-K filed December 3, 2020)

10.3	Form of Warrant (incorporated by reference to 8-K filed February 26, 2021)

10.4	Form of Placement Agent Warrant (incorporated by reference to 8-K filed February 26, 2021)

10.5	Employment Agreement between the Company and Timothy Young (incorporated by reference to 8-K filed March 1, 2021) ***

10.6	Employment Agreement between the Company and Woosuk Kim (incorporated by reference to 8-K filed April 7, 2021) ***

10.7	Contract, dated October 1, 2022, between the Company and The University of Iowa, Iowa City (incorporated by reference to Form 10-K filed October 7, 2022)

10.8	Research Agreement Amendment No. 1 between the Company and Regents of the University of Michigan (incorporated by reference to Form 10-K filed October 7, 2022)

10.9	Research Agreement Amendment No. 1 between the Company and Regents of the University of Michigan (incorporated by reference to Form 10-K filed October 7, 2022)

10.10	SunHydrogen, Inc. 2022 Stock Incentive Plan (incorporated by reference to Form 10-K filed October 7, 2022)

14.1	Code of Ethics (incorporated by reference to 10-K filed on September 28, 2012).

23.1*	Consent of M&K CPAS, LLC

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1**	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNHYDROGEN, INC.

Date: September 29, 2023	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer, Acting Chief Financial Officer, and Chairman (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Young	Chief Executive Officer, President	September 29, 2023
Timothy Young	(Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer), and Chairman

/s/ Mark R. Richardson	Director	September 29, 2023
Mark R. Richardson

/s/ Woosuk Kim	Director	September 29, 2023
Woosuk Kim

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID No. 2738)

To the Board of Directors and Stockholders

SunHydrogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SunHydrogen, Inc. (the Company) as of June 30, 2023 and 2022, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Capital Stock and Other Equity Accounts

As discussed in Note 3, the Company issued preferred stock to third parties in exchange for convertible note principal and accrued interest. Auditing management’s calculation of the fair value of the preferred shares issued can be a significant judgment due to the need of a specialist to evaluate the fair value of the preferred shares issued and the auditor has to test the inputs and estimates used.

Auditing management’s calculation of the fair value of the preferred shares issued can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculations.

We evaluated management’s conclusions regarding their fair values and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness. In addition, we evaluated the Company’s disclosure in relation to this matter included in Notes 3 to the financial statements.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

Houston, TX

September 29, 2023

SUNHYDROGEN, INC.
BALANCE SHEETS

	June 30, 2023	June 30, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$37,185,989	$27,681,485
Marketable securities at cost	3,188,040	24,323,240
Short term investment at fair value, related party	7,655,601	-
Prepaid expense	-	2,526
Other receivable	-	14,868
TOTAL CURRENT ASSETS	48,029,630	52,022,119

OTHER ASSETS
BOND RECEIVABLE
Bond receivable, related party	3,000,000	-
TOTAL BOND RECEIVABLE	3,000,000	-
PROPERTY & EQUIPMENT
Machinery and equipment	33,814	-
Computers and peripherals	11,529	11,529
Vehicle	155,000	155,000
	200,343	166,529
Less: accumulated depreciation	(83,468)	(46,933)
NET PROPERTY AND EQUIPMENT	116,875	119,596
INTANGIBLE ASSETS
Domain, net of amortization of $5,315 and $4,931, respectively	29	384
Trademark, net of amortization of $714 and $601, respectively	428	542
Patents, net of amortization of $36,344 and $29,779, respectively	64,799	71,364
TOTAL INTANGIBLE ASSETS	65,256	72,290
TOTAL OTHER ASSETS	3,182,131	191,886

TOTAL ASSETS	$51,211,761	$52,214,005

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and other payables	$232,893	$57,390
Accrued expenses	628	3,070
Accrued expenses, related party	-	211,750
Accrued interest on convertible notes	-	191,763
Derivative liabilities	-	26,015,069
Loan payable, related party	106,728	-
Convertible promissory notes	-	677,500
TOTAL CURRENT LIABILITIES	340,249	27,156,542
LONG TERM LIABILITIES
Loan payable, related party	36,731	-
Convertible promissory notes	-	150,000
TOTAL LONG TERM LIABILITIES	36,731	150,000
TOTAL LIABILITIES	376,980	27,306,542

COMMIMENTS AND CONTINGENCIES (SEE NOTE 9)
Series C 10% Preferred Stock, 10,951 and 2,700 shares issued and outstanding, redeemable value of $1,095,100 and $270,000, respectively	1,095,100	270,000

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares outstanding	-	-
Common Stock, $0.001 par value; 10,000,000,000 authorized common shares 4,821,298,283 and 4,271,749,146 shares issued and outstanding, respectively	4,821,298	4,271,749
Additional Paid in Capital	126,889,423	103,311,733
Accumulated deficit	(81,971,040)	(82,946,019)
TOTAL SHAREHOLDERS’ EQUITY	49,739,681	24,637,463

TOTAL LIABILITIES, PREFERRED STOCK SUBJECT TO REDEEMPTION AND SHAREHOLDERS’ EQUITY	$51,211,761	$52,214,005

The accompanying notes are an integral part of these financial statements

SUNHYDROGEN, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	Years Ended
	June 30, 2023	June 30, 2022

REVENUE	$-	$-

OPERATING EXPENSES
Selling and Marketing	131,745	372,604
General and administrative expenses	5,651,728	2,267,270
Research and development cost	3,440,106	1,792,457
Depreciation and amortization	43,568	42,894
TOTAL OPERATING EXPENSES	9,267,147	4,475,225

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(9,267,147)	(4,475,225)

OTHER INCOME/(EXPENSES)
Investment income	1,149,859	239,953
Dividend expense	(27,000)	(7,925)
Unrealized Gain(loss) on investments, related party	655,601	-
Realized gain(loss)	(3,735)	-
Loss on settlement of debt	(42)	(1,835)
Loss on redemption of marketable securities	-	(76,792)
Gain(Loss) on settlement of derivative liability	(664,627)	(1,109,761)
Gain on change in derivative liability	9,204,387	96,001,226
Interest expense	(72,317)	(538,708)
TOTAL OTHER INCOME (EXPENSES)	10,242,126	94,506,158

NET INCOME	$974,979	$90,030,933

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$0.02

DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$0.02

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	4,492,448,483	4,103,301,026

DILUTED	4,787,349,172	5,217,576,101

The accompanying notes are an integral part of these audited financial statements

SUNHYDROGEN, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	YEARS ENDED JUNE 30, 2023 AND 2022
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2021	-	$-	$-	3,849,308,495	$3,849,308	$88,560,321	$(172,976,952)	$(80,567,323)
Issuance of common stock for cash	-	-	-	40,983,607	40,984	919,016	-	960,000
Issuance of common stock for conversion of debt and accrued interest	-	-	-	381,457,044	381,457	(19,073)	-	362,384
Issuance of Series C preferred stock in exchange for fair value of convertible note	-	-	270,000	-	-	14,340,769	-	14,340,769
Redemption of related parties stock options	-	-	-	-	-	(1,450,000)	-	(1,450,000)
Stock compensation	-	-	-	-	-	960,700	-	960,700
Net Income	-	-	-	-	-	-	90,030,933	90,030,933
Balance at June 30, 2022	-	$-	$270,000	4,271,749,146	$4,271,749	$103,311,733	$(82,946,019)	$24,637,463
Issuance of common stock for conversion of debt and accrued interest	-	-	-	274,198,530	274,199	(13,710)	-	260,489
Issuance of common stock through a purchase agreement for cash	-	-	-	141,316,755	141,316	2,592,178	-	2,733,494
Issuance of common stock for theconversion of stock options	-	-	-	1,933,852	1,934	30,941	-	32,875
Issuance of common stock for restricted stock awards	-	-	-	44,500,000	44,500	1,068,000	-	1,112,500
Issuance of common stock for conversion of restricted stock awards	-	-	-	87,600,000	87,600	(87,600)	-	-
Issuance of Series C preferred stock in exchange for fair value of convertible notes	-	-	825,100	-	-	17,475,309	-	17,475,309
Stock compensation expense for conversion of restricted stock awards	-	-	-	-	-	2,365,200	-	2,365,200
Stock compensation expense	-	-	-	-	-	147,372	-	147,372
Net income	-	-	-	-	-	-	974,979	974,979
Balance at June 30, 2023	-	$-	$1,095,100	4,821,298,283	$4,821,298	$126,889,423	$(81,971,040)	$49,739,681

The accompanying notes are an integral part of these audited financial statements

SUNHYDROGEN, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	Years Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	974,979	90,030,933
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	43,568	42,894
Stock based compensation expense for services	22,372	960,700
Conversion of stock options for services	32,875	-
Net stock compensation expense for restricted stock awards	3,602,700	-
Loss on redemption of marketable securities	-	76,792
Loss on settlement of convertible note	42	1,835
Loss on settlement of debt and derivative	664,627	1,109,761
Net (Gain) Loss on change in derivative liability	(9,204,387)	(96,001,226)
Unrealized gain on change in fair value of investment, related party	(655,601)	-
Amortization of debt discount recorded as interest expense	-	442,603
Change in assets and liabilities :
Prepaid expense	2,526	(2,526)
Other receivable	14,868	(14,868)
Accounts payable	175,504	(166,131)
Accrued expenses	(2,442)	(11,912)
Accrued interest on convertible notes	66,284	96,107
NET CASH USED IN OPERATING ACTIVITIES	(4,262,085)	(3,435,038)

CASH FLOWS FROM INVESTING ACTIVITIES
Marketable securities purchased	(81,971,636)	(24,400,032)
Marketable securities redeemed	103,106,836	-
Purchase of investment in affiliate	(7,000,000)	-
Purchase of long term convertible note, affiliate	(3,000,000)	-
Purchase of tangible assets	(33,814)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	11,101,386	(24,400,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from purchase agreements	2,733,494	960,000
Repayment of related party note payable	(68,291)	-
Redemption of related parties stock options	-	(1,450,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,665,203	(490,000)

NET INCREASE (DECREASE) IN CASH	9,504,504	(28,325,070)
CASH, BEGINNING OF PERIOD	27,681,485	56,006,555
CASH, END OF PERIOD	37,185,989	27,681,485

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,033	$-
Taxes paid		$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes , and accrued interest	$260,489	$362,384
Fair value of preferred stock in exchange for convertible note	$17,475,309	$14,340,769
Fair value of derivative liability removed	$16,810,682	$13,231,008
Reclassification of related party accrued salary to loan payable	$211,750	$-
Preferred stock issued upon exchange of convertible notes	$-	$268,165

The accompanying notes are an integral part of these audited financial statements

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS –AUDITED

JUNE 30, 2023 AND 2022

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

SunHydrogen, Inc. (the “Company”) was incorporated in the state of Nevada on February 18, 2009. The Company, based in Coralville, IA began operations on February 19, 2009.

Line of Business

The company is currently developing a novel solar-powered nanoparticle system that mimics photosynthesis to separate hydrogen from water. We intend for technology of this system to be used for the production of renewable hydrogen to produce renewable electricity and hydrogen for fuel cells and other applications where hydrogen is used.

SunHydrogen offers an efficient and cost-effective way to produce truly green hydrogen using sunlight and any source of water. Just like a solar panel is comprised of multiple cells that generate electricity, our hydrogen panel encases multiple hydrogen generators immersed in water. Each hydrogen generator contains billions of electroplated nanoparticles, autonomously splitting water into hydrogen and oxygen. Our technology has the potential to be one of – if not the most – economical green hydrogen solutions: Unlike traditional water electrolysis for hydrogen, our process requires no external power other than sunlight and uses efficient and low-cost materials.

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

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of June 30, 2023, the cash balance in excess of the FDIC limits was $30,044,164. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

The Company recognized depreciation expense of $36,535 and $35,861 for the years ended June 30, 2023 and 2022, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	6/30/2023	6/30/2022

Domain-gross	15 years	$5,315	$5,315
Less accumulated amortization		(5,286)	(4,931)
Domain-net		$29	$384

Trademark-gross	10 years	$1,143	$1,143
Less accumulated amortization		(714)	(601)
Domain-net		$429	$542

Patents-gross	15 years	$101,143	$101,143
Less accumulated amortization		(36,344)	(29,779)
Patents-net		$64,799	$71,364

The Company recognized amortization expense of $7,033 and $7,033 for the years ended June 30, 2023 and 2022, respectively.

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

Year Ended June 30, 2023

The Company calculated the dilutive impact of 218,394,499 outstanding stock options, 86,495,239 common stock purchase warrant, and 10,951 shares of Series C Preferred shares, which are convertible into shares of common stock. The 86,495,239 warrants and 208,394,499 stock options, and 10,951 preferred shares, were included because their impact is dilutive, and 10,000,000 stock options were not included, because their impact on income per share is antidilutive.

Year Ended June 30, 2022

The Company calculated the dilutive impact of 157,965,711 outstanding stock options, 94,895,239 common stock purchase warrants, and the convertible debt and accrued interest of $1,003,108, which is convertible into shares of common stock. The common stock purchase warrants were included in the calculation of net earnings per share, because their impact on income per share is dilutive.

	Years Ended
	June 30,
	2023	2022

Income (Loss) to common shareholders (Numerator)	$979,479	$90,030,933

Basic weighted average number of common shares outstanding (Denominator)	4,492,448,483	4,103,301,026

Diluted weighted average number of common shares outstanding (Denominator)	4,787,349,172	5,217,576,101

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Incentive Plan and Stock Options

On January 27, 2022, the Company adopted the 2022 Equity Incentive Plan, to enable the Company to attract and retain the types of employees, consultants, and directors who will contribute to the Company’s long-range success. The maximum number of shares of common stock that may be issued under the 2022 Plan is initially 400,000,000. The number of shares will automatically be increased on the first day of the Company’s fiscal year beginning in 2023 so that the total number of shares issuable will at all times equal fifteen percent (15%) of the Company’s fully diluted capitalization on the first day of the Company’s fiscal year, unless the Board adopts a resolution providing that the number of shares issuable under the 2022 Plan shall not be so increased. During the year ended June 30, 2023, the Company granted restricted stock in the amount of 120,600,000 shares of which 110,600,000 vested in the period. Ten Million shares will vest on January 1, 2024. As of June 30, 2023 there were 279,400,00 in the reserve. As of July 1, 2023, the plan increased to 723,194,742 shares.

Equity Incentive Plan

On December 17, 2018, the Board of Directors approved and adopted the 2019 Equity Incentive Plan (“the Plan”), with 300,000,000 shares reserved for issuance pursuant to the Plan. The purpose of the Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The awards are performance-based compensation that are granted under the Plan as incentive stock options (ISO) or nonqualified stock options. The per share exercise price for each option shall not be less than 100% of the fair market value of a share of common stock on the date of grant of the option. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing cost. The Company accounts for stock option grants issued and vesting to employees and non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date. As of September 2020, the Company issued 124,304,650 shares of common stock for consulting services. The Company granted options to purchase 170,000,000 shares of common stock options on January 23, 2019. On July 29, 2022, the Company granted restricted stock awards of 21,500,000 shares to an employee for services, which vested on March 30, 2023. On June 1, 2023, the Company granted 9,000,000 non-statutory stock options to employees for services, which one-third (1/3) vested immediately, and the remainder shall vest one-twenty fourth (1/24) per month from months thirteen (13) through thirty-six (36) after the date of this option. As of June 30, 2023, the Company had redemptions of 38,034,089 shares of stock, which were added back to the total reserve.

As of June 30, 2023, under the 2019 Equity Incentive Plan, there were 286,770,561 stock options and shares issued, and a reserve of 13,229,439.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warrant Accounting

The Company accounts for the warrants to purchase shares of common stock using the estimated fair value on the date of issuance as calculated using the Black-Scholes valuation model.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of June 30, 2023, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents at June 30, 2023	$37,185,989	$37,185,989	$-	$-
Marketable securities measured at fair value June 30, 2023	$10,843,641	$-	$10,843,641	$-
	$48,029,630	$23,257,437	$10,843,641	$-

Cash and cash equivalents at June 30, 2022	$27,681,485	$27,681,485	$-	$-
Marketable securities measured at fair value June 30, 2022	$24,323,240	$-	$24,323,240	$-
	$52,004,725	$27,681,485	$24,323,240	$-

Liabilities:
Derivative liabilities measured at fair value June 30, 2023	$-	$-	$-	$-
Derivative liabilities measured at fair value June 30, 2022	$26,015,069	$-	$-	$26,015,069

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2022	$26,015,069
Fair value of derivative liability removed	(16,810,682)
Gain on change in derivative liability	(9,204,387)
Balance as of June 30, 2023	$-

As of June 30, 2023, the derivative liability balance was $0.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $3,440,106 and $1,792,457 for the years ended June 30, 2023 and 2022, respectively.

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

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited financial statements as of June 30, 2023.

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

On December 15, 2021, the Company entered into a securities purchase agreement with an accredited investor for an exchange of convertible debt to equity. Under the purchase agreement, the Company and investor acknowledged there was $187,800 of principal remaining under the note issued to the investor by the Company on February 3, 2017, plus $80,365 of accrued interest, representing a total aggregate note balance of $268,165. Pursuant to the purchase agreement, the Company sold to the investor 2,700 shares of the Company’s newly designated Series C Preferred Stock for a total purchase price of $268,165, and a loss on settlement of debt of $1,835. On April 15, 2023, the Company entered into another securities purchase agreement with the investor to exchange the remaining notes with principal $550,000, plus accrued interest of $126,455, representing a total aggregate note balance of $676,455, and a loss on settlement of debt of $45. Pursuant to the purchase agreement, the Company sold 6,765 shares of the Company’s designated Series C Preferred Stock to the investor, for a total purchase price of $676,455. The investor tendered the Note to the Company for cancellation and agreed to forgo all future accrued interest under the Note, as the total purchase price for the shares. As of June 30, 2023, the Company had a total of 9,465 shares of Series C Preferred Stock outstanding with a fair value of $946,500, and a stated face value of one hundred dollars ($100) (“share value’) per share, convertible into shares of common stock of the Company. The stock was presented as mezzanine equity because it is redeemable at a fixed or determinable amount upon an event that is outside of the issuer’s control. Upon liquidation, dissolution and winding up of the Company, the holder of each outstanding share of Series C Preferred Stock shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders upon such liquidation, before any payments shall be made or any assets distributed to the holders of the common stock, the stated value of the Series C Preferred Shares plus any declared but unpaid dividends. No other current or future equity holders of the Company shall have higher priority of liquidation preference than holders of Series C Preferred Stock. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.00095 per share.

3.	CAPITAL STOCK (Continued)

On June 19, 2023, the Company entered into a securities purchase agreement with an accredited investor for an exchange of convertible debt to equity. Under the purchase agreement, the Company and investor acknowledged there was an aggregate of $100,000 of principal outstanding under the Note issued to the investor by the Company on August 10, 2018, plus $48,603 of accrued interest, representing a total aggregate note balance of $148,603. Pursuant to the Purchase Agreement, the Company issued and sold to the investor 1,486 shares of the Company’s Series C Preferred Stock for a total purchase price of $148,603, and a gain on settlement of debt of $3. The investor tendered the Note to the Company for cancellation and agreed to forego all future accrued interest under the Note, as the total purchase price for the shares.

As of June 30, 2023, the Company had a total of 10,951 shares of Series C Preferred Stock outstanding with a fair value of $1,095,100, and a stated face value of one hundred dollars ($100) (“share value’) per share, convertible into shares of common stock of the Company. Upon liquidation, dissolution and winding up of the Company, the holder of each outstanding share of Series C Preferred Stock shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders upon such liquidation, before any payments shall be made or any assets distributed to the holders of the common stock, the stated value of the Series C Preferred Shares plus any declared but unpaid dividends. No other current or future equity holders of the Company shall have higher priority of liquidation preference than holders of Series C Preferred Stock. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.00095 per share.

During the year ended June 30, 2023, the Company entered into a purchase agreement with investors for an exchange of convertible debt into equity. The investors exchanged convertible notes in the amount of $837,800, plus interest in the amount of $255,423, and an aggregate loss of $1,877 for an aggregate total of $1,095,100 in exchange for 10,951 shares of the Company’s Series C Preferred Stock. The extinguishment of the convertible debt and derivative was recognized in the Company’s financial statement as a loss on settlement of convertible notes and derivative liability in the amount of $664,627. A valuation was prepared based on a stock price of $0.020 as of April 15, 2023 and $0.0185 as of June 19, 2023, with a volatility of 96.6%, as of April 15, 2023 and 82.9% as of June 19, 2023 based on an estimated term of 5 years.

The stock was presented as mezzanine equity because it is redeemable at a fixed or determinable amount upon an event that is outside of the issuer’s control.

Exchange of convertible notes to Series C Preferred Shares
Preferred shares issued	10,951
Stated value of debt and interest	$1,095,100
Calculated fair value of preferred shares	$17,475,309
Fair value of derivative liability removed	$(16,810,682)
Loss on settlement of debt and derivatives	$(664,627)

The Company recognized a loss on settlement of $664,627 for the extinguishment of convertible debt, plus derivative liability for the year ended June 30, 2023.

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

Year ended June 30, 2023

During the year ended June 30, 2023, the Company issued 274,198,530 shares of common stock upon conversion of convertible notes in the amount of $177,500 of principal, plus accrued interest of $82,989 based upon a conversion price of $0.00095 per share. The notes were converted per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

3.	CAPITAL STOCK (Continued)

On November 11, 2022, the Company entered into a Purchase Agreement with an investor for a total of $45,000,000 to purchase shares of common stock. During the year ended June 30, 2023, the Company issued 141,316,753 shares of common stock for $2,733,494 under a purchase agreement at prices of $0.01264 - $0.02608, pursuant to the purchase notices received from the investor. The finance cost of $52,970 was deducted from the gross proceeds converted.

During the year ended June 30, 2023, a consultant exercised 3,071,412 nonqualified stock options with an exercise price of $0.01 and a market price of $0.027 per share. Upon exercise of the stock options, the Company issued 1,933,852 shares of common stock through a cashless exercise at the price of $0.017 per share for compensation expense of $32,875.

During the year ended June 30, 2023, two employees were granted 150,000,000 restricted stock awards for services, which vested immediately. The Company withheld 62,400,000 shares at a price of $0.027 to pay for the taxes owed by the employees in the amount of $1,684,800, and the remaining 87,600,000 shares priced at $0.027 per share in the amount of $2,365,200 in stock compensation was reported in the financial statements.

Year ended June 30, 2022

During the year ended June 30, 2022, the Company issued 381,457,044 shares of common stock upon conversion of convertible notes in the amount of $255,900 of principal, plus accrued interest of $106,484 based upon a conversion price of $0.00095 per share. The notes were converted per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

During the year ended June 30, 2022, the Company issued 40,983,607 shares of common stock pursuant to a purchase agreement for cash at a price of $0.02745 per share for aggregate net proceeds of $960,000.

4.	OPTIONS AND WARRANTS

RESTRICED STOCK AWARDS

On July 29, 2022, the Board of Directors determined that in the best interest of the Company and the Shareholders to grant an employee a restricted stock award in consideration of services to be rendered to the Company. The Board granted 21,500,000 shares of restricted stock awards, which vested on March 30, 2023. Under the 2019 Equity Incentive Plan, an employee was granted 21,500,000 restricted stock awards at a price of $0.025 per share for services, which vested on March 30, 2023. During the year ended June 30, 2023, the Company issued 21,500,000 shares of common stock and recorded stock compensation expense of $537,500, which was reported in the financial statements.

On November 8, 2022 and December 20, 2022, the Board of Directors determined that in the best interest of the Company and the Shareholders, to grant certain employees, a director and a consultant restricted stock awards in consideration of services to be rendered to the Company. The Board granted 33,000,000 shares of restricted stock awards, whereby, 23,000,000 shares vested on January 1, 2023 and 10,000,000 shares will vest on January 1, 2024. Under the 2022 Equity Incentive Plan, an employee, a director and consultant were granted 33,000,000 restricted stock awards at a price of $0.025 per share for services, whereby 23,000,000 shares vested on January 1, 2023 and 10,000,000 will vest on January 1, 2024. During the year ended June 30, 2023, the Company issued 23,000,000 shares of common stock, and recorded stock compensation expense of $700,000, which was reported in the financial statements.

OPTIONS

On October 2, 2017, the Company granted non-qualified options to purchase 10,000,000 shares of common stock. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. Of the 10,000,000 non-qualified options, one-third vest immediately, and one-third vest the second and third year, such that the options are fully vested with a maturity date of October 2, 2022 and are exercisable at an exercise price of $0.01 per share. As of June 30, 2022, the consultant had redeemed 6,928,788 options, leaving a balance of 3,071,412 options. The remaining options of 3,071,412 were fully exercised during the year ended June 30, 2023.

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

A summary of the Company’s stock option activity and related information follows:

	6/30/2023		6/30/2022
		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	Of	exercise
	Options	price	Options	price
Outstanding, beginning of period	157,965,711	$0.0089	157,965,711	$0.0089
Granted	9,000,000	$0.0160	-	-
Exercised	-	$0.01	-	-
Redemption of options	(3,071,212)	-	-	-
Outstanding, end of period	163,894,499	$0.098	157,965,711	$0.0089
Exercisable at the end of period	157,894,499	$0.094	157,965,711	$0.0089

Year ended June 30, 2023

During the year ended June 30, 2023, a consultant redeemed 3,071,212 nonqualified stock options through a cashless exercise for 1,933,852 options, and used the remaining 1,137,360 options for the cost of the cashless exercise. The options were fully vested and previously expensed accordingly.

Under the 2019 Equity Incentive Plan, employees were granted 9,000,000 shares of options at a price per share of $0.016, which vest on June 1, 2026. The Company recorded stock compensation expense of $22,372, which was reported in the financial statements.

Year ended June 30, 2022

During the year ended June 30, 2022, the Company redeemed a total of 24,887,463 shares of the Company’s stock options from related parties for a total of $1,450,000, leaving a balance of $157,965,711 stock options outstanding.

The weighted average remaining contractual life of options outstanding as of June 30, 2023 and 2022 was as follows:

6/30/2023				6/30/2022
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$-	-	-	-	$0.0100	3,071,212	3,071,212	0.76
$0.016	9,000,000	3,000,000	2.92	$-	-	-	-
$0.0097	6,000,000	6,000,000	2.59	$0.0097	6,000,000	6,000,000	3.59
$0.0099	138,894,499	138,894,499	2.57	$0.0099	138,894,499	138,894,499	3.57
$0.0060	10,000,000	10,000,000	3.06	$0.0060	10,000,000	10,000,000	4.06
	163,894,499	157,894,499			157,765,711	157,965,711

4.	OPTIONS AND WARRANTS (Continued)

WARRANTS

As of June 30, 2023, the Company had an aggregate of 86,495,239 common stock purchase warrants outstanding, with exercise prices ranging from $0.0938 - $0.13125 per share. The warrants were estimated at fair value on the date of issuance as calculated using the Black-Scholes valuation model. The derivative liability calculated on all warrants outstanding as of the year ended June 30, 2023, was removed with the exchange of the convertible notes and accrued interest for preferred shares. (See Note 6). The warrants can be exercised over periods of three (3) to five (5) years.

A summary of the Company’s warrant activity and related information follows for the year ended June 30, 2023

	6/30/2023
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding, beginning of period	94,895,239	$0.11
Granted	-	-
Exercised	-	-
Forfeited/Expired	(8,400,000)	$.0938
Outstanding, end of period	86,495,239	$0.12
Exercisable at the end of period	86,495,239	$0.12

6/30/23			Weighted Average
Exercise Price	Warrants Outstanding	Warrants Exercisable	Remaining Contractual Life (years)
$0.0938	8,400,000	8,400,000	0.50
$0.13125	6,666,667	6,666,667	2.66
$0.12	71,428,572	71,428,572	2.67
	86,495,239	86,495,239

At June 30, 2023, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2023, there were no outstanding convertible promissory notes. All convertible notes were exchanged for Series C Preferred Shares.

The Company issued a 10% convertible promissory note on November 9, 2017 (the “Nov 2017 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of $500,000. The Nov 2017 Note had a maturity date of November 9, 2018, with an automatic extension of sixty (60) months from the effective date of the note. The Nov 2017 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Nov 2017 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. During the year ended June 30, 2023, the Company issued 274,198,530 shares of common stock upon the conversion of principal in the amount of $177,500, plus accrued interest of $82,989. As of June 30, 2023, the balance remaining was $0.

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued a 10% convertible promissory note on June 27, 2018 (the “Jun 2018 Note”) in the aggregate principal amount of up to $500,000. The Company received tranches for an aggregate principal total of $500,000. The Jun 2018 Note matured on June 27, 2019, which was automatically extended for sixty (60) months from the effective date of the note. The Jun 2018 Note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price since the original effective date of the note or the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of three (3) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Jun 2018 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event, that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $1,500 per day shall be assessed for each day after the third business day (inclusive of the day of the conversion) until the shares are delivered. The balance of the Jun 2018 Note of $500,000, plus interest was exchanged for Series C Preferred Shares, leaving a remaining balance at June 30, 2023 of $0.

The Company issued a 10% convertible promissory note on August 10, 2018 (the “Aug 2018 Note”) in the aggregate principal amount of up to $100,000. The Aug 2018 Note had a maturity date of August 10, 2019, with an extension of sixty (60) months from the date of the note. The Aug 2018 Note matures on August 10, 2023. The Aug 2018 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of a) $0.005 per share or b) sixty-one (61%) percent of the lowest trading price per common stock recorded on any trade day after the effective date. The conversion feature of the Aug 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The balance of the Aug 2018 Note of $100,000, plus interest was exchanged for Series C Preferred Shares, leaving a remaining balance at June 30, 2023 of $0.

On April 15, 2020, the Company issued a convertible promissory note (the “Apr 2020 Note”) to an investor in the aggregate principal amount of $50,000. The Company received tranches for an aggregate principal total of $50,000. The Apr 2020 Note matures twelve (12) months from the effective dates of each respective tranche, such that the Apr 2020 Note matures on April 15, 2021, with an automatic extension of sixty (60) months from the effective date of each tranche. The Apr Note is convertible into shares of common stock of the Company at a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire common stock. If the Company fails to deliver shares in accordance with the timeframe of four (4) business days of the receipt of a notice of conversion, the lender, at any time prior to selling all of those shares, may rescind any portion, in whole or in part of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the principal sum with the rescinded conversion shares returned to the Company. In no event shall the lender be entitled to convert any portion of the Apr 2020 Note to the extent such conversion would result in beneficial ownership by the lender and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. In addition, for each conversion, in the event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the fourth business day (inclusive of the day of the conversion) until the shares are delivered. The conversion feature of the April 2020 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Apr 2020 Note. The balance of the Apr 2020 Note of $50,000, plus interest was exchanged for Series C Preferred Shares, leaving a remaining balance as of June 30, 2023 of $0.

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

6.	DERIVATIVE LIABILITIES (Continued)

In accordance with ASC No. 820, “Fair Value Measurements and Disclosures”, the Company measures its liability related to convertible notes and warrants at fair value using Black Scholes. They are valued using alternative pricing sources and models utilizing market observable inputs. The liability related to the convertible notes and warrants is classified within Level 3 value hierarchy because the liability is based on present value calculations and external valuation models whose inputs include market interest rates, estimated operational capitalization rates, volatilities and illiquidity. Unobservable inputs used in these models are significant.

During the year ended June 30, 2023, the Company recorded a net gain change in derivative of $9,204,387 in the statement of operations, due to the removal of the derivatives for the warrants and the convertible notes, for the exchange of the convertible notes and accrued interest for Series C Preferred Shares.

For the years ended June 30, 2023 and 2022, the fair value of the derivative liabilities are as follows;

	6/30/2023	6/30/2022

Derivative liability, convertible notes and accrued interest	$-	$24,528,774
Derivative liability, warrants	-	1,486,295
Total	$-	$26,015,069

7.	CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND EQUITY INVESTMENT, RELATED PARTY

As of June 30, 2023, the Company invested in corporate bonds and government bonds, which have been recognized in the financial statements at cost.

The Company considers corporate bonds and government bonds (“bonds”) as investments due to their ratings. The bonds are rated based on their default probability, health of the corporation’s debt structure, as well as the overall health of the economy. The bonds fall into the category as investments if they have a rating between AA and BBB.

As of June 30, 2023, the components of the Company’s cash, cash equivalents, short -term investments are summarized as follows:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Cash	$13,928,552	$-	$-	$-	$13,928,552	$-

Subtotal	13,928,552	-	-	-	13,928,552	-

Level 1
U.S. Treasury bills and Obligations	23,257,437	-	-	-	23,257,437	-
Subtotal	23,257,437	-	-	-	23,257,437	-

Level 2
Corporate securities	3,188,040	-	(193,006)	2,995,034	-	3,188,040
Investment, related party	7,000,000	655,601	-	7,655,601	-	7,000,000

Subtotal	10,188,040	655,600	(193,006)	10,650,635	-	10,188,040

Total	$47,374,029	$655,601	$(193,006)	$10,650,635	$37,185,989	$10,188,040

The Company has invested in corporate securities, which mature from July 15, 2023 through August 16, 2023, and are held to maturity. The current trading prices or fair market value of the securities vary, and we believe any decline in fair value is temporary. All securities are current and not in default.

7.	CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND INVESTMENT IN AFFILIATE (Continued)

The following table summarizes the amortized cost of the held-to-maturity securities at June 30, 2023, aggregated by credit quality indicator.

Credit Quality Indicators for the Securities
AA/A
Corporate Securities	1,856,405
BBB
Corporate Securities	1,331,635
Total	$3,188,040

During the year ended June 30, 2023, the Company recognized interest income pertaining to the investments of $1,035,946 in the financial statements, which is recorded as part of investment income in the statement of operations.

8.	INVESTMENTS IN SECURITIES -RELATED PARTY AND BOND RECEIVABLE -RELATED PARTY

The Company over the past year has considered many companies in the hydrogen space for strategic investments, and believed that TECO 2030 ASA (TECO)’s fuel cell technology, designed with their development partner AVL, has shown incredible potential to become a key player in the fuel cell market. On November 11, 2022, the Company (“SunHydrogen”) entered into a subscription agreement with TECO a public limited company incorporated in Norway. Pursuant to the subscription agreement, the Company purchased 13,443,875 shares of TECO stock for an aggregate consideration of $7 million in USD, at an exchange rate of NOK 10.4094. The stocks purchased are adjusted to fair value based on unrealized gain or loss at the end of each period. Sunhydrogen, Inc. has reported TECO as a related party, due to having an 8.3% interest as a shareholder.

The Company purchased a bond receivable of TECO for a subscription amount of $3 million in USD. The issuance of the bond receivable is through a Tap Issue Addendum to TECO’s secured convertible notes agreement dated June 1, 2022, pursuant to which Nordic Trustee AS is acting as the security agent on behalf of the note holders. The bond receivable mature on June 1, 2025, and bears interest at the rate of 8% per annum paid quarterly in arrears and are convertible into shares of TECO at a rate of NOK 5.0868 per share. For the year ended June 30, 2023, the Company recognized interest income of $113,913 in the financial statements. All interest income has been paid timely each quarter.

The CEO of SunHydrogen is a director of TECO, however it is the percentage of ownership of TECO’s common stock that makes this a related party relationship.

	Cost Basis	Unrealized Gain	Fair Value June 30, 2023
Short term equity investments at fair value, related party	$7,000,000	$655,601	$7,655,601

During the year ended June 30, 2023, the Company recognized an unrealized gain of $655,601 in the financial statements.

9.	COMMITMENTS AND CONTINGENCIES

Effective October 1, 2022, the Company extended its research agreement with the University of Iowa through September 30, 2023. As consideration under the research agreement, the University of Iowa will receive a maximum of $343,984 from the Company in four equal installments of $85,996. The agreement can be terminated by either party upon sixty (60) days prior written notice to the other. As of June 30, 2023, there remains a balance of $85,996 per the agreement due in the quarter ending September 30, 2023.

Effective October 1, 2022, the Company extended its research agreement with the University of Michigan through September 30, 2023. As consideration under the research agreement, the University of Michigan will receive a maximum of $298,194, from the Company in four equal installments of $74,549. In the event of early termination by the Sponsor, the Sponsor will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of June 30, 2023, there remains a balance of $74,549 per the agreement due in the quarter ending September 30, 2023.

Effective December 2021, the Company entered into a marketing media campaign in the amount of $350,000, during the year ended June 30, 2022. The Company paid $262,500, and the remaining balance of $87,500 was paid on July 11, 2022 leaving a zero balance as of June 30, 2023.

9.	COMMITMENTS AND CONTINGENCIES (Continued)

The Company rented lab space with the University of Iowa as of February 2022. The monthly rent was $1,468, plus an additional $500 for the rental of a lab on a month-to-month basis and is cancelable with a thirty (30) day notice. On July 1, 2022, the Company increased the space needed for its’ lab work for a monthly rental of $5,468 per month. Due to the rental being month-to-month, ASC 842 lease accounting is not applicable.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operation.

10.	RELATED PARTY

As of June 30, 2023, the Company reported an accrual associated with the CEO’s prior years’ salary in the amount of $211,750 for the current year, which is recorded in related party accrued expenses. The Company began accruing the salary in 2011 and used the funds for operating expenses. During the period ended December 31, 2022, the accrued salary was reclassified as a loan from the CEO, with an interest rate of five percent (5%). The loan will be repaid with monthly payments of $9,290, including interest and principal over a two-year period. As of June 30, 2023, the principal balance remaining on the loan was $143,460, and interest paid during the year was $6,033.

Under the 2019 Equity Incentive Plan, an employee was granted 21,500,000 restricted stock awards at a price of $0.025 per share for services, which vested on March 30, 2023. During the year ended June 30, 2023, the Company issued 21,500,000 shares of common stock and recorded stock compensation expense of $537,500 reported in the financial statements.

Under the 2022 Equity Incentive Plan, an employee, a director and consultant were granted 33,000,000 restricted stock awards at a price of $0.025 per share for services, whereby 23,000,000 shares vest on January 1, 2023 and the remaining 10,000,000 will vest on January 1,2024. During the year ended, the Company issued 23,000,000 shares of common stock and recorded stock compensation expense of $700,000, as reported in the financial statements.

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

During the year ended June 30, 2023, a consultant exercised 3,071,412 nonqualified stock options through a cashless exercise for $32,875 in stock compensation expense reported in the financial statements.

On November 11, 2022, the Company (“SunHydrogen”) entered into a subscription agreement with TECO a public limited company incorporated in Norway. Pursuant to the subscription agreement, the Company purchased 13,443,875 shares of TECO stock for an aggregate consideration of $7 million in USD, at an exchange rate of NOK 10.4094.

The stocks purchased are adjusted to fair value at the end of each period.

The Company purchased a convertible note of TECO for a subscription amount of $3 million in USD. The issuance of the convertible note receivable is through a Tap Issue Addendum to TECO’s secured convertible notes agreement dated June 1, 2022, pursuant to which Nordic Trustee AS is acting as the security agent on behalf of the note holders. The convertible note matures on June 1, 2025, and bears interest at the rate of 8% per annum  paid quarterly in arrears and are convertible into shares of TECO at a rate of NOK 5.0868 per share.  During the year ended June 30, 2023, the Company recognized interest income of $113,913 in the financial statements.

Sunhydrogen, Inc. has reported TECO as a related party, due to having an 8.3% interest as a shareholder.

11.	DEFERRED TAX BENEFIT

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2020.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amount when the realization is uncertain. Included in the balance at June 30, 2023 and 2022, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

11.	DEFERRED TAX BENEFIT (Continued)

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended June 30, 2023 and 2022, the Company did not recognize interest or penalties.

At June 30, 2023, the Company had net operating loss carry-forward of approximately $24,586,700, which expires in future years. No tax benefit has been reported in the June 30, 2023 and 2022 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2023 and 2022 due to the following:

	6/30/2023	6/30/2022
Book income (loss)	$204,745	$18,912,318
Non-deductible expenses	1,975,885	(19,517,066)
Depreciation and amortization	(860)	2,623
Valuation Allowance	(2,179,770)	602,125

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of June 30, 2023 and 2022:

	6/30/2023	6/30/2022
Deferred tax assets:
NOL carryover	$(5,163,215)	$(3,376,695)
Research and development	736,330	452,330
Related party accrual	30,125	44,470
Deferred tax liabilities:
Depreciation and amortization	(4,485)	(4,485)

Less Valuation Allowance	$4,401,245	$2,884,380

Income tax expense	$-	$-

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

On September 8, 2023, the Company issued 221,052,632 shares of common stock upon the conversion of 2,100 shares of Series C preferred stock with a face value of $210,000 at a conversion price of $0.0095.

On September 21, 2023, the Company issued 18,684,057 shares of common stock per the purchase notice at a price of $0.015354 per share in the amount of $250,0000, according to the purchase agreement.