Form 10-Q
period 2023-09-30
SUNHYDROGEN, INC.
filed 2023-11-13
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares of registrant’s common stock outstanding, as of November 9, 2023 was 5,061,034,972.

SUNHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	September 30, 2023	June 30, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$34,929,049	$37,185,989
Certificate of deposit	5,014,728	-
Marketable securities at cost	-	3,188,040
Short term investment at fair value, related party	7,941,270	7,655,601

TOTAL CURRENT ASSETS	47,870,319	48,029,630

OTHER ASSETS

INVESTMENT
Convertible notes receivable, related party	3,000,000	3,000,000

TOTAL INVESTMENTS	3,000,000	3,000,000

NET PROPERTY AND EQUIPMENT	107,569	116,875

INTANGIBLE ASSETS
Domain, net of amortization of $0 and $5,315, respectively	-	29
Trademark, net of amortization of $743 and $714, respectively	400	428
Patents, net of amortization of $37,986 and $36,344, respectively	63,157	64,799

TOTAL INTANGIBLE ASSETS	63,557	65,256

TOTAL OTHER ASSETS	3,171,126	3,182,131

TOTAL ASSETS	$51,041,445	$51,211,761

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other payables	$220,170	$232,893
Accrued expenses	840	628
Loan payable, related party	108,104	106,728

TOTAL CURRENT LIABILITIES	329,114	340,249

LONG TERM LIABILITIES
Loan payable, related party	9,206	36,731

TOTAL LONG TERM LIABILITIES	9,206	36,731

TOTAL LIABILITIES	338,320	376,980

COMMIMENTS AND CONTINGENCIES (SEE NOTE 9)

Series C 10% Preferred Stock, 8,851 and 10,951 shares issued and outstanding, redeemable value of $885,100 and $1,095,100, respectively	885,100	1,095,100

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 10,000,000,000 authorized common shares 5,061,034,972 and 4,821,298,283 shares issued and outstanding, respectively	5,061,035	4,821,298
Additional Paid in Capital	127,176,142	126,889,423
Accumulated deficit	(82,419,152)	(81,971,040)

TOTAL SHAREHOLDERS’ EQUITY	49,818,025	49,739,681

TOTAL LIABILITIES, PREFERRED STOCK SUBJECT TO REDEEMPTION AND SHAREHOLDERS’ EQUITY	$51,041,445	$51,211,761

The accompanying notes are an integral part of these unaudited condensed financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	THREE MONTHS ENDED
	September 30, 2023	September 30, 2022

REVENUE	$-	$-

OPERATING EXPENSES
Selling and Marketing	44,000	87,745
General and administrative expenses	504,661	235,107
Research and development cost	439,064	305,530
Depreciation and amortization	11,005	10,321

TOTAL OPERATING EXPENSES	998,730	638,703

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(998,730)	(638,703)

OTHER INCOME/(EXPENSES)
Investment income	475,609	255,012
Dividend expense	(20,929)	(6,750)
Unrealized Gain(loss) on investments, related party	285,669	-
Realized Gain(Loss) on redemption of marketable securities	(188,040)	(19,119)
Gain(Loss) on change in derivative liability	-	(464,037)
Interest expense	(1,691)	(23,352)

TOTAL OTHER INCOME (EXPENSES)	550,618	(258,246)

NET LOSS	$(448,112)	$(896,949)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	4,861,570,005	4,271,749,146

The accompanying notes are an integral part of these unaudited condensed financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	THREE MONTHS ENDED SEPTEMBER 30, 2022
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	-	$-	$270,000	4,271,749,146	$4,271,749	$103,311,733	$(83,842,968)	$23,740,514

Net Loss	-	-	-	-	-	-	(896,949)	(896,949)

Balance at September 30, 2022	-	-	270,000	4,271,749,146	4,271,749	103,311,733	(84,739,917)	22,843,565

	THREE MONTHS ENDED SEPTEMBER 30, 2023
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	-	$-	$1,095,100	4,821,298,283	$4,821,298	$126,889,423	$(81,971,040)	$49,739,681

Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	18,684,057	18,684	225,291	-	243,975

Issuance of common stock upon conversion of Series C Preferred stock	-	-	(210,000)	221,052,632	221,053	(11,053)	-	210,000

Stock compensation cost	-	-	-	-	-	72,481	-	72,481

Net Loss	-	-	-	-	-	-	(448,112)	(448,112)

Balance at September 30, 2023	-	-	885,100	5,061,034,972	5,061,035	127,176,142	(82,419,152)	49,818,025

The accompanying notes are an integral part of these unaudited condensed financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Three Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(448,112)	(896,949)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	11,005	10,321
Stock based compensation expense for services	72,481	-
Loss on redemption of marketable securities	188,040	19,119
Net (Gain) Loss on change in derivative liability	-	464,037
Unrealized gain on change in fair value of investment, related party	(285,669)	-
Change in assets and liabilities :
Prepaid expense	-	1,451
Accounts payable	(12,723)	94,045
Accrued expenses	212	3,080
Accrued interest on convertible notes	-	23,352

NET CASH USED IN OPERATING ACTIVITIES	(474,766)	(281,544)

CASH FLOWS FROM INVESTING ACTIVITIES
Marketable securities purchased	(72,457,347)	(1,790,735)
Marketable securities redeemed	72,457,347	-
Purchase of certificate of deposit	(5,014,728)	-
Redemption of short term investments in corporate securities	3,000,000	-
Purchase of tangible assets	-	(33,814)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	(2,014,728)	(1,824,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party note payable	(26,149)	-
Net proceeds from purchase agreements	243,975	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	217,826	-

NET INCREASE (DECREASE) IN CASH	(2,271,668)	(2,106,093)

CASH, BEGINNING OF PERIOD	37,185,989	27,681,485

CASH, END OF PERIOD	34,914,321	25,575,392

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,691	$-
Taxes paid		$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Conversion of Series C preferred shares to common shares	$210,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2023 AND 2022

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ended June 30, 2024. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2023.

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

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of September 30, 2023, the cash balance in excess of the FDIC limits was $32,550,160. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

The Company recognized depreciation expense of $9,306 and $8,563 for the three months ended September 30, 2023 and the year ended June 30, 2022, respectively.

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

	Useful Lives	9/30/2023	6/30/2023

Domain-gross	15 years	$5,315	$5,315
Less accumulated amortization		(5,315)	(5,286)
Domain-net		$-	$29

Trademark-gross	10 years	$1,143	$1,143
Less accumulated amortization		(743)	(714)
Domain-net		$400	$429

Patents-gross	15 years	$101,143	$101,143
Less accumulated amortization		(37,986)	(36,344)
Patents-net		$63,157	$64,799

The Company recognized amortization expense of $1,699 and $1,758 for the three months ended September 30, 2023 and the year ended June 30, 2023, respectively.

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the three months ended September 30, 2023. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards (Note 4).

Three months ended September 30, 2023

The Company calculated the dilutive impact of 218,394,499 outstanding stock options, 86,495,239 common stock purchase warrant, and 8,851 Series C Preferred shares, which are convertible into shares of common stock. Stock options, common stock purchase warrants, and Series C Preferred shares were not included in the calculation of net earnings per share, because their impact on income per share is antidilutive.

Three months ended September 30, 2022

The Company calculated the dilutive impact of 157,965,711 outstanding stock options, 94,895,239 common stock purchase warrants, and the convertible debt and accrued interest of $1,042,614, which is convertible into shares of common stock. The common stock purchase warrants, stock options, and convertible debt and accrued interest, were not included in the calculation of net earnings per share, because their impact on income per share is antidilutive.

	Three Months Ended
	September 30,
	2023	2022

Income (Loss) to common shareholders (Numerator)	$(448,112)	$(896,949)

Basic weighted average number of common shares outstanding (Denominator)	4,861,570,005	4,271,749,146

Diluted weighted average number of common shares outstanding (Denominator)	4,861,570,005	4,271,749,146

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Incentive Plan and Stock Options

On January 27, 2022, the Company adopted the 2022 Equity Incentive Plan, to enable the Company to attract and retain the types of employees, consultants, and directors who will contribute to the Company’s long-range success. The maximum number of shares of common stock that may be issued under the 2022 Plan is initially 400,000,000. The number of shares will automatically increase on the first day of the Company’s fiscal year beginning in 2023 so that the total number of shares issuable will at all times equal fifteen percent (15%) of the Company’s fully diluted capitalization on the first day of the Company’s fiscal year, unless the Board adopts a resolution providing that the number of shares issuable under the 2022 Plan shall not be so increased. During the year ended June 30, 2023, the Company granted restricted stock in the amount of 120,600,000 shares of which 110,600,000 vested in the period. Ten million shares will vest on January 1, 2024. As of September 30, 2023 there were 279,400,00 shares in the reserve. As of July 1, 2023, the plan increased to 723,194,742 shares.

Equity Incentive Plan

On December 17, 2018, the Board of Directors approved and adopted the 2019 Equity Incentive Plan (“the Plan”), with 300,000,000 shares reserved for issuance pursuant to the Plan. The purpose of the Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The awards are performance-based compensation that are granted under the Plan as incentive stock options (ISO) or nonqualified stock options. The per share exercise price for each option shall not be less than 100% of the fair market value of a share of common stock on the date of grant of the option. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing cost. The Company accounts for stock option grants issued and vesting to employees and non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date. As of September 2020, the Company issued 124,304,650 shares of common stock for consulting services. The Company granted options to purchase 170,000,000 shares of common stock options on January 23, 2019. On July 29, 2022, the Company granted restricted stock awards of 21,500,000 shares to an employee for services, which vested on March 30, 2023. On June 1, 2023, the Company granted 9,000,000 non-statutory stock options to employees for services, which one-third (1/3) vested immediately, and the remainder shall vest one-twenty fourth (1/24) per month from months thirteen (13) through thirty-six (36) after the date of this option. As of June 30, 2023, the Company had redemptions of 38,034,089 options, which were added back to the total reserve.

As of September 30, 2023, under the 2019 Equity Incentive Plan, there were 286,770,561 stock options and shares issued, and a reserve of 13,229,439 shares.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of September 30, 2023, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents at September 30, 2023	$34,914,321	$34,914,321	$-	$-
Certificate of Deposit	$5,014,728	$-	5,014,728
Marketable securities measured at fair value September 30, 2023	$7,941,270	$-	$7,941,270	$-
	$47,870,319	$34,914,321	$12,955,998	$-

Cash and cash equivalents at September 30, 2022	$7,774,842	$7,774,842	$-	$-
Marketable securities measured at fair value September 30, 2022	$26,094,857	$-	$26,094,857	$-
	$33,869,699	$7,774,842	$26,094,857	$-
Liabilities:
Derivative liabilities measured at fair value September 30, 2023	$-	$-	$-	$-
Derivative liabilities measured at fair value September 30, 2022	$26,479,106	$-	$-	$26,479,106

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of September 30, 2023, the Company had no derivative liabilities for which Level 3 inputs were reported.

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value for the period ended September 30, 2022:

Balance as of June 30, 2022	$26,015,069
Loss on change in derivative liability	464,037
Balance as of September 30, 2022	$26,479,106

As of September 30, 2023, the derivative liability balance was $0.

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $439,064 and $305,530 for the three months ended September 30, 2023 and 2022, respectively.

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

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited financial statements as of September 30, 2023.

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

3.	CAPITAL STOCK (Continued)

On December 15, 2021, the Company entered into a securities purchase agreement with an accredited investor for an exchange of convertible debt to equity. Under the purchase agreement, the Company and investor acknowledged there was $187,800 of principal remaining under the note issued to the investor by the Company on February 3, 2017, plus $80,365 of accrued interest, representing a total aggregate note balance of $268,165. Pursuant to the purchase agreement, the Company sold to the investor 2,700 shares of the Company’s newly designated Series C Preferred Stock for a total purchase price of $268,165, and a loss on settlement of debt of $1,835. On April 15, 2023, the Company entered into another securities purchase agreement with the investor to exchange the remaining notes with principal $550,000, plus accrued interest of $126,455, representing a total aggregate note balance of $676,455, and a loss on settlement of debt of $45. Pursuant to the purchase agreement, the Company sold 6,765 shares of the Company’s Series C Preferred Stock to the investor, for a total purchase price of $676,455. The investor tendered the Note to the Company for cancellation and agreed to forgo all future accrued interest under the Note, as the total purchase price for the shares. As of September 30, 2023, the Company had a total of 9,465 shares of Series C Preferred Stock outstanding with a fair value of $946,500, and a stated value of one hundred dollars ($100) (“share value’) per share, convertible into shares of common stock of the Company. The stock was presented as mezzanine equity because it is redeemable at a fixed or determinable amount upon an event that is outside of the issuer’s control. Upon liquidation, dissolution and winding up of the Company, the holder of each outstanding share of Series C Preferred Stock shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders upon such liquidation, before any payments shall be made or any assets distributed to the holders of the common stock, the stated value of the Series C Preferred Shares plus any declared but unpaid dividends. No other current or future equity holders of the Company shall have higher priority of liquidation preference than holders of Series C Preferred Stock. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.00095 per share. During the three months ended September 30, 2023, the investor converted 2,100 preferred shares with a stated value of $210,000, at a conversion price of $0.00095. The preferred shares were converted into 221,052,632 shares of common stock. As of September 30, 2023, 7,365 shares of Series C Preferred Stock remain outstanding.

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

As of September 30, 2023, the Company had a total of 8,851 shares of Series C Preferred Stock outstanding with a fair value of $885,100, and a stated value of one hundred dollars ($100) (“share value’) per share, convertible into shares of common stock of the Company. Upon liquidation, dissolution and winding up of the Company, the holder of each outstanding share of Series C Preferred Stock shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders upon such liquidation, before any payments shall be made or any assets distributed to the holders of the common stock, the stated value of the Series C Preferred Shares plus any declared but unpaid dividends. No other current or future equity holders of the Company shall have higher priority of liquidation preference than holders of Series C Preferred Stock. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.00095 per share.

3.	CAPITAL STOCK (Continued)

During the fiscal year ended June 30, 2023, the Company entered into a purchase agreement with investors for an exchange of convertible debt into equity. The investors exchanged convertible notes in the amount of $837,800, plus interest in the amount of $255,423, and an aggregate loss of $1,877 for an aggregate total of $1,095,100 in exchange for 10,951 shares of the Company’s Series C Preferred Stock. The extinguishment of the convertible debt and derivative was recognized in the Company’s financial statement as a loss on settlement of convertible notes and derivative liability in the amount of $664,627. A valuation was prepared based on a stock price of $0.020 as of April 15, 2023 and $0.0185 as of June 19, 2023, with a volatility of 96.6%, as of April 15, 2023 and 82.9% as of June 19, 2023 based on an estimated term of 5 years.

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

Three months ended September 30, 2023

On November 11, 2022, the Company entered into a Purchase Agreement with an investor to purchase up to $45,000,000 of shares of the Company’s common stock. During the three months ended September 30, 2023, the Company issued 18,939,394 shares of common stock for $243,975 under the purchase agreement at prices of $0.0132, pursuant to the purchase notices received from the investor. The finance cost of $6,025 was deducted from the gross proceeds received.

On September 8, 2023, the Company issued 221,052,632 shares of common stock, upon conversion of 2,100 shares of preferred stock with a face value of $210,000 at an exercise price of $0.00095.

Three months ended September 30, 2022

During the three months ended June 30, 2022, the Company issued 381,457,044 shares of common stock upon conversion of convertible notes in the amount of $255,900 of principal, plus accrued interest of $106,484 based upon a conversion price of $0.00095 per share. The notes were converted per the terms of their respective agreements and therefore no gain or loss on the conversion was recorded.

During the three months ended June 30, 2022, the Company issued 40,983,607 shares of common stock pursuant to a purchase agreement for cash at a price of $0.02745 per share for aggregate net proceeds of $960,000.

4.	OPTIONS AND WARRANTS

RESTRICED STOCK AWARDS

On July 29, 2022, the Board of Directors determined that in the best interest of the Company to grant an employee a restricted stock award in consideration of services to be rendered to the Company. The Board granted 21,500,000 shares of restricted stock awards, which vested on March 30, 2023. Under the 2019 Equity Incentive Plan, an employee was granted 21,500,000 restricted stock awards at a price of $0.025 per share for services, which vested on March 30, 2023. During the three months ended September 30, 2023, the Company issued 21,500,000 shares of common stock and recorded stock compensation expense of $537,500, which was reported in the financial statements.

On November 8, 2022 and December 20, 2022, the Board of Directors determined that in the best interest of the Company, to grant certain employees, a director and a consultant restricted stock awards in consideration of services to be rendered to the Company. The Board granted 33,000,000 shares of restricted stock awards, whereby, 23,000,000 shares vested on January 1, 2023 and 10,000,000 shares will vest on January 1, 2024. Under the 2022 Equity Incentive Plan, an employee, a director and consultant were granted 33,000,000 restricted stock awards at a price of $0.025 per share for services, whereby 23,000,000 shares vested on January 1, 2023 and 10,000,000 will vest on January 1, 2024.

OPTIONS

On October 2, 2017, the Company granted non-qualified options to purchase 10,000,000 shares of common stock. Each option expires on the date specified in the option agreement, which date is not later than the fifth (5th) anniversary from the grant date of the options. Of the 10,000,000 non-qualified options, one-third vest immediately, and one-third vest the second and third year, such that the options are fully vested with a maturity date of October 2, 2022 and are exercisable at an exercise price of $0.01 per share. As of June 30, 2023, the 10,000,000 options were fully exercised.

A summary of the Company’s stock option activity and related information follows:

	9/30/2023		9/30/2022
		Weighted		Weighted
		average		average
	Number Of	exercise	Number Of	exercise
	Options	price	Options	price
Outstanding, beginning of period	163,894,499	$0.0095	157,965,711	$0.0089
Granted	-		-	-
Exercised	-		-	-
Redemption of options	-	-	-	-
Outstanding, end of period	163,894,499	$0.095	157,965,711	$0.0089
Exercisable at the end of period	158,644,499	$0.095	157,965,711	$0.0089

Three months ended September 30, 2023

During the three months ended September 30, 2023, there were no stock options granted.

Under the 2019 Equity Incentive Plan, employees were granted 9,000,000 options at an exercise price per share of $0.016, which vest on June 1, 2026. The Company recorded stock compensation expense of $9,981, which was reported in the financial statements.

4.	OPTIONS AND WARRANTS (Continued)

Three months ended September 30, 2022

During the three months ended September 30, 2022, the Company redeemed a total of 24,887,463of the Company’s stock options from related parties for a total of $1,450,000, leaving a balance of $157,965,711 stock options outstanding.

The weighted average remaining contractual life of options outstanding as of September 30, 2023 and 2022 was as follows:

9/30/2023				9/30/2022
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$-	-	-	-	$0.0100	3,071,212	3,071,212	0.01
$0.016	9,000,000	3,750,000	2.67	$-	-	-	-
$0.0097	6,000,000	6,000,000	2.34	$0.0097	6,000,000	6,000,000	3.34
$0.0099	138,894,499	138,894,499	2.32	$0.0099	138,894,499	138,894,499	3.32
$0.0060	10,000,000	10,000,000	2.81	$0.0060	10,000,000	10,000,000	3.81
	163,894,499	158,644,499			157,765,711	157,965,711

WARRANTS

As of September 30, 2023, the Company had an aggregate of 86,495,239 common stock purchase warrants outstanding, with exercise prices ranging from $0.0938 - $0.13125 per share. The warrants were estimated at fair value on the date of issuance as calculated using the Black-Scholes valuation model. The derivative liability calculated on all warrants outstanding as of the three months ended September 30, 2023, was removed with the exchange of the convertible notes and accrued interest for preferred shares. (See Note 6). The warrants can be exercised over a period of three (3) years.

A summary of the Company’s warrant activity and related information follows for the three months ended September 30, 2023

	9/30/2023
		Weighted
		average
	Number of	exercise
	Warrants	price
Outstanding, beginning of period	86,495,239	$0.12
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	86,495,239	$0.12
Exercisable at the end of period	86,495,239	$0.12

4.	OPTIONS AND WARRANTS (Continued)

9/30/23			Weighted Average
Exercise Price	Warrants Outstanding	Warrants Exercisable	Remaining Contractual Life (years)
$0.0938	8,400,000	8,400,000	0.25
$0.13125	6,666,667	6,666,667	2.41
$0.12	71,428,572	71,428,572	2.42
	86,495,239	86,495,239

At September 30, 2023, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CASH, CASH EQUIVALENTS, CERTIFICATE OF DEPOSIT, MARKETABLE SECURITIES, AND EQUITY INVESTMENT, RELATED PARTY

As of September 30, 2023, the Company invested in marketable securities, which have been recognized in the financial statements at cost.

As of September 30, 2023, the components of the Company’s cash, cash equivalents, short -term investments are summarized as follows:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short Term Investments	Short-Term Marketable Securities
Cash	$8,423,320	$-	$-	$-	$8,423,320		$-

Subtotal	8,423,320	-	-	-	8,423,320		-

Level 1
		-	-	-
U.S. Treasury bills and Obligations	26,491,001	-	-	-	26,491,001		-
Subtotal	34,914,321	-	-	-	34,914,321		-

Level 2
Certificate of Deposit	5,014,728	-	-	-		5,014,728	-
Teco Investment, related party	7,000,000	941,270	-	7,941,270	-		7,941,270

Subtotal	7,000,000	941,270	-	7,941,270	-	5,014,728	7,941,270

Total	$46,929,049	$941,270	$-	$7,941,270	$34,914,321	5,014,728	$7,941,270

The Company has invested in marketable securities, which mature within ninety days from date of purchase, and are held to maturity. The current trading prices or fair market value of the securities vary, and we believe any decline in fair value is temporary. All securities are current and not in default.

During the three months ended September 30, 2023, the Company recognized interest income pertaining to the investments of $370,171 in the financial statements, which is recorded as part of investment income in the statement of operations.

5.	CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND EQUITY INVESTMENT, RELATED PARTY (Continued)

On November 11, 2022, the Company entered into a subscription agreement with TECO a public limited company incorporated in Norway. Pursuant to the subscription agreement, the Company purchased 13,443,875 shares of TECO stock for an aggregate consideration of $7 million in USD, at an exchange rate of NOK 10.4094. The stocks purchased are adjusted to fair value based on unrealized gain or loss at the end of each period. The Company has reported TECO as a related party, due to having an 8.3% interest as a shareholder.

6.	EQUITY INVESTMENT IN SECURITIES -RELATED PARTY AND BOND RECEIVABLE -RELATED PARTY

The Company purchased a bond receivable of TECO for a subscription amount of $3 million in USD. The issuance of the bond receivable is through a Tap Issue Addendum to TECO’s secured convertible notes agreement dated June 1, 2022, pursuant to which Nordic Trustee AS is acting as the security agent on behalf of the note holders. The bond receivable matures on June 1, 2025, and bears interest at the rate of 8% per year paid quarterly in arrears and is convertible into shares of TECO at a rate of NOK 5.0868 per share. For the three months ended September 30, 2023, the Company recognized interest income of $57,884 in the financial statements. All interest income has been paid timely each quarter.

The CEO of SunHydrogen is a director of TECO, however it is the percentage of ownership of TECO’s common stock that makes this a related party relationship.

	Cost Basis	Unrealized Gain 6/30/2023	Unrealized Gain 9/30/2023	Fair Value 9/302023
Short term equity investments at fair value, related party	$7,000,000	$655,601	$941,270	$7,941,270

During the three months ended September 30, 2023, the Company recognized an unrealized gain of $941,270 in the financial statements.

7.	SHORT TERM INVESTMENTS

On September 12, 2023, the Company invested in a $5,000,0000 Certificate of deposit (CD), which matures on March 12, 2024. CDs should be reported as part of cash and cash equivalents at cost plus accrued interest if less than 90 days from the purchase date, and on its own line in the financial statements if the purchase is greater than 90 days.The CD has been classified as a short term investment due to the length of time to maturity at acquisition and is measured using Level 2. The Company recognized interest income of $14,728 in the financial statements as of September 30, 2023.

8.	COMMITMENTS AND CONTINGENCIES

Effective October 1, 2022, the Company extended its research agreement with the University of Iowa through September 30, 2023. As consideration, under the research agreement, the University of Iowa will receive a maximum of $343,984 from the Company in four equal installments of $85,996. The agreement can be terminated by either party upon sixty (60) days prior written notice to the other. As of September 30, 2023, there remains a balance of $85,996 per the agreement due in the quarter ending September 30, 2023.

Effective October 1, 2022, the Company extended its research agreement with the University of Michigan through September 30, 2023. As consideration, under the research agreement, the University of Michigan will receive a maximum of $298,194, from the Company in four equal installments of $74,549. In the event of early termination by the Sponsor, the Sponsor will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of September 30, 2023, there remains a balance of $74,549 per the agreement due in the quarter ending September 30, 2023.

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

9.	RELATED PARTY

As of September 30, 2023, the Company reported an accrual associated with the CEO’s prior years’ salary in the amount of $211,750 for the current year, which is recorded in related party accrued expenses. The Company began accruing the salary in 2011 and used the funds for operating expenses. During the period ended December 31, 2022, the accrued salary was reclassified as a loan from the CEO, with an interest rate of five percent (5%). The loan will be repaid with monthly payments of $9,290, including interest and principal over a two-year period. As of September 30, 2023, the principal balance remaining on the loan was $117,310, and interest paid during the three months ended September 30, 2023 was $1,721.

Under the 2022 Equity Incentive Plan, an employee, a director and consultant were granted 33,000,000 restricted stock awards at a price of $0.025 per share for services, whereby 23,000,000 shares vest on January 1, 2023 and the remaining 10,000,000 will vest on January 1, 2024. During the three months ended September 30, 2023, the Company recorded stock compensation expense of $62,500, as reported in the financial statements.

On November 11, 2022, the Company entered into a subscription agreement with TECO a public limited company incorporated in Norway. Pursuant to the subscription agreement, the Company purchased 13,443,875 shares of TECO stock for an aggregate consideration of $7 million in USD, at an exchange rate of NOK 10.4094.

The stock purchased id adjusted to fair value at the end of each period.

The Company purchased a convertible note of TECO for a subscription amount of $3 million in USD. The issuance of the convertible note receivable is through a Tap Issue Addendum to TECO’s secured convertible notes agreement dated June 1, 2022, pursuant to which Nordic Trustee AS is acting as the security agent on behalf of the note holders. The convertible note matures on June 1, 2025, and bears interest at the rate of 8% per year paid quarterly in arrears and are convertible into shares of TECO at a rate of NOK 5.0868 per share.  During the three months ended September 30, 2023, the Company recognized interest income of $57,884 in the financial statements.

The Company has reported TECO as a related party, due to having an 8.3% interest as a shareholder.

10.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855 and had no subsequent events to report.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2023, the amounts reported for cash, investment in affiliate, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2023, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements are disclosed in notes to the financial statements.

Results of Operations for the Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

Operating Expenses

Operating expenses for the three months ended September 30, 2023 were $998,730 compared to $638,703 for the three months ended September 30, 2022. The net increase of $360,027 in operating expenses consisted primarily of an increase in salaries and research and development cost.

Other Income/(Expenses)

Other income and (expenses) for the three months ended September 30, 2023 were $550,618 compared to $(258,246) for the three months ended September 30, 2022. The increase in other income of $292,372 was the result of an increase in investment income for marketable securities.

Net Income/(Loss)

For the three months ended September 30, 2023, our net loss was $448,112, compared to a net loss of $896,949 for the three months ended September 31, 2022. The majority of the increase in net loss of $448,837, was related primarily to the decrease in net change of derivative instruments estimated in the prior period. These estimates were based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs were subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities did fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2023, we had working capital of $47,541,205, compared to $47,689,381 as of June 30, 2022. This decrease in working capital of $148,176 was primarily due to a decrease in cash.

Cash used in operating activities was $474,766 for the three months ended September 30, 2023, compared to $281,544 for the three months ended September 30, 2022. The increase in cash used in operating activities was due to an increase in salaries and research and development. The Company has had no revenues.

Cash provided by (used in) investing activities during the three months ended September 30, 2023 and September 30, 2022 was $(2,014,728) and $(1,824,549), respectively. The increase of $190,179 in investing activities was due to the redemption and purchase of the marketable securities.

Cash provided by financing activities during the three months ended September 30, 2023 was $217,826, compared to cash used in financing activities of $0 for the three months ended September 30, 2022. The increase in cash provided by financing activities was due to cash received through a purchase agreement.

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

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on September 29, 2023.

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

November 13, 2023	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)