Form 10-Q
period 2023-12-31
SUNHYDROGEN, INC.
filed 2024-02-13
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

The number of shares of registrant’s common stock outstanding, as of February 12, 2024 was 5,128,745,974.

SUNHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	December 31, 2023	June 30, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$34,721,654	$37,185,989
Certificate of deposit	5,061,200	$-
Marketable securities at cost	-	3,188,040
Short term investment at fair value, related party	5,716,766	7,655,601

TOTAL CURRENT ASSETS	45,499,620	48,029,630

OTHER ASSETS

INVESTMENT
Convertible notes receivable, related party	3,000,000	3,000,000

TOTAL INVESTMENTS	3,000,000	3,000,000

PROPERTY & EQUIPMENT
Machinery and equipment	33,814	33,814
Computers and peripherals	11,529	11,529
Vehicle	155,000	155,000
	200,343	200,343
Less: accumulated depreciation	(101,879)	(83,468)

NET PROPERTY AND EQUIPMENT	98,464	116,875

INTANGIBLE ASSETS
Domain, net of amortization of $0 and $5,315, respectively	-	29
Trademark, net of amortization of $772 and $714, respectively	371	428
Patents, net of amortization of $39,627 and $36,344, respectively	61,516	64,799

TOTAL INTANGIBLE ASSETS	61,887	65,256

TOTAL OTHER ASSETS	3,160,351	3,182,131

TOTAL ASSETS	$48,659,971	$51,211,761

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other payables	$469,285	$232,893
Accrued expenses	59,685	628
Loan payable, related party	81,920	106,728

TOTAL CURRENT LIABILITIES	610,890	340,249

LONG TERM LIABILITIES
Loan payable, related party	9,206	36,731

TOTAL LONG TERM LIABILITIES	9,206	36,731

TOTAL LIABILITIES	620,096	376,980

COMMIMENTS AND CONTINGENCIES (SEE NOTE 9)

Series C 10% Preferred Stock, 8,851 and 10,951 shares issued and outstanding, redeemable value of $885,100 and $1,095,100, respectively	885,100	1,095,100

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares outstanding	-	-
Common Stock, $0.001 par value; 10,000,000,000 authorized common shares 5,092,814,633 and 4,821,298,283 shares issued and outstanding, respectively	5,092,815	4,821,298
Additional Paid in Capital	127,509,819	126,889,423
Accumulated deficit	(85,447,859)	(81,971,040)

TOTAL SHAREHOLDERS’ EQUITY	47,154,775	49,739,681

TOTAL LIABILITIES, PREFERRED STOCK SUBJECT TO REDEEMPTION AND SHAREHOLDERS’ EQUITY	$48,659,971	$51,211,761

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling and Marketing	-	-	44,000	87,745
General and administrative expenses	497,844	3,276,042	1,002,505	3,511,149
Research and development cost	756,263	1,774,790	1,195,327	2,080,320
Depreciation and amortization	10,775	11,119	21,780	21,440

TOTAL OPERATING EXPENSES	1,264,882	5,061,951	2,263,612	5,700,654

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(1,264,882)	(5,061,951)	(2,263,612)	(5,700,654)

OTHER INCOME/(EXPENSES)
Investment income	484,984	161,834	960,593	397,727
Dividend expense	(22,591)	(6,750)	(43,520)	(13,500)
Unrealized Gain(loss) on investments, related party	(2,224,504)	8,120,635	(1,938,835)	8,120,635
Realized Gain(Loss) on redemption of marketable securities	-	-	(188,040)	-
Gain (Loss) on change in derivative liability	-	1,405,874		941,837
Interest expense	(1,714)	(21,696)	(3,405)	(45,050)

TOTAL OTHER INCOME (EXPENSES)	(1,763,825)	9,659,897	(1,213,207)	9,401,649

NET INCOME (LOSS)	$(3,028,707)	$4,597,946	$(3,476,819)	$3,700,995

BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$0.00	$(0.00)	$0.00

DILUTED EARINGINS (LOSS) PER SHARE	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	5,069,670,749	4,382,210,756	4,965,620,378	4,327,586,883

DILUTED	5,069,670,749	5,385,011,715	4,965,620,378	5,330,387,842

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023

	SIX MONTHS ENDED DECEMBER 31, 2022
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	-	$-	$270,000	4,271,749,146	$4,271,749	$103,311,733	$(83,842,968)	$23,740,514

Net Loss	-	-	-	-	-	-	(896,949)	(896,949)

Balance at September 30, 2022 (unaudited)	-	-	270,000	4,271,749,146	4,271,749	103,311,733	(84,739,917)	22,843,565

Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	56,314,806	56,315	1,361,785	-	1,418,100

Issuance of common stock for conversion of debt and accrued interest	-	-	-	120,000,000	120,000	(6,000)	-	114,000

Issuance of common stock for the conversion of stock options	-	-	-	1,933,852	1,934	30,941	-	32,875

Stock compensation for conversion of restricted stock awards	-	-	-	-	-	2,365,200	-	2,365,200
						.
Net Loss	-	-	-	-	-	-	4,597,946	4,597,946

Balance at December 31, 2022 (unaudited)	-	-	270,000	4,449,997,804	4,449,998	107,063,659	(80,141,973)	31,371,684

	SIX MONTHS ENDED DECEMBER 31, 2023
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	-	$-	$1,095,100	4,821,298,283	$4,821,298	$126,889,423	$(81,971,040)	$49,739,681

Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	18,684,057	18,684	225,291	-	243,975

Issuance of common stock upon conversion of Series C Preferred stock	-	-	(210,000)	221,052,632	221,053	(11,053)	-	210,000

Stock compensation expense	-	-	-	-	-	72,481	-	72,481

Net Loss	-	-	-	-	-	-	(448,112)	(448,112)

Balance at September 30, 2023 (unaudited)	-	-	885,100	5,061,034,972	5,061,035	127,176,142	(82,419,152)	49,818,025

Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	31,779,661	31,780	261,195	-	292,975

Stock compensation expense	-	-	-	-	-	72,482	-	72,482

Net Loss	-	-	-	-	-	-	(3,028,707)	(3,028,707)

Balance at December 31, 2023 (unaudited)	-	$-	885,100	5,092,814,633	5,092,815	127,509,819	(85,447,859)	47,154,775

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023

(Unaudited)

	Six Months Ended
	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(3,476,819)	3,700,995
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	21,780	21,440
Conversion of stock options for services	-	32,875
Stock based compensation expense for services	144,963	2,365,200
Loss on redemption of marketable securities	188,040	-
Net (Gain) Loss on change in derivative liability	-	(941,837)
Unrealized gain on change in fair value of investment, related party	1,938,835	(8,120,635)
Change in assets and liabilities :
Prepaid expense	-	2,525
Interest receivable on certificate of deposit	(61,200)	-
Accounts payable	236,392	191,420
Accrued expenses	59,057	(2,273)
Accrued interest on convertible notes	-	43,361

NET CASH USED IN OPERATING ACTIVITIES	(948,952)	(2,706,929)

CASH FLOWS FROM INVESTING ACTIVITIES
Marketable securities purchased	(168,733,113)	(1,771,617)
Marketable securities redeemed	164,145,423	5,250,317
Purchase of certificate of deposit	(5,000,000)	-
Purchase of marketable securities unsettled	4,587,690	-
Purchase of investment, related party	-	(7,000,000)
Purchase of long term convertible note, related party	-	(3,000,000)
Redemption of short term investments in corporate securities	3,000,000	-
Purchase of tangible assets	-	(33,814)

NET USED IN INVESTING ACTIVITIES:	(2,000,000)	(6,555,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party note payable	(52,333)	(16,891)
Net proceeds from purchase agreements	536,950	1,418,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	484,617	1,401,209

NET INCREASE (DECREASE) IN CASH	(2,464,335)	(7,860,834)

CASH, BEGINNING OF PERIOD	37,185,989	27,681,485

CASH, END OF PERIOD	34,721,654	19,820,651

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,406	$1,688
Taxes paid		$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Conversion of Series C preferred shares to common shares	$210,000	$-
Fair value of common stock upon conversion of convertible notes, and accrued interest	$-	$114,000
Fair value of stock options issued through a cashless exercise	$-	$32,875
Reclassification of related party accrued salary to loan payable	$-	$211,750

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS –UNAUDITED

DECEMBER 31, 2023 AND 2022

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ended June 30, 2024. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2023.

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

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of December 31, 2023, the cash balance in excess of the FDIC limits was $28,039,776. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

The Company recognized depreciation expense of $18,411 and $17,923 for the six months ended December 31, 2023 and 2022, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	12/31/2023	6/30/2023

Domain-gross	15 years	$5,315	$5,315
Less accumulated amortization		(5,315)	(5,286)
Domain-net		$-	$29

Trademark-gross	10 years	$1,143	$1,143
Less accumulated amortization		(772)	(714)
Domain-net		$371	$428

Patents-gross	15 years	$101,143	$101,143
Less accumulated amortization		(39,627)	(36,344)
Patents-net		$61,516	$64,799

The Company recognized amortization expense of $3,369 and $3,517 for the six months ended December 31, 2023 and the year ended June 30, 2023, respectively.

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the six months ended December 31, 2023. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards (Note 4).

Six months ended December 31, 2023

The Company calculated the dilutive impact of 218,394,499 outstanding stock options, 86,495,239 common stock purchase warrant, and 8,851 shares of Series C Preferred shares, which are convertible into shares of common stock. Stock options, common stock purchase warrants, Series C Preferred shares were not included, in the calculation of net earnings per share, because their impact on income per share is antidilutive.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Six months ended December 31, 2022

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

	Six Months Ended
	December 31,
	2023	2022

Income (Loss) to common shareholders (Numerator)	$(3,471,000)	$(3,700,995)

Basic weighted average number of common shares outstanding (Denominator)	4,965,620,378	4,327,586,883

Diluted weighted average number of common shares outstanding (Denominator)	4,965,620,378	5,330,387,842

Equity Incentive Plan and Stock Options

On January 27, 2022, the Company adopted the 2022 Equity Incentive Plan, to enable the Company to attract and retain the types of employees, consultants, and directors who will contribute to the Company’s long-range success. The maximum number of shares of common stock that may be issued under the 2022 Plan is initially 400,000,000. The number of shares will automatically be increased on the first day of the Company’s fiscal year beginning in 2023 so that the total number of shares issuable will at all times equal fifteen percent (15%) of the Company’s fully diluted capitalization on the first day of the Company’s fiscal year, unless the Board adopts a resolution providing that the number of shares issuable under the 2022 Plan shall not be so increased. During the year ended June 30, 2023, the Company granted restricted stock in the amount of 120,600,000 shares of which 110,600,000 vested in the period. Ten Million shares will vest on January 1, 2024. As of December 31, 2023, there were 279,400,000 in the reserve. As of July 1, 2023, the plan increased to 723,194,742 shares.

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

As of December 31, 2023, under the 2019 Equity Incentive Plan, there were 286,770,561 stock options and shares issued, and a reserve of 13,229,439.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of December 31, 2023, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents at December 31, 2023	$34,721,654	$34,721,654	$-	$-
Certificate of Deposits	5,061,200		5,061,200
Marketable securities measured at fair value December 31, 2023	$5,716,766	$-	$5,716,766	$-
	$45,499,620	$34,721,654	$10,777,966	$-

Cash and cash equivalents at December 31, 2022	$22,130,447	$1,580,712	$20,549,735	$-
Marketable securities measured at fair value December 31, 2022	$15,120,635	$-	$15,120,635	$-
	$37,251,082	$1,580,712	$35,670,370	$-

Liabilities:
Derivative liabilities measured at fair value December 31, 2023	$-	$-	$-	$-
Derivative liabilities measured at fair value September 30, 2022	$25,073,232	$-	$-	$25,073,232

As of December 31, 2023, the Company had no derivative liabilities for which Level 3 inputs were reported.

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value for the period ended September 30, 2022:

Balance as of June 30, 2022	$26,015,069
Loss on change in derivative liability	(941,837)
Balance as of December 31, 2022	$25,073,232

As of December 31, 2023, the derivative liability balance was $0.

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $1,195,327 and $2,080,320 for the six months ended December 31, 2023 and 2022, respectively.

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

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited financial statements as of December 31, 2023.

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

On December 15, 2021, the Company entered into a securities purchase agreement with an accredited investor for an exchange of convertible debt to equity. Under the purchase agreement, the Company and investor acknowledged there was $187,800 of principal remaining under the note issued to the investor by the Company on February 3, 2017, plus $80,365 of accrued interest, representing a total aggregate note balance of $268,165. Pursuant to the purchase agreement, the Company sold to the investor 2,700 shares of the Company’s newly designated Series C Preferred Stock for a total purchase price of $268,165, and a loss on settlement of debt of $1,835. On April 15, 2023, the Company entered into another securities purchase agreement with the investor to exchange the remaining notes with principal $550,000, plus accrued interest of $126,455, representing a total aggregate note balance of $676,455, and a loss on settlement of debt of $45. Pursuant to the purchase agreement, the Company sold 6,765 shares of the Company’s designated Series C Preferred Stock to the investor, for a total purchase price of $676,455. The investor tendered the Note to the Company for cancellation and agreed to forgo all future accrued interest under the Note, as the total purchase price for the shares. As of December 31, 2023, the Company had a total of 9,465 shares of Series C Preferred Stock outstanding with a fair value of $946,500, and a stated face value of one hundred dollars ($100) (“share value’) per share, convertible into shares of common stock of the Company. The stock was presented as mezzanine equity because it is redeemable at a fixed or determinable amount upon an event that is outside of the issuer’s control. Upon liquidation, dissolution and winding up of the Company, the holder of each outstanding share of Series C Preferred Stock shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders upon such liquidation, before any payments shall be made or any assets distributed to the holders of the common stock, the stated value of the Series C Preferred Shares plus any declared but unpaid dividends. No other current or future equity holders of the Company shall have higher priority of liquidation preference than holders of Series C Preferred Stock. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.00095 per share. During the six months ended December 31, 2023, the investor converted 2,100 preferred shares with a face value of 210,000, at a conversion price of $0.00095. The preferred shares were converted into 221,052,632. As of December 31, 2023, 7,365 shares remain outstanding.

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

As of December 31, 2023, the Company had a total of 8,841 shares of Series C Preferred Stock outstanding with a fair value of $885,100, and a stated face value of one hundred dollars ($100) (“share value’) per share, convertible into shares of common stock of the Company. Upon liquidation, dissolution and winding up of the Company, the holder of each outstanding share of Series C Preferred Stock shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders upon such liquidation, before any payments shall be made or any assets distributed to the holders of the common stock, the stated value of the Series C

Preferred Shares plus any declared but unpaid dividends. No other current or future equity holders of the Company shall have higher priority of liquidation preference than holders of Series C Preferred Stock. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.00095 per share.

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

Six months ended December 31, 2023

On November 11, 2022, the Company entered into a Purchase Agreement with an investor for a total of $45,000,000 to purchase shares of common stock. During the six months ended December 31, 2023, the Company issued 191,813,350 shares of common stock for $3,298,514 under a purchase agreement at prices of $0.00944 - $0.02608, pursuant to the purchase notices received from the investor. The finance cost of $79,100 was deducted from the gross proceeds converted.

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

A summary of the Company’s stock option activity and related information follows:

	12/31/2023		12/31/2022
		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	Of	exercise
	Options	price	Options	price
Outstanding, beginning of period	163,894,499	$0.0095	157,965,711	$0.0089
Granted	-		-	-
Exercised	-		3,071,212	-
Redemption of options	-	-	-	-
Outstanding, end of period	163,894,499	$0.096	154,894,499	$0.0096
Exercisable at the end of period	159,394,499	$0.096	154,894,499	$0.0096

4.	OPTIONS AND WARRANTS (Continued)

Six months ended December 31, 2023

During the six months ended December 31, 2023, there were no stock options granted.

Under the 2019 Equity Incentive Plan, employees were granted 9,000,000 shares of options at a price per share of $0.016, which vest on June 1, 2026. The Company recorded stock compensation expense of $19,963, which was reported in the financial statements.

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

Under the 2022 Equity Incentive Plan, one employee and one consultant were granted 40,000,000 restricted stock awards for services, of which 20,000,000 shares vested on January 1, 2023 and 20,000,000 shares will vest January 1, 2024.

The weighted average remaining contractual life of options outstanding as of December 31, 2023 and 2022 was as follows:

12/31/2023				12/31/2022
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.016	9,000,000	4,500,000	2.42	$-	-	-	-
$0.0097	6,000,000	6,000,000	2.09	$0.0097	6,000,000	6,000,000	3.09
$0.0099	138,894,499	138,894,499	2.07	$0.0099	138,894,499	138,894,499	3.07
$0.0060	10,000,000	10,000,000	2.56	$0.0060	10,000,000	10,000,000	3.56
	163,894,499	159,394,499			154,894,499	154,894,499

WARRANTS

During the six months ended December 31, 2023, 8,400,000 common stock purchase warrants expired leaving an aggregate of 78,095,239 common stock purchase warrants outstanding, with exercise prices ranging from $0.0938 - $0.13125 per share. The warrants were estimated at fair value on the date of issuance as calculated using the Black-Scholes valuation model. The derivative liability calculated on all warrants outstanding as of the six months ended December 31, 2023, was removed with the exchange of the convertible notes and accrued interest for preferred shares. (See Note 6). The warrants can be exercised over a period of three (3) years.

A summary of the Company’s warrant activity and related information follows for the six months ended December 31, 2023

	12/31/2023
		Weighted
		average
	Number	exercise
	of Warrants	price
Outstanding, beginning of period	86,495,239	$0.12
Granted	-	-
Exercised	-	-
Forfeited/Expired	8,400,000	$0.0938
Outstanding, end of period	78,095,239	$0.12
Exercisable at the end of period	78,095,239	$0.12

4.	OPTIONS AND WARRANTS (Continued)

12/31/23			Weighted Average
Exercise Price	Warrants Outstanding	Warrants Exercisable	Remaining Contractual Life (years)
$0.13125	6,666,667	6,666,667	2.15
$0.12	71,428,572	71,428,572	2.17
	78,095,239	78,095,239

At December 31, 2023, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND EQUITY INVESTMENT, RELATED PARTY

As of December 31, 2023, the Company invested in marketable securities, which have been recognized in the financial statements at cost. The related party, short-term investment is recognized in the financial statements at fair value.

As of December 31, 2023, the components of the Company’s cash, cash equivalents, and short -term investments are summarized as follows:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Cash	$6,907,993	$-	$-	$-	$6,907,993	-

Subtotal	6,907,993	-	-	-	6,907,993	-

Level 1
U.S. Treasury bills and Obligations	27,813,661	-	-	-	27,813,661	-
Subtotal	27,813,661	-	-	-	27,813,661	-

Level 2
Certificate of Deposits	5,061,200	-	-	-	-	5,061,200
Teco Investment, related party	7,000,000		(1,283,234)	5,716,766	-	5,716,766

Subtotal	12,061,200	-	(1,283,234)	5,716,766	-	10,777,966

Total	$46,782,854	$-	$(1,283,234)	$5,716,766	$34,721,654	$10,777,966

The Company has invested in marketable securities, which mature within ninety days from date of purchase, and are held to maturity. The current trading prices or fair market value of the securities vary, and we believe any decline in fair value is temporary. All securities are current and not in default.

During the six months ended December 31, 2023, the Company recognized interest income pertaining to the investments of $723,796 in the financial statements, which is recorded as part of investment income in the statement of operations.

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

The Company purchased a bond receivable of TECO for a subscription amount of $3 million in USD. The issuance of the bond receivable is through a Tap Issue Addendum to TECO’s secured convertible notes agreement dated June 1, 2022, pursuant to which Nordic Trustee AS is acting as the security agent on behalf of the note holders. The bond receivable matures on June 1, 2025, and bears interest at the rate of 8% per annum paid quarterly in arrears and are convertible into shares of TECO at a rate of NOK 5.0868 per share. For the six months ended December 31, 2023, the Company recognized interest income of $114,652 in the financial statements. All interest income has been paid timely each quarter.

The CEO of the Company is a director of TECO, however it is the percentage of ownership of TECO’s common stock that makes this a related party relationship.

	Cost Basis	Unrealized Gain 6/30/2023	Unrealized Loss 12/31/2023	Fair Value 12/31/2023
Short term equity investments at fair value, related party	$7,000,000	$655,601	$(1,938,835)	$5,716,766

During the six months ended December 31, 2023, the Company recognized an unrealized loss of $(1,938,835) in the financial statements.

7.	SHORT TERM INVESTMENTS

On September 12, 2023, the Company invested in a $5,000,0000 certificate of deposit (CD), which matures on March 12, 2024. CDs should be reported as part of cash and cash equivalents at cost plus accrued interest if less than 90 days from the purchase date, and on its own line in the financial statements if the purchase is greater than 90 days. The CD has been classified as a short term investment due to the length of time to maturity at acquisition and is measured using Level 2. The Company recognized interest income of $61,200 in the financial statements as of December 31, 2023.

8.	COMMITMENTS AND CONTINGENCIES

Effective October 1, 2022, the Company extended its research agreement with the University of Iowa through December 31, 2023. As consideration under the research agreement, the University of Iowa will receive a maximum of $343,984 from the Company in four equal installments of $85,996. The agreement can be terminated by either party upon sixty (60) days prior written notice to the other. As of December 31, 2023, there remains a balance of $85,996 per the agreement.

Effective October 1, 2022, the Company extended its research agreement with the University of Michigan through December 31, 2023. As consideration under the research agreement, the University of Michigan will receive a maximum of $298,194, from the Company in four equal installments of $74,549. In the event of early termination by the Sponsor, the Sponsor will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of December 31, 2023, there remains a balance of $149,098 per the agreement.

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

As of December 31, 2023, the Company reported an accrual associated with the CEO’s prior years’ salary in the amount of $211,750 for the current year, which is recorded in related party accrued expenses. The Company began accruing the salary in 2011 and used the funds for operating expenses. During the period ended December 31, 2022, the accrued salary was reclassified as a loan from the CEO, with an interest rate of five percent (5%). The loan will be repaid with monthly payments of $9,290, including interest and principal over a two-year period. As of December 31, 2023, the principal balance remaining on the loan was $91,126, and interest paid during the six months ended December 31, 2023 was $3,406.

Under the 2022 Equity Incentive Plan, an employee, a director and consultant were granted 33,000,000 restricted stock awards at a price of $0.025 per share for services, whereby 23,000,000 shares vested on January 1, 2023 and the remaining 10,000,000 will vest on January 1, 2024. During the six months ended December 31, 2023, the Company recorded stock compensation expense of $125,000, as reported in the financial statements.

On November 11, 2022, the Company entered into a subscription agreement with TECO a public limited company incorporated in Norway. Pursuant to the subscription agreement, the Company purchased 13,443,875 shares of TECO stock for an aggregate consideration of $7 million in USD, at an exchange rate of NOK 10.4094.

The stocks purchased are adjusted to fair value at the end of each period.

The Company purchased a convertible note of TECO for a subscription amount of $3 million in USD. The issuance of the convertible note receivable is through a Tap Issue Addendum to TECO’s secured convertible notes agreement dated June 1, 2022, pursuant to which Nordic Trustee AS is acting as the security agent on behalf of the note holders. The convertible note matures on June 1, 2025, and bears interest at the rate of 8% per annum  paid quarterly in arrears and are convertible into shares of TECO at a rate of NOK 5.0868 per share.  During the six months ended December 31, 2023, the Company recognized interest income of $114,652 in the financial statements.

The Company has reported TECO as a related party, due to having an 8.3% interest as a shareholder.

10.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855 and had no subsequent events to report.

On January 17, 2024, the Company issued 35,931,341 shares of common stock for $350,000 under a purchase agreement at a purchase price of $0.0097408.

On January 30, 2024, the Company’s Board of Directors authorized, and the Company entered into rescission agreements with certain individuals for the cancellation of an aggregate of 51,500,000 restricted stock awards including, an aggregate of 41,500,000 shares of common stock that had vested and were issued pursuant to the restricted stock awards. Also, on January 30, 2024, the Company’s board of directors issued an aggregate of 103,000,000 options to purchase shares of common stock of the Company at an exercise price of $0.012 which options vested immediately upon grant and have a term of six years from the date of grant.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2023, the amounts reported for cash, investment in affiliate, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended December 31, 2023, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements are disclosed in notes to the financial statements.

Results of Operations for the Three Months Ended December 31, 2023 compared to Three Months Ended December 31, 2022

Operating Expenses

Operating expenses for the three months ended December 31, 2023 were $1,264,882, compared to $5,061,951 for the three months ended December 31, 2022. The net change of $3,797,069 in operating expenses consisted primarily of a decrease in salary expense.

Other Income/(Expenses)

Other income and (expenses) for the three months ended December 31, 2023 were $(1,763,825), compared to $9,659,897 for the three months ended December 31, 2022. The decrease in other income of $11,423,722 was the result of a decrease in unrealized gain in related party investments.

Net Income/(Loss)

For the three months ended December 31, 2023, our net loss was $(3,028,707), compared to net income of $4,597,946 for the three months ended December 31, 2022. The majority of the decrease in net income of $7,626,653, was related primarily to the decrease in unrealized gain in related party investments and net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations for the Six months ended December 31, 2023 compared to Six Months Ended December 31, 2022

Operating Expenses

Operating expenses for the six months ended December 31, 2023 were $2,263,612, compared to $5,700,654 for the six months ended December 31, 2022. The net decrease of $3,437,042 in operating expenses consisted primarily of a decrease in salary expense.

Other Income/(Expenses)

Other income and (expenses) for the six months ended December 31, 2023 were $(1,213,207), compared to $9,401,649, for the six months ended December 31, 2022. The net increase in other expenses of $10,614,856 was the result of a decrease in unrealized gain in related party investments.

Net Income/(Loss)

For the six months ended December 31, 2023, our net loss was $(3,476,819), compared to net income of $3,700,995, for the six months ended December 31, 2022. The majority of the decrease in net income of $7,177,814 was related primarily to the decrease in unrealized gain in related party investments. The Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2023, we had working capital of $44,888,730, compared to $47,689,381 as of June 30, 2023. This decrease in working capital of $2,800,651 was primarily due to a decrease in cash and cash equivalents.

Cash used in operating activities was $948,952 for the six months ended December 31, 2023, compared to $2,706,929 for the six months ended December 31, 2022. The net decrease of $1,757,977 in cash used in operating activities was due to decrease in salary expense. The Company has had no revenues.

Cash used in investing activities during the six months ended December 31, 2023 and December 31, 2022 was $2,000,000 and $6,555,114, respectively. The net decrease of $4,555,114 in cash used in investing activities was due to a decrease in the purchase of marketable securities.

Cash provided by financing activities during the three months ended December 31, 2023 and December 31, 2022 was $484,617 and $1,401,209, respectively. The net decrease of $916,592 in cash provided by financing activities was due to a decrease in net proceeds from cash purchase agreements.

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

February 13, 2024	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)