Form 10-Q
period 2024-03-31
SUNHYDROGEN, INC.
filed 2024-05-21
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of registrant’s common stock outstanding, as of May 15, 2024 was 5,087,245,974.

SUNHYDROGEN, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	March 31, 2024	June 30, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$39,215,765	$37,185,989
Marketable securities at cost	-	3,188,040
Interest receivable	56,921	-
Short term investment at fair value, related party	2,976,192	7,655,601

TOTAL CURRENT ASSETS	42,248,878	48,029,630

OTHER ASSETS

INVESTMENT
Convertible notes receivable, related party	3,000,000	3,000,000

TOTAL INVESTMENTS	3,000,000	3,000,000

PROPERTY & EQUIPMENT
Machinery and equipment	33,814	33,814
Computers and peripherals	11,529	11,529
Vehicle	155,000	155,000
	200,343	200,343
Less: accumulated depreciation	(110,592)	(83,468)

NET PROPERTY AND EQUIPMENT	89,751	116,875

INTANGIBLE ASSETS
Domain, net of amortization of $5,315 and $5,286, respectively	-	29
Trademark, net of amortization of $800 and $714, respectively	343	428
Patents, net of amortization of $41,268 and $36,344, respectively	59,875	64,799

TOTAL INTANGIBLE ASSETS	60,218	65,256

TOTAL OTHER ASSETS	3,149,969	3,182,131

TOTAL ASSETS	$45,398,847	$51,211,761

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other payables	$382,745	$232,893
Accrued expenses	56,436	628
Loan payable, related party	55,735	106,728

TOTAL CURRENT LIABILITIES	494,916	340,249

LONG TERM LIABILITIES
Loan payable, related party	9,206	36,731

TOTAL LONG TERM LIABILITIES	9,206	36,731

TOTAL LIABILITIES	504,122	376,980

COMMIMENTS AND CONTINGENCIES (SEE NOTE 9)

Series C 10% Preferred Stock, 8,851 and 10,951 shares issued and outstanding, redeemable value of $885,100 and $1,095,100, respectively	885,100	1,095,100

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares outstanding	-	-
Common Stock, $0.001 par value; 10,000,000,000 authorized common shares 5,087,245,974 and 4,821,298,283 shares issued and outstanding, respectively	5,087,246	4,821,298
Additional Paid in Capital	128,392,402	126,889,423
Accumulated deficit	(89,470,023)	(81,971,040)

TOTAL SHAREHOLDERS’ EQUITY	44,009,625	49,739,681

TOTAL LIABILITIES, PREFERRED STOCK SUBJECT TO REDEEMPTION AND SHAREHOLDERS’ EQUITY	$45,398,847	$51,211,761

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling and Marketing	554	-	44,554	87,745
General and administrative expenses	1,070,340	500,455	2,072,845	4,011,604
Research and development cost	750,583	764,919	1,945,910	2,845,239
Depreciation and amortization	10,382	11,064	32,162	32,504

TOTAL OPERATING EXPENSES	1,831,859	1,276,438	4,095,471	6,977,092

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(1,831,859)	(1,276,438)	(4,095,471)	(6,977,092)

OTHER INCOME/(EXPENSES)
Investment income	520,319	507,991	1,480,912	951,646
Dividend expense	(18,362)	(6,750)	(61,882)	(20,250)
Unrealized Gain(loss) on investments, related party	(2,740,574)	(3,451,984)	(4,679,409)	4,668,652
Realized gain (loss)	14,916	(24,617)	(173,124)	(24,617)
Realized Gain(Loss) on redemption of marketable securties	35,080	(104,035)	35,080	(149,962)
Gain (Loss) on change in derivative liability	-	6,118,044	-	7,059,883
Interest expense	(1,684)	(19,561)	(5,089)	(64,611)

TOTAL OTHER INCOME (EXPENSES)	(2,190,305)	3,019,088	(3,403,512)	12,420,741

NET INCOME (LOSS)	$(4,022,164)	$1,742,650	$(7,498,983)	$5,443,649

BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$0.00	$(0.00)	$0.00

DILUTED EARINGINS (LOSS) PER SHARE	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	5,094,214,845	4,542,170,528	5,008,173,456	4,397,662,987

DILUTED	5,094,214,845	5,536,927,470	5,008,173,456	5,392,419,929

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023

	THREE MONTHS ENDED MARCH 31, 2024
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023 (unaudited)	-	$-	$885,100	5,092,814,633	$5,092,815	$127,509,819	$(85,447,859)	$47,154,775

Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	35,931,341	35,931	306,044	-	341,975

Cancellation of restricted stock awards	-	-	-	(41,500,000)	(41,500)	(576,500)	-	(618,000)

Stock compensation expense	-	-	-	-	-	1,153,039	-	1,153,039

Net Loss	-	-	-	-	-	-	(4,022,164)	(4,022,164)

Balance at March 31, 2024 (unaudited)	-	$-	$885,100	5,087,245,974	$5,087,246	$128,392,402	$(89,470,023)	$44,009,625

	THREE MONTHS ENDED MARCH 31, 2023
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022 (unaudited)	-	$-	$540,000	4,449,997,804	$4,449,998	$107,063,659	$(79,245,024)	$32,268,633

Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	24,815,655	24,815	463,135	-	487,950

Issuance of common stock for conversion of debt and acrued interest	-	-	-	154,198,530	154,199	-7,710	-	146,489

Stock compensation expense	-	-	-	-	-	99,887	-	99,887

Adjustment due to rounding	-	-	-	-	-	-	4	4

Net Income	-	-	-	-	-	-	1,742,650	1,742,650

Balance at March 31, 2023 (unaudited)	-	$-	$270,000	4,629,011,989	$4,629,012	$107,618,971	$(77,502,370)	$34,745,613

	NINE MONTHS ENDED MARCH 31, 2024
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	-	$-	$1,095,100	4,821,298,283	$4,821,298	$126,889,423	$(81,971,040)	$49,739,681

Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	86,395,059	86,395	792,530	-	878,925

Issuance of common stock upon conversion of Series C Preferred stock	-	-	(210,000)	221,052,632	221,053	(11,053)	-	210,000

Cancellation of restricted stock awards	-	-	-	(41,500,000)	(41,500)	(576,500)	-	(618,000)

Stock compensation expense	-	-	-	-	-	1,298,002	-	1,298,002

Net Loss	-	-	-	-	-	-	(7,498,983)	(7,498,983)

Balance at March 31, 2024 (unaudited)	-	$-	$885,100	5,087,245,974	$5,087,246	$128,392,402	$(89,470,023)	$44,009,625

	NINE MONTHS ENDED MARCH 31, 2023
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	-	-	$270,000	4,271,749,146	$4,271,749	$103,311,733	$(82,946,019)	$24,637,463

Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	81,130,461	81,130	1,824,920	-	1,906,050

Issuance of common stock for conversion of debt and acrued interest	-	-	-	274,198,530	274,199	(13,710)	-	260,489

Issuance of common stock for the conversion of stock options	-	-	-	1,933,852	1,934	30,941	-	32,875

Stock compensation for conversion of restricted stock awards	-	-	-	-	-	2,365,200	-	2,365,200

Stock compensation expense	-	-	-	-	-	99,887	-	99,887

Net Loss	-	-	-	-	-	-	5,443,649	5,443,649

Balance at March 31, 2023 (unaudited)	-	$-	$270,000	$4,629,011,989	$4,629,012	$107,618,971	$(77,502,370)	$34,745,613

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Nine Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(7,498,983)	5,443,649
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	32,162	32,504
Conversion of stock options for services	-	32,875
Stock based compensation expense for services	1,298,002	99,887
Cancellation of restricted stock awards	(618,000)	-
Realized loss on sale of investment	188,040	-
Net stock compensation expense for conversion of restricted stock awards	-	2,365,200
Loss on redemption of marketable securities	-	149,962
Net (Gain) Loss on change in derivative liability	-	(7,059,883)
Unrealized gain on change in fair value of investment, related party	4,679,409	(4,668,652)
Change in assets and liabilities :
Prepaid expense	-	17,394
Interest receivable on bonds	(56,921)	-
Accounts payable	149,852	179,071
Accrued expenses	55,808	639
Accrued interest on convertible notes	-	60,585

NET CASH USED IN OPERATING ACTIVITIES	(1,770,631)	(3,346,769)

CASH FLOWS FROM INVESTING ACTIVITIES
Marketable securities purchased	(253,920,231)	(6,475,678)
Marketable securities redeemed	235,384,616	20,443,798
Marketable securities transferred to new account	18,535,615	-
Purchase of certificate of deposit	(5,000,000)	-
Redemption of certificate of deposit	5,000,000	-
Purchase of investment, related party	-	(7,000,000)
Purchase of long term convertible note, related party	-	(3,000,000)
Redemption of short term investments in corporate securities	3,000,000	-
Purchase of tangible assets	-	(33,814)

NET PROVIDED BY INVESTING ACTIVITIES:	3,000,000	3,934,306

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party note payable	(78,518)	(42,432)
Net proceeds from purchase agreements	878,925	1,906,050

NET CASH PROVIDED BY FINANCING ACTIVITIES	800,407	1,863,618

NET INCREASE IN CASH	2,029,776	2,451,155

CASH, BEGINNING OF PERIOD	37,185,989	27,681,485

CASH, END OF PERIOD	39,215,765	30,132,640

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,089	$19,561
Taxes paid		$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes, and accrued interest	$-	$260,489
Fair value of stock options issued through a cashless exercise	$-	$32,875
Reclassification of related party accrued salary to loan payable	$-	$211,750
Conversion of Series C Preferred shares to common stock	$210,000	$-
Cancellation of restricted stock units	$(618,000)	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS –UNAUDITED

MARCH 31, 2024 AND 2023

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ended June 30, 2024. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2023.

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

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of March 31, 2024, the cash balance in excess of the FDIC limits was $34,893,596. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS –UNAUDITED

MARCH 31, 2024 AND 2023

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost and are depreciated using straight line over its estimated useful lives.

Computers and peripheral equipment	5 Years
Vehicle	5 Years

The Company recognized depreciation expense of $27,124 and $27,229 for the nine months ended March 31, 2024 and 2023, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	3/31/2024	6/30/2023

Domain-gross	15 years	$5,315	$5,315
Less accumulated amortization		(5,315)	(5,286)
Domain-net		$-	$29

Trademark-gross	10 years	$1,143	$1,143
Less accumulated amortization		(800)	(714)
Domain-net		$343	$428

Patents-gross	15 years	$101,143	$101,143
Less accumulated amortization		(41,268)	(36,344)
Patents-net		$59,875	$64,799

The Company recognized amortization expense of $5,038 and $7,033 for the nine months ended March 31, 2024 and December 31, 2023, respectively.

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the nine months ended March 31, 2024. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards (Note 4).

Nine months ended March 31, 2024

The Company calculated the dilutive impact of 269,894,499 outstanding stock options and awards, 86,495,239 common stock purchase warrant, and 8,851 shares of Series C Preferred shares, which are convertible into shares of common stock. Stock options and awards, common stock purchase warrants, Series C Preferred shares were not included, in the calculation of net earnings per share, because their impact on income per share is antidilutive.

SUNHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS –UNAUDITED

MARCH 31, 2024 AND 2023

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nine months ended March 31, 2023

The Company calculated the dilutive impact of 209,394,499 outstanding stock options, 94,895,239 common stock purchase warrants, and the convertible debt and accrued interest of $819,359, which is convertible into shares of common stock. The common stock purchase warrants, stock options, and convertible debt and accrued interest, were included in the calculation of net earnings per share, because their impact on income per share is dilutive.

	Nine Months Ended
	March 31,
	2024	2023

Income (Loss) to common shareholders (Numerator)	$(7,498,982)	$5,443,649

Basic weighted average number of common shares outstanding (Denominator)	5,008,173,456	4,397,662,987

Diluted weighted average number of common shares outstanding (Denominator)	5,008,173,456	5,392,419,929

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of March 31, 2024, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

Reclassification of Expenses

Certain amounts in the 2023 financial statements have been reclassified to conform to the presentation used in the 2024 fianancial statements. There was no material effect on the Company’s previously issued financial statements.

SUNHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS –UNAUDITED

MARCH 31, 2024 AND 2023

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets.

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows (See Note 6):

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents at March 31, 2024	$39,215,765	$39,215,765	$-	$-
Marketable securities measured at fair value March 31, 2024	$2,976,192	$-	$2,976,192	$-
	$42,191,957	$39,215,765	$2,976,192	$-

Cash and cash equivalents at June 30, 2023	$37,185,989	$37,185,989	$-	$-
Marketable securities measured at fair value June 30, 2023	$10,843,641	$-	$10,843,641	$-
	$48,029,630	$37,185,989	$10,843,641	$-

Liabilities:	-	-	-	-

As of March 31, 2024, the Company had no derivative liabilities for which Level 3 inputs were reported.

SUNHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS –UNAUDITED

MARCH 31, 2024 AND 2023

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $1,945,910 and $2,845,239 for the nine months ended March 31, 2024 and 2023, respectively.

Advertising and Marketing

Advertising and marketing cost are expensed as incurred. Total advertising and marketing costs were $44,554 and $87,745 for the nine months ended March 31, 2024 and 2023, respectively.

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

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited financial statements as of March 31, 2024.

3.	PREFERRED STOCK

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

SUNHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS –UNAUDITED

MARCH 31, 2024 AND 2023

3.	PREFERRED STOCK (Continued)

Series C Preferred Stock (Continued)

On December 15, 2021, the Company entered into a securities purchase agreement with an accredited investor for an exchange of convertible debt to equity. Under the purchase agreement, the Company and investor acknowledged there was $187,800 of principal remaining under the note issued to the investor by the Company on February 3, 2017, plus $80,365 of accrued interest, representing a total aggregate note balance of $268,165. Pursuant to the purchase agreement, the Company sold to the investor 2,700 shares of the Company’s newly designated Series C Preferred Stock for a total purchase price of $268,165, and a loss on settlement of debt of $1,835. On April 15, 2023, the Company entered into another securities purchase agreement with the investor to exchange the remaining notes with principal of $550,000, plus accrued interest of $126,455, representing a total aggregate note balance of $676,455, and a loss on settlement of debt of $45. Pursuant to the purchase agreement, the Company sold 6,765 shares of the Company’s Series C Preferred Stock to the investor, for a total purchase price of $676,455. The investor tendered the Note to the Company for cancellation and agreed to forgo all future accrued interest under the Note, as the total purchase price for the shares. As of June 30, 2023, the Company had a total of 9,465 shares of Series C Preferred Stock outstanding with a fair value of $946,500, and a stated value of one hundred dollars ($100) (“share value’) per share, convertible into shares of common stock of the Company. The stock was presented as mezzanine equity because it is redeemable at a fixed or determinable amount upon an event that is outside of the issuer’s control. Upon liquidation, dissolution and winding up of the Company, the holder of each outstanding share of Series C Preferred Stock shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders upon such liquidation, before any payments shall be made or any assets distributed to the holders of the common stock, the stated value of the Series C Preferred Shares plus any declared but unpaid dividends. No other current or future equity holders of the Company shall have higher priority of liquidation preference than holders of Series C Preferred Stock. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.00095 per share. During the three months ended September 30, 2023, the investor converted 2,100 preferred shares with a face value of $210,000, at a conversion price of $0.00095. The preferred shares were converted into 221,052,632, no gain or loss was recognized in the financial statements. As of March 31, 2024, 7,365 of such shares of Series C Preferred Stock outstanding.

On June 19, 2023, the Company entered into a securities purchase agreement with an accredited investor for an exchange of convertible debt to equity. Under the purchase agreement, the Company and investor acknowledged there was an aggregate of $100,000 of principal outstanding under the Note issued to the investor by the Company on August 10, 2018, plus $48,603 of accrued interest, representing a total aggregate note balance of $148,603. Pursuant to the Purchase Agreement, the Company issued and sold to the investor 1,486 shares of the Company’s Series C Preferred Stock for a total purchase price of $148,603, and a gain on settlement of debt of $3. The investor tendered the Note to the Company for cancellation and agreed to forego all future accrued interest under the Note, as the total purchase price for the shares. As of March 31, 2024, 1,486 of such shares of Series C Preferred Stock were outstanding.

As of March 31, 2024, the Company had an aggregate total of 8,851 shares of Series C Preferred Stock outstanding with a fair value of $885,100, and a stated value of one hundred dollars ($100) (“share value’) per share, convertible into shares of common stock of the Company. Upon liquidation, dissolution and winding up of the Company, the holder of each outstanding share of Series C Preferred Stock shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders upon such liquidation, before any payments shall be made or any assets distributed to the holders of the common stock, the stated value of the Series C Preferred Shares plus any declared but unpaid dividends. No other current or future equity holders of the Company shall have higher priority of liquidation preference than holders of Series C Preferred Stock. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.00095 per share.

SUNHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS –UNAUDITED

MARCH 31, 2024 AND 2023

3.	PREFERRED STOCK (Continued)

Series C Preferred Stock (Continued)

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

4.	COMMON STOCK

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

Nine months ended March 31, 2024

On November 11, 2022, the Company entered into a Purchase Agreement with an investor for the sale of up top $45,000,000 of shares of common stock. For the nine months ended March 31, 2024, the Company issued 86,395,059 shares of common stock for $900,000 under a purchase agreement at prices of $0.00944 - $0.0132, pursuant to the purchase notices received from the investor. The finance cost of $21,075 was deducted from the gross proceeds.

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

On November 11, 2022, the Company entered into a Purchase Agreement with an investor for a total of $45,000,000 to purchase shares of common stock. During the nine months ended March 31, 2023, the Company issued 81,130,461 shares of common stock for $1,950,000 under a purchase agreement at prices of $0.01968 - $0.02608, pursuant to the purchase notices received from the investor. The finance cost of $43,950 was deducted from the gross proceeds converted, with net proceeds of $1,906,050.

SUNHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS –UNAUDITED

MARCH 31, 2024 AND 2023

4.	COMMON STOCK (Continued)

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

5.	RESTRICTED STOCK UNITS

On March 30, 2023, the Board of Directors determined that in the best interest of the Company and the Shareholders to grant an employee a restricted stock units in consideration of services to be rendered to the Company. The Board granted 21,500,000 shares of restricted stock units, which vested on March 30, 2023. Under the 2019 Equity Incentive Plan, an employee was granted 21,500,000 restricted stock units at a price of $0.025 per share for services, which vested on March 30, 2023. The stock units of 21,500,000 were cancelled at a unit price of $0.012 in the amount of $258,000, which was netted against the stock compensation expense during the period.

On December 20, 2022 and January 1, 2023, the Board of Directors determined that in the best interest of the Company and the Shareholders, to grant certain employees, a director, and a consultant restricted stock units in consideration of services to be rendered to the Company. The Board granted 33,000,000 shares of restricted stock units under the 2022 Equity Incentive Plan, whereby, 23,000,000 shares vested on January 1, 2023 and 10,000,000 shares, which were to vest on January 1, 2024, but were not granted. During the period ended March 31, 2024, the Company cancelled 20,000,000 of the stock units at a price of $0.012 in the amount of $240,000, which was netted against the stock compensation expense during the period. The remaining 10,000,000 units were to vest on January 1, 2024 were not granted. As of March 31, 2024, there remained a balance of 3,000,000 stock units, with an exercise price of $0.025.

The total stock units cancelled consisted of 21,500,000 units for the 2019 Equity Incentive Plan and 20,000,000 units for the 2022 Equity Incentive Plan for an aggregate total of 41,500,000, The price per stock unit was $0.025.As of March 31, 2024, the Company recorded stock compensation expense of $125,000.

The fair value of the cancellation of the units was $618,000 for the 41,500,000 stock units.

	3/31/2024		3/31/2023
		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	Of	exercise
	Units	price	Units	price
Outstanding, beginning of period	54,500,000	$0.025	-	$-
Granted	-	-	54,500,000	$0.025
Stock units not granted	(10,000,000)	-	-	-
Cancellation of units	(41,500,000)	$0.025	-	-
Outstanding, end of period	3,000,000	$0.025	54,500,000	$0.025
Exercisable at the end of period	3,000,000	$0.025	54,500,000	$0.025

6.	STOCK OPTIONS AND WARRANTS

The Company accounts for stock options ..granted to employees and non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date.

SUNHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS –UNAUDITED

MARCH 31, 2024 AND 2023

6.	STOCK OPTIONS AND WARRANTS (Continued)

2019 Equity Stock Incentive Plan

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

2022 Equity Stock Incentive Plan

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

As of July 1, 2023, the 2022 Equity Incentive Plan increased by 15% to 723,194,742 shares, based on the Company’s fully diluted capitalization on leaving a reserve of 660,194,742 as of March 31, 2024.

During the period ended March 31, 2024, the Company granted 103,000,000 stock options at an exercise price of $0.012 per share, which vested immediately on January 30, 2024. As of March 31, 2024, 266,394,499 stock options were outstanding, and the Company recognized stock compensation expense of $1,173,002.

A summary of the Company’s stock option activity and related information follows:

	3/31/2024		3/31/2023
		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	Of	exercise
	Options	price	Options	price
Outstanding, beginning of period	163,394,499	$0.0095	157,965,711	$0.0089
Granted	103,000,000	$0.012	-	-
Exercised	-		-	-
Redemption of options	-		(3,071,212)	$(0.01)
Outstanding, end of period	266,394,499	$0.0107	154,894,499	$0.0124
Exercisable at the end of period	263,144,499	$0.0105	154,394,499	$0.0124

SUNHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS –UNAUDITED

MARCH 31, 2024 AND 2023

6.	STOCK OPTIONS AND WARRANTS (Continued)

STOCK OPTIONS (Continued)

The weighted average remaining contractual life of options outstanding as of March 31, 2024 and 2023 was as follows:

3/31/2024				3/31/2023
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.016	9,000,000	5,250,000	2.17	-	-	-	-
$0.012	103,000,000	103,000,000	5.84	-	-	-	-
$0.0097	6,000,000	6,000,000	1.84	$0.0097	6,000,000	6,000,000	1.84
$0.0099	138,894,499	138,894,499	1.82	$0.0099	138,894,499	138,894,499	2.82
$0.0060	10,000,000	10,000,000	2.31	$0.0060	10,000,000	10,000,000	3.31
	266,894,499	263,144,499			154,894,499	154,894,499

WARRANTS

During the nine months ended March 31, 2024, 8,400,000 common stock purchase warrants expired leaving an aggregate of 78,095,239 common stock purchase warrants outstanding, with exercise prices ranging from $0.12 - $0.13125 per share. The warrants were estimated at fair value on the date of issuance as calculated using the Black-Scholes valuation model. The derivative liability calculated on all warrants outstanding as of the nine months ended March 31, 2024, was removed with the exchange of the convertible notes and accrued interest for preferred shares. The warrants can be exercised over a period of three (3) years.

A summary of the Company’s warrant activity and related information follows for the nine months ended March 31, 2024

	3/31/2024
		Weighted
		average
	Number of	exercise
	Warrants	price
Outstanding, beginning of period	86,495,239	$0.12
Granted	-	-
Exercised	-	-
Forfeited/Expired	(8,400,000)	$(0.0938)
Outstanding, end of period	78,095,239	$0.12
Exercisable at the end of period	78,095,239	$0.12

SUNHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS –UNAUDITED

MARCH 31, 2024 AND 2023

6.	STOCK OPTIONS AND WARRANTS (Continued)

WARRANTS (Continued)

The weighted average remaining contractual life of warrants outstanding as of March 31, 2024 was as follows:

3/31/2024			Weighted Average
Exercise Price	Warrants Outstanding	Warrants Exercisable	Remaining Contractual Life (years)
$0.13125	6,666,667	6,666,667	1.90
$0.12	71,428,572	71,428,572	1.92
	78,095,239	78,095,239

At March 31, 2024, the aggregate intrinsic value of the warrants outstanding was $0.

7.	CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND EQUITY INVESTMENT, RELATED PARTY

As of March 31, 2024, the Company invested in marketable securities, which have been recognized in the financial statements at cost. The related party, short-term investment is recognized in the financial statements at fair value.

As of March 31, 2024, the components of the Company’s cash, cash equivalents, and short -term investments are summarized as follows:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Cash	$30,623,941	$-	$-	$-	$30,623,941	-

Subtotal	30,623,941	-	-	-	30,623,941	-

Level 1
U.S. Treasury bills	8,591,824	-	-	-	8,591,824	-
Subtotal	8,591,824	-	-	-	8,591,824	-

Level 2
Teco Investment, related party	7,000,000		(4,023,808)	2,976,192	-	2,976,192

Subtotal	7,000,000	-	(4,023,808)	2,976,192	-	2,976,192

Total	$46,215,765	$-	$(4,023,808)	$2,976,192	$39,215,765	$2,976,192

The Company has invested in marketable securities, which mature within ninety days from date of purchase, and are held to maturity. The current trading prices or fair market value of the securities vary, and we believe any decline in fair value is temporary. All securities are current and not in default.

SUNHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS –UNAUDITED

MARCH 31, 2024 AND 2023

7.	CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND EQUITY INVESTMENT, RELATED PARTY (CONTINUED)

During the nine months ended March 31, 2024, the Company recognized interest income pertaining to the investments of $1,073,293 in the financial statements, which is recorded as part of investment income in the statement of operations.

The Company over the past year has considered many companies in the hydrogen space for strategic investments, and believed that TECO 2030 ASA (TECO)’s fuel cell technology, designed with their development partner AVL, has shown incredible potential to become a key player in the fuel cell market. On November 11, 2022, the Company entered into a subscription agreement with TECO a public limited company incorporated in Norway. Pursuant to the subscription agreement, the Company purchased 13,443,875 shares of TECO stock for an aggregate consideration of $7 million in USD, at an exchange rate of NOK 10.4094. The stocks purchased are adjusted to fair value based on unrealized gain or loss at the end of each period. The Company has an 8.3% interest as a shareholder of TECO. The CEO is also a director of TECO, which makes this a related party.

8.	EQUITY INVESTMENT IN SECURITIES -RELATED PARTY AND BOND RECEIVABLE -RELATED PARTY

The Company purchased a bond receivable of TECO for a subscription amount of $3 million in USD. The issuance of the bond receivable is through a Tap Issue Addendum to TECO’s secured convertible notes agreement dated June 1, 2022, pursuant to which Nordic Trustee AS is acting as the security agent on behalf of the note holders. The bond receivable matures on June 1, 2025, and bears interest at the rate of 8% per annum paid quarterly in arrears and are convertible into shares of TECO at a rate of NOK 5.0868 per share. For the nine months ended March 31, 2024, the Company recognized interest income of $171,573 in the financial statements. All interest income has been paid timely each quarter.

The CEO of the Company is a director of TECO, which makes this a related party relationship.

	Cost Basis	Unrealized Gain 6/30/2023	Unrealized Loss 3/31/2024	Fair Value 3/31/2024
Short term equity investments at fair value, related party	$7,000,000	$655,601	$(4,679,409)	$2,976,192

During the nine months ended March 31, 2024, the Company recognized an unrealized loss of $(4,679,409) in the financial statements.

9.	SHORT TERM INVESTMENTS

On September 12, 2023, the Company invested in a $5,000,0000 certificate of deposit (CD), which matured on March 12, 2024. CDs should be reported as part of cash and cash equivalents at cost plus accrued interest if less than 90 days from the purchase date, and on its own line in the financial statements if the purchase is greater than 90 days. The CD has been classified as a short term investment due to the length of time to maturity at acquisition and is measured using Level 2. The Company recognized interest income of $171,573 in the financial statements as of March 31, 2024.

10. COMMITMENTS AND CONTINGENCIES

Effective October 1, 2022, the Company extended its research agreement with the University of Iowa through March 31, 2024. As consideration under the research agreement, the University of Iowa will receive a maximum of $343,984 from the Company in four equal installments of $85,996. The agreement can be terminated by either party upon sixty (60) days prior written notice to the other. As of March 31, 2024, the contract was paid in full.

SUNHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS –UNAUDITED

MARCH 31, 2024 AND 2023

10.	COMMITMENTS AND CONTINGENCIES (Continued)

Effective October 1, 2022, the Company extended its research agreement with the University of Michigan through March 31, 2024. As consideration under the research agreement, the University of Michigan will receive a maximum of $298,194, from the Company in four equal installments of $74,549. In the event of early termination by the Sponsor, the Sponsor will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of March 31, 2024, there remains a balance of $149,098 per the agreement.

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

11.	RELATED PARTY

Shareholders Loan

As of March 31, 2024, the Company reported an accrual associated with the CEO’s prior years’ salary in the amount of $211,750 for the current year, which is recorded in related party accrued expenses. The Company began accruing the salary in 2011 and used the funds for operating expenses. During the period ended December 31, 2022, the accrued salary was reclassified as a loan from the CEO, with an interest rate of five percent (5%). The loan will be repaid with monthly payments of $9,290, including interest and principal over a two-year period. As of March 31, 2024, the principal balance remaining on the loan was $64,941, and interest paid during the nine months ended March 31, 2024 was $5,090.

Other Related Party Activity

As discussed in Note 8, the Company purchased an interest in a company that the CEO became a director of subsequent to the purchase.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2024, the amounts reported for cash, investment in affiliate, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended March 31, 2024, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements are disclosed in notes to the financial statements.

Results of Operations for the Three Months ended March 31, 2024 compared to Three Months Ended March 31, 2023

Operating Expenses

Operating expenses for the three months ended March 31, 2024 were $1,831,859, compared to $1,276,438 for the three months ended March 31, 2023. The net change of $555,421 in operating expenses consisted primarily of an increase in salaries expense.

Other Income/(Expenses)

Other income and (expenses) for the three months ended March 31, 2024 were $(2,190,305), compared to $3,019,088 for the three months ended March 31, 2023. The decrease in other income of $5,209,393 was the result of a decrease in non-cash loss on change in derivative and unrealized gain in related party investments.

Net Income/(Loss)

For the three months ended March 31, 2024, our net loss was $(4,022,164), compared to net income of $1,742,650 for the three months ended March 31, 2023. The majority of the decrease in net income of $(5,764,814), was related primarily to the decrease in unrealized gain in related party investments and net change of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. The Company has not generated any revenues.

Results of Operations for the Nine months ended March 31, 2024 compared to Nine Months Ended March 31, 2023.

Operating Expenses

Operating expenses for the nine months ended March 31, 2024 were $4,095,472, compared to $6,977,092 for the nine months ended March 31,2023. The net decrease of $2,881,620 in operating expenses consisted primarily of a decrease in salary expenses.

Other Income/(Expenses)

Other income and (expenses) for the nine months ended March 31, 2024 were $(3,403,512), compared to $12,420,741, for the nine months ended March 31, 2023. The net increase in other expenses of $15,824,253 was the result of a decrease in non-cash net change in derivatives.

Net Income/(Loss)

For the nine months ended March 31, 2024, our net loss was $(7,498,984), compared to net income of $5,443,649, for the nine months ended March 31, 2023. The majority of the decrease in net income of $12,942,633 was related primarily to the decrease in unrealized gain in related party investments, and a non-cash gain in change in derivative. Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2024, we had working capital of $41,753,962, compared to $47,689,381 as of June 30, 2023. This decrease in working capital of $5,935,419 was primarily due to a decrease in marketable securities and fair market value of short term investment.

Cash used in operating activities was $1,770,631 for the nine months ended March 31, 2024, compared to $3,346,769 for the nine months ended March 31, 2023. The net decrease of $1,576,138 in cash used in operating activities was due to a decrease in salary expense. The Company has had no revenues.

Cash provided by investing activities during the nine months ended March 31, 2024 and March 31, 2023 was $3,000,000 and $3,934,306, respectively. The net decrease of $934,306 in cash used in investing activities was due to a decrease in the purchase of marketable securities.

Cash provided by financing activities during the three months ended March 31, 2024 and March 31, 2023 was $800,407 and $1,863,618, respectively. The net decrease of $1,063,211 in cash provided by financing activities was due to a decrease in net proceeds from cash purchase agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

May 21, 2024	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)