Form 10-K
period 2024-06-30
SUNHYDROGEN, INC.
filed 2024-09-30
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2024

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

Registrant’s telephone number, including area code (805) 966-6566

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the registrant as of the last business day of its most recently completed second fiscal quarter was approximately $65.0 million.

The number of shares of registrant’s common stock outstanding, as of September 30, 2024 was 5,205,759,708.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

Item 1. Business.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to “SunHydrogen”, the “Company”, “we”, “us”, or “our” refer to SunHydrogen, Inc.

Overview

At SunHydrogen, our goal is to replace fossil fuels with clean, renewable hydrogen.

Hydrogen is the most abundant chemical element in the universe. When hydrogen fuel is used to power transportation and industry, the only byproduct left behind is pure water, unlike hydrocarbon fuels such as oil, coal and natural gas that emit carbon dioxide and other harmful pollutants into the atmosphere. However, naturally occurring hydrogen molecules are rare – so rare that today about 95% of all molecular hydrogen is produced from steam reforming of natural gas (Source: US Department of Energy, Hydrogen Fuel Basics). This process is both economically and environmentally unsound.

SunHydrogen is developing an efficient and cost-effective way to produce truly green hydrogen using sunlight and any source of water. Our innovative solar hydrogen technology uses abundant and low-cost materials, requires no external power other than sunlight, and is designed with scalability in mind. Its core components include a substrate, photovoltaic layers, and catalysts that integrate to split water molecules into green hydrogen and oxygen. Just like a solar panel is comprised of multiple cells that generate electricity, our hydrogen panel encases multiple hydrogen generators immersed in water. Each hydrogen generator autonomously splits water into hydrogen and oxygen. Our technology has the potential to be one of – if not the most – economical green hydrogen solutions: Unlike traditional water electrolysis for hydrogen, our process requires no external power other than sunlight and uses efficient and low-cost materials.

We believe renewable hydrogen has already proven itself to be a key solution in helping the world meet climate targets, and we believe our technology potentially offers solutions to the challenges that the hydrogen future presents, including cost of production and transportation. Many of today’s green hydrogen producers transport their product over long distances, so although the hydrogen itself is green, the delivery and transport infrastructure come with a high carbon footprint and a significant capital investment. The SunHydrogen solution is fully self-contained, offering on-site solar hydrogen generation and local distribution to eliminate carbon footprint altogether and significantly reduce capital investments for transport and delivery.

Additionally, because our process directly uses the electrical charges created by sunlight to generate hydrogen, our technology does not rely on grid power or require the costly power electronics that conventional electrolyzers do.

With a target cost of $2.50/kg., we believe our solution has the potential to clear a path for green hydrogen to compete with natural gas hydrogen and gain mass market acceptance as a true replacement for fossil fuels.

Our technology is primarily developed at our independent laboratory in Coralville, Iowa. These development efforts are further supported through sponsored research agreements with the University of Iowa and the University of Michigan, as well as collaborations with specialized industrial partners and consultants.

Led by Chief Scientific Officer Dr. Syed Mubeen and Director of Technology Dr. Joun Lee, our Iowa team continues to focus on developing tandem photoelectrosynthetic heterostructures (nanoparticle-based tandem semiconductor units) and evaluating their manufacturability at scales suitable for commercialization. Over the past year, the team has dedicated efforts to improving the performance and scaling up of our nanoparticle-based hydrogen generators.

In parallel, we have been actively exploring a new methodology that utilizes commercially available, mass-produced thin-film PV cells and modules. These are re-engineered with our proprietary hydrogen module design to enhance fault tolerance and increase hydrogen production efficiency. While this approach is built on principles similar to our nanoparticle technology, it leverages a mature manufacturing platform, enabling a potentially faster market entry.

SunHydrogen remains fully committed to our patented nanoparticle-based approach to green hydrogen production. However, this new methodology, which aligns closely with our nanoparticle technology, benefits from an established manufacturing base. Our core mission remains the replacement of fossil fuel-derived hydrogen with truly green hydrogen. If there is an opportunity to achieve this goal more quickly and enter the market sooner, we believe it is in our shareholders' best interest to capitalize on our existing foundation and expertise to do so.

Over the past year, our Iowa team achieved significant milestones in advancing our green hydrogen production technology toward commercialization. These accomplishments span both our nanoparticle-based tandem semiconductor units and our innovative approach using thin-film PV cells and modules, as further described below.

Nanoparticle-Based Tandem Semiconductor Units:

●	Validated Manufacturability at Scale: Successfully validated the manufacturability of our substrates at both 25 cm² and 100 cm² scales, confirming the scalability of our nanoparticle technology.

●	Optimization of Plating Recipe for Second Junction Units: Developed and optimized a plating recipe for the semiconductor unit in the second junction, resulting in best-in-class devices demonstrating photovoltages greater than 0.9 volts and short-circuit current densities exceeding 20 mA/cm².

●	E nhanced Photovoltage Achievement: Developed manufacturing recipes for the first and second semiconductor junctions, achieving combined photovoltages exceeding 1.8 volts. This surpasses the required photovoltage for water-splitting by 1.5 times, ensuring optimal performance and efficiency despite potential voltage losses.

●	Demonstrated Stability Under Accelerated Conditions: Showed stable performance of the nanoparticle semiconductor units for over 100 hours under continuous 1 sun illumination at elevated temperatures, replicating accelerated degradation conditions. This stability indicates potential for significantly longer operational lifespans under standard conditions.

●	Acquisition and Utilization of High-Throughput Catalyst Coating Equipment: Acquired high-throughput catalyst coating equipment capable of coating hydrogen and oxygen evolution catalysts over areas up to 1000 cm². Further using this equipment, and in collaboration with Heraeus, we demonstrated that the catalysts could achieve a combined overpotential of 350 mV or lower at 10 mA/cm², enabling hydrogen and oxygen generation at potentials below 1.6 volts, leaving room for enhanced performance as the semiconductor units can supply 1.8 volts.

●	Collaboration with COTEC for Scale-Up: Collaborating with COTEC to scale up and enable high-throughput production of nanoparticle semiconductor units, aiming to replicate lab-scale performance at a larger scale (greater than or equal to 100cm2) with a manufacturing yield greater than 90%.

Thin-Film PV Cell-Based Hydrogen Modules:

●	Development of a Transformative Hydrogen Module Design: Successfully developed a hydrogen module design that adapts a commercial thin-film photovoltaic (PV) module into a hydrogen module without altering the existing manufacturing process. This innovation allows the same manufacturing tools to produce both PV and hydrogen modules, streamlining the transition and reducing costs.

●	Successful Fabrication of Hydrogen Modules: In collaboration with CTF Solar, we successfully implemented the hydrogen module design and fabricated hydrogen modules with a 100 cm² surface area.

●	Achieved Stable Operation and High Solar-to-Hydrogen Efficiency: Developed stabilization schemes and catalyst integration strategies that enable these hydrogen modules to operate stably at solar-to-hydrogen conversion efficiencies exceeding 10%.

Additional accomplishments that span both nanoparticle-based and thin film-based hydrogen modules include:

●	Advanced Housing Unit: Developed a housing unit design, in collaboration with SunHydrogen consultants Prof. Nirala Singh, Prof. Kazunari Domen, Dr. Hiroshi Nishiyama, and Dr. Taro Yamada, for both nanoparticle and thin-film modules. This design enables the production and separation of hydrogen (H₂) and oxygen (O₂) without the need for expensive ion exchange membranes, reducing costs and simplifying the manufacturing process.

●	Joint Validation and Testing: Our nanoparticle-based semiconductor units and thin-film-based hydrogen modules are currently undergoing testing and validation at Honda R&D labs in Japan. Additionally, our collaborators in the NanoPEC project are focused on validating the long-term stability of the nanoparticle semiconductor units. These rigorous evaluations are essential to verify performance, stability, and scalability, ensuring our technologies meet the highest standards for commercialization.

Led by Dr. Nirala Singh, one of the lead inventors on SunHydrogen Patent No. 9,593,053B1, the University of Michigan team is focused on understanding the hydrogen collection efficiency and optimizing and testing potential oxygen evolution and hydrogen evolution electrocatalysts to accelerate scaleup and increased efficiency of photoelectrochemically active heterostructures.

In the past year, they identified the most promising configurations to minimize the significant energy losses and produce hydrogen at a high rate. They further tested these configurations in the Generator Housing for different system areas with oxygen evolution and hydrogen evolution catalysts and measured the collection efficiency of hydrogen following its production. The effect of different pre-treatment conditions on the activity and stability of the hydrogen evolution catalyst and oxygen evolution catalyst was also evaluated for continuous operation in a three-electrode setup and the treatment variables with the most significant contribution to activity and stability identified. The overall voltage required for water splitting using these optimized conditions has been lowered from that of last year. University of Michigan is developing strategies to further improve the stability of the oxygen evolution electrocatalyst as well as alternate methods to deposit the electrocatalysts on different supports.

University of Michigan demonstrated the use of the system in the Generator Housing without membranes while maintaining a high faradaic efficiency and purity of hydrogen generation. This system was evaluated using the gas collection system developed in the previous year. University of Michigan demonstrated the high purity and faradaic efficiency under various Generator Housing orientations (e.g., angle) and temperatures. The elimination of the membrane can assist with reducing capital and processing costs. Potential causes of high series resistance have been identified and addressed to improve the overall efficiency of the system. University of Michigan also evaluated the performance of the system in the Generator Housing under different flow conditions and electrolyte compositions to determine the effect on performance and collection efficiency. University of Michigan is developing strategies to further mitigate the series resistance in the device.

Outside of our central research and development hub in Iowa and our work with the University of Iowa and the University of Michigan, we have further expanded our industrial partnerships across the U.S., Germany, South Korea, and Japan.

Our current industrial partners and vendors include: Honda R&D Co. Ltd; CTF Solar GmbH; the National Renewable Energy Laboratory (NREL); COTEC Corp.; Geomatec; Project NanoPEC; Schmid Group; Heraeus; and Strategic Analysis. By diversifying our commercialization strategy in this way, we have formed relationships with industrial partners who are specialized in individual components of our technology such as electroplating, substrate processing and catalyst/membrane integration, and techno-economics.

Honda R&D Co. Ltd is our housing unit and balance of system partner.

With CTF Solar, we are working to integrate their commercial PV cell module design into our technology for green hydrogen production.

The National Renewable Energy Laboratory (NREL) is our thin film PV cell design partner.

COTEC is a production partner for our PAH (Photoelectrosynthetically Active Heterostructures) nanoparticle technology, and Geomatec is a PAH substrate vendor.

Project NanoPEC has brought us together with a group of six partners at the cutting edge of industry and science in Germany working to accelerate the commercialization of our technology. These partners include the Fraunhofer Center for Silicon Photovoltaics, WAVELABS Solar Metrology Systems GmbH, ECH Elektrochemie Halle GmbH, Zahner-Elektrik, Helmholtz-Zentrum Berlin, and SCHMID Group. SCHMID Group is an additional manufacturing partner.

Efforts on our hydrogen reactor design are led by consultants Prof. Kazunari Domen, Dr. Hiroshi Nishiyama, Dr. Taro Yamada, and Prof. Nirala Singh.

We are working with Heraeus as our vendor for catalyst optimization, and lastly, we are working with Strategic Analysis to conduct robust techno-economic analysis of our process.

Finally, while we remain dedicated to our primary goal of developing our technology to commercialization, we are also passionate about furthering the renewable hydrogen ecosystem through investment in, and acquisition of, complementary hydrogen technologies.

SunHydrogen is an investor in Norway-based TECO 2030. With their zero-emission PEM hydrogen fuel cells stacks and modules, TECO 2030 is accelerating the transition to clean energy in the maritime and heavy-duty transportation sectors, and has formed strong relationships with world-leading companies in the fuel cell industry in the process. Their longtime development partner AVL is the world's largest independent company for the development, simulation and testing of powertrain systems. TECO 2030 is also partnered with thyssenkrupp Automation Engineering, which holds over 100 years of fuel cell experience and €34 billion in revenue in 2021.

Every day in the US, hundreds of thousands of diesel-powered trucks travel through routes with abundant land and sun. Our SunHydrogen panels along and around these highways, producing green hydrogen at and near refueling sites, would potentially eliminate the need to transport hydrogen fuel over long distances, lowering the high costs and hydrogen losses that would otherwise happen in long-distance transport. In the future, we believe our green hydrogen panels along major trucking routes worldwide, together with the proliferation of TECO 2030's hydrogen fuel cell technology, can make a significant mark on the industry.

Market Opportunity

Hydrogen generation is projected to become a $1 trillion per year market by 2050 (Source: Goldman Sachs, Carbonomics: The clean hydrogen revolution). Current fossil fuels can’t sustain future energy requirements environmentally or economically, and hydrogen fuel technologies are being adopted across all sectors as the world moves toward renewable alternatives.

Over 140 countries have set goals to achieve net-zero emissions by 2050, and as governments are looking to clean energy sources like hydrogen to help them meet their targets (Source: United Nations, Net Zero Coalition). It is estimated that nearly 25% of global energy will come from clean hydrogen alone by 2050 (Source: Goldman Sachs, Green Hydrogen: The next transformational driver of the Utilities industry).

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

Since the passage of the Inflation Reduction Act, the US has seen additional promising legislation in favor of the adoption of hydrogen as a replacement for fossil fuels. Most recently, the US Department of Energy released its intent to invest up to an additional $1 billion to support the Regional Clean Hydrogen Hubs program, an already-$7 billion initiative to create six to ten regional clean hydrogen hubs across the country (Source: DOE, Biden-Harris Administration to Jumpstart Clean Hydrogen Economy with New Initiative to Provide Market Certainty and Unlock Private Investment). According to the DOE, America’s growing hydrogen economy has the potential to add 100,000 net new direct and indirect jobs by 2030 (Source: DOE, DOE’s Pathways to Commercial Liftoff: Clean Hydrogen report).

An additional factor driving the global hydrogen market is the need to reduce sulfur content in petroleum products. U.S. federal and state governments have adopted various programs, including the Tier 3 program, to reduce the sulfur content in gasoline, motor oil and diesel. Particularly, there is a growing demand for petroleum products from developing countries. Hydrogen is used in various refining processes including hydrocracking and hydrodesulfurization to crack bigger molecules into lighter ones and produce more usable products.

For all these reasons and more, we believe our renewable hydrogen-producing technology possesses significant early market opportunity, especially as innovation and infrastructure continue to develop.

Hydrogen Mobility

Industry is projected to drive the majority of clean hydrogen uptake until 2030 followed by a wider uptake in new applications by 2050, according to a 2024 report by McKinsey & Company (Source: McKinsey & Company, Global Energy Perspective 2023: Hydrogen outlook). Specifically, the mobility sector is expected to account for a considerable portion of the demand for clean hydrogen.

Hydrogen-powered trucks and hydrogen refueling stations present a variety of cost, scalability, and sustainability-related benefits over battery power. Namely, hydrogen-fueled trucks can refuel faster and carry a lower weight penalty than battery-powered trucks because tanks weigh considerably less than batteries. At scale, the infrastructure is less costly to create than e-truck charging infrastructure because it does not require grid upgrades and has a smaller carbon footprint. Faster refueling speed also means the hydrogen infrastructure can be used by many more trucks (Source: McKinsey & Company, Unlocking hydrogen’s power for long-haul freight transport).

Additionally, the applications for hydrogen mobility stretch far beyond road travel vehicles:

At one Amazon fulfillment center in Aurora, Colorado, a Plug Power electrolyzer system is already helping produce hydrogen to fuel more than 225 hydrogen fuel cell-powered forklift trucks at the site (Source: Utility Dive, Amazon to generate hydrogen on-site with Plug Power’s electrolyzer system).

In Norway, Norwegian state-owned technology company Enova has awarded approximately $112 million in grants to commercialize 15 hydrogen and ammonia-fueled maritime vessels (Source: Riviera Maritime Media, Norway goes big on hydrogen and ammonia-fuelled ships).

Dutch airline KLM has teamed up with ZeroAvia to develop a liquid hydrogen-powered turboprop aircraft, and they have raised over $300 million from Amazon, Airbus, and British Airways to do so (Source: The Next Web, KLM targets liquid hydrogen plane takeoff in 2026).

While infrastructure scale-up and technology advancements are still needed to meet demand, it’s clear that momentum is rapidly building among innovators, government agencies, and industry stakeholders alike.

Our Technology

Technology for Making Renewable Hydrogen from Sunlight and Water

Powered by solar energy, our technology utilizes two innovative approaches to produce renewable hydrogen from water, leaving behind only clean oxygen as a byproduct:

●	Nanoparticle-Based Photoelectrosynthetically Active Heterostructures (PAH): Our microscopic PAH nanoparticles function like tiny machines that mimic the natural process of photosynthesis within a plant cell. Composed of multiple layers, these nanoparticles enable solar-powered electrolysis to occur at the molecular level, splitting water to extract hydrogen as a clean energy source. This nanoparticle-based system offers high fault tolerance and superior solar-to-hydrogen efficiencies at a low cost, making it an economically viable and scalable solution for green hydrogen production.

●	Thin-Film PV Cell-Based Hydrogen Modules: In parallel, we are also developing hydrogen modules in collaboration with CTF Solar, using commercially available thin-film photovoltaic (PV) technology. These modules are re-engineered with our proprietary hydrogen module design to perform solar water splitting without altering the existing PV manufacturing process. This approach leverages mature manufacturing platforms, allowing for faster market entry while still enabling cost-effective and scalable hydrogen production.

By advancing both nanoparticle and thin-film PV cell technologies, we are strategically positioned to accelerate the production of green hydrogen, providing versatile and scalable solutions to meet global clean energy needs.

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

We refer to our potential product as the SunHydrogen Panel which is comprised of the following components:

●	Substrate: The base material, typically glass coated with a thin layer of transparent conducting surface.

●	Semiconductor: Materials that have properties essential for photovoltaic energy conversion.

●	Current Collector: Utilized for the deposition of catalysts.

●	Insulator: Materials to neutralize the defects and pinholes and to stabilize semiconductors and substrates.

●	Cathode: Equipped with a Hydrogen Evolution Reaction (HER) catalyst responsible for hydrogen production.

●	Anode: Outfitted with an Oxygen Evolution Reaction (OER) catalyst that facilitates oxygen production.

●	PV Cell: Denotes a singular Photovoltaic (PV) cell, a basic unit that converts light into electrical energy.

●	Hydrogen Sub-module: Constitutes the minimum assembly of PV cells interconnected electrically and paired with catalysts to produce hydrogen and oxygen.

●	Hydrogen Module: A composite of several Hydrogen Sub-modules seamlessly integrated yet electrically separate, all set on a singular substrate for efficient scaling and fault tolerance.

●	Housing Unit: Designed with end plates that feature flow field channels to streamline water flow and facilitate the separation of hydrogen and oxygen.

●	Hydrogen Reactor: A system that encompasses both the Hydrogen Module and its Housing, forming a complete unit for hydrogen generation.

●	Hydrogen Panel: Comprises one or more Hydrogen Reactors arranged together, forming an installation-ready unit that includes necessary ancillary components like piping, as well as systems for hydrogen collection and water recirculation.

●	Hydrogen Array: A term that describes an aggregation of Hydrogen Panels organized to meet a specific hydrogen production goal, with capacities that can range from 1 kW to 1 MW, or even as high as 1 GW.

In addition to our sponsored research agreements with the University of Iowa and University of Michigan, we are working with a growing group of specialized industrial partners to help commercialize our renewable hydrogen panels that use sunlight and water to generate hydrogen. Our current industrial partners include: Honda R&D Co. Ltd; CTF Solar GmbH; the National Renewable Energy Laboratory (NREL); COTEC Corp.; Geomatec; Project NanoPEC; Schmid Group; the University of Tokyo; Heraeus; and Strategic Analysis.

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

An important aspect of the patented technology referred to in the preceding paragraph is the integrated structures of high-density arrays of nano-sized PV cells as part of hydrogen production nanoparticles. The technology enables manufacturing of ultra-thin sheets for solar hydrogen production, requiring substantially less material as compared to conventional PV cells used in rooftop power applications.

On March 21, 2014, we jointly filed a provisional application with the University of California, Santa Barbara for the “Multi-junction artificial photosynthetic cell with enhanced photovoltages.” Thereafter, we filed a non-provisional application on March 16, 2015 and a corresponding PCT Application on March 17, 2015. These applications cover our semiconductor designs to enhance the photovoltages of the nano-sized PV cells in the PAH structures. The semiconductor designs stacking multiple junctions inside the PAH structures would be an efficient and economical solution for the photovoltaic and the photoelectrochemical industries. Patents were granted in Australia in April of 2018, China and Europe in March of 2019, and in the U.S. as United States Patent No. 10,100,415 in October of 2018. The last patent from this international application was granted in India in October 2022. This patent expires on October 21, 2036.

On September 26, 2016, we filed jointly with the University of Iowa a provisional application for “Integrated Membrane Solar Fuel Production Assembly” to protect the intellectual property for our generator housing system that safely separates oxygen and hydrogen in the water-splitting process without sacrificing efficiency. This device houses the water, the solar particles/cells and is designed with inlets and outlets for water and gases. Utilizing a special architecture that integrates membranes for separating the oxygen side from the hydrogen side, proton transport is increased which is the key to safely increasing solar-to-hydrogen efficiency. On September 26, 2017, we filed a PCT Application that was later nationalized in the U.S. on March 26, 2019. On April 15, 2024, after a thorough review of our corporate commercialization plan, we made the decision to abandon the patent application. While the intellectual property was critical for the designs of the early GEN I and GEN II inventions, as our process and system designs evolved, we determined that the IP no longer aligned with our future developments.

On August 7, 2024, we filed a provisional patent application covering the design and manufacturing processes of fully integrated solar hydrogen modules, utilizing existing infrastructure from the photovoltaic (PV) industry. The protected IP facilitates the immediate commercial production of these modules, accelerating their entry into the market for rapid adoption.

Strategic Partners

We are currently engaged in a sponsored research agreement with the University of Iowa. This term of the research agreement runs through October 2024 but may be extended upon mutual agreement of the parties.

We are currently engaged in a sponsored research agreement with the University of Michigan. This term of the research agreement runs through September 2024 but may be extended upon mutual agreement of the parties.

We are currently engaged in a technology collaboration agreement with COTEC. This term of the agreement runs through September 2024 and both parties are currently continuing the collaboration while working to enter into a new collaboration agreement.

We are currently engaged in a technology collaboration agreement with Project NanoPEC. This term of the agreement runs through June 2026 but may be extended upon mutual agreement of the parties.

We are currently engaged in a technology collaboration agreement with CTF Solar. This term of the agreement runs through January 2026 but may be extended upon mutual agreement of the parties.

We are currently engaged in a joint development agreement with Honda R&D Co. This term of the agreement runs through March 2026 but may be extended upon mutual agreement of the parties.

We have also initiated a research agreement with the National Renewable Energy Laboratory (NREL). This research agreement runs through October 2025 but may be extended upon mutual agreement of the parties.

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

At this time, we view our primary competition as companies that have developed or are currently developing renewable hydrogen production technology. Green or renewable hydrogen can be produced through electrolyzers if the electrolyzers are powered by renewable energy sources, such as solar or wind. Some of these companies include:

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

If not powered by renewable sources, electrolyzers require external electricity most likely created by coal, gas or oil. We believe that our process when fully developed may potentially offer a competitive advantage as we anticipate it will be fully renewable and utilize no external power other than the sun. However, it should be noted that the renewable hydrogen market is rich with competitors, like the companies mentioned above, who have already successfully commercialized green hydrogen production technologies. We anticipate that existing leaders will continue to hone the efficiency of their products and drive down cost of green hydrogen per kilogram, creating a more competitive, challenging environment for emerging, not-yet-commercialized technologies such as our own.

Corporate Information

We were incorporated in the State of Nevada on February 18, 2009. Our executive offices are located at 2500 Crosspark Road, Coralville IA 52241.

Employees

As of September 12, 2024, we have 7 full-time employees and several consultants. We have not experienced any work stoppages and we consider relations with our employees and consultants to be good. Our research and development work is performed at our Coralville, Iowa laboratory, as well as with the University of Iowa and the University of Michigan through sponsored research agreements, and in collaboration with our industrial partners.

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

Investors must consider the risks and difficulties frequently encountered by early-stage companies, particularly in rapidly evolving markets. Such risks include the following:

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

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected, and we may have to curtail our business.

We have a history of losses and have never realized revenues to date. We expect to continue to incur losses and no assurance can be given that we will realize revenues. Accordingly, we may never achieve and sustain profitability.

As of June 30, 2024, we have an accumulated deficit of $91,852,243. For the year ended June 30, 2024, we incurred a net loss of $9,881,203. We expect to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, we may never be profitable or be able to maintain profitability.

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

We are currently working to scale the lab-scale prototypes of our nanoparticle technology to larger, commercial-scale prototypes. However, we have not completed a large-scale commercial prototype of our technology and are uncertain at this time when completion of a commercial scale prototype will occur. Although the lab scale prototype demonstrates the viability of our technology, we may be unable to commercialize our technology.

Our revenues will be dependent upon acceptance of our products by the market, the failure of which would cause us to curtail or cease operations.

We believe that virtually all of our revenues will come from the sale or license of our products. As a result, we will continue to incur substantial operating losses until such time as we are able to develop our product and generate revenues from the sale or license of our products. There can be no assurance that businesses and customers will adopt our technology and products, or that businesses and prospective customers will agree to pay for or license our products. Our technology and product, when fully developed, may not gain market acceptance due to various factors such as not enough cost savings between our method of producing hydrogen and other more conventional methods. If that occurs,, our financial condition and results of operations will be materially and adversely affected.

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

We do not maintain theft, casualty insurance, or property insurance coverage. We may incur uninsured liabilities and losses as a result of the conduct of our business. Any such uninsured or insured loss or liability could have a material adverse effect on our results of operations.

If we lose key employees and consultants or are unable to attract or retain qualified personnel, our business could suffer.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our Chief Science Officer, Dr. Syed Mubeen, our development team in Iowa and our industrial partners and vendors.  There can be no assurance that they will remain associated with us. Our management’s efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Dr. Mubeen, one of our development partners, any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

The loss of strategic alliances used in the development of our products and technology could impede our ability to complete our product and result in a material adverse effect causing the business to suffer.

We pursue strategic alliances with other companies in areas where collaboration can produce technological and industry advancement. For example, we have entered into a sponsored research agreement with the University of Michigan which, which was extended through September 30, 2024. If we are unable to extend the terms of this agreement, or any of our other agreements with our partners as described in this report, we could suffer delays in product development or other operational difficulties which could have a material adverse effect on our results of operations.

Risks relating to our common stock

There is a limited trading market for our common stock.

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is quoted on the OTCQB, it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the Nasdaq Capital Market or other national securities exchange. Further, there is limited trading in our common stock. These factors may have an adverse impact on the trading and price of our common stock.

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

As of June 30, 2024, we have outstanding shares of redeemable Series C Preferred Stock with an aggregate stated value of $885,100 that are convertible into common stock at a fixed conversion price of $0.00095 (see Note 3 to the financial statements included in this report). We anticipate that our issuance of common stock upon conversion of outstanding preferred shares will result in dilution to holders of our common stock, which may have a negative effect on the price of our common stock. In addition, as of June 30, 2024, we have outstanding warrants to purchase 78,095,239 shares of common stock and options to purchase 266,894,499 shares of common stock, and our issuance of shares of common stock upon exercise of outstanding warrants or options may result in additional dilution to our stockholders.

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

Our common stock is quoted on the OTCQB under the symbol “HYSR.”

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

As of September 13, 2024 our common stock was held by approximately 89 stockholders of record.

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

Results of Operations for the Year Ended June 30, 2024 compared to the Year Ended June 30, 2023

Operating Expenses

For the year ended June 30, 2024, operating expenses were $5,001,300 compared to $9,267,147, for the year ended June 30, 2023. Operating expenses consist primarily of research and development expenses and general and administrative expenses incurred in connection with the operation of our business. The decrease of $4,265,847 in operating expenses was primarily due to, a decrease in non-cash stock compensation, a decrease in salary expenses, and a decrease in research and development costs.

Other Income/(Expenses)

Other income and (expenses) for the year ended June 30, 2024, were $(4,879,903) compared to $10,242,126 for the year ended June 30, 2023. The net decrease of $15,122,029 in other income and (expenses) was the result of an increase in unrealized loss on related party equity investments of $7,349,102, an increase in dividend expense of $85,940, an increase in realized loss of $169,389, a decrease in gain on derivative liability of $9,204,345, offset by an increase in investment income of $864,115, an increase in capital gain on sale of vehicle of $55,166, an increase in realized gain on redemption of marketable securities of $35,080, a decrease in loss on settlement of derivative liability of $664,627, and a decrease in interest expense of $67,759.

Net Income (Loss)

For the year ended June 30, 2024, our net loss was $9,881,203, compared to net income of $974,979 for the year ended June 30, 2023. The majority of the decrease in net income of $10,856,182, was related primarily to the decrease in gain on change of derivative liability, increase in unrealized loss on investments, offset by the decrease in non-cash stock compensation.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2024, we had a working capital surplus of $42,386,683, compared to a working capital surplus of $47,689,381 as of June 30, 2023. This decrease in working capital surplus of $5,302,698 was primarily due to a decrease in marketable securities redeemed, and the change in fair value of a short-term investment.

Cash flow used in operating activities was $1,842,726 for the year ended June 30 2024, compared to $4,262,085 for the year ended June 30, 2023. The decrease of $2,419,359 in cash used by operating activities was primarily due to an increase in non-cash expense offset by a decrease in net loss. The Company has had no revenues during the years ended June 30, 2024 and 2023.

Cash provided by investing activities for the year ended June 30, 2024 was $2,920,237, compared to $11,101,386 for the year ended June 30, 2023. The decrease of $8,181,149 in cash provided by investing activities was primarily due to a decrease in the net redemption of marketable securities offset by a decrease in the purchase of related party investments, the purchase of a related party convertible note, and an increase in the redemption of short-term investments in corporate securities.

Cash provided by financing activities during the year ended June 30, 2024 was $781,295, compared to $2,665,203 for the year ended June 30, 2023. The decrease in cash provided by financing activities was primarily due to a decrease in net proceeds from purchase agreements.

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

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2024 and 2023, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

Recently Adopted Accounting Pronouncements

Management adopted recently issued accounting pronouncements during the year ended June 30, 2024, as disclosed in the Notes to the financial statements included in this report.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our CEO and our Acting CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our Acting CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report, in light of the material weaknesses described below, were not effective to ensure that information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and Acting CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our CEO and Acting CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this Annual Report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness:

1.	As of June 30, 2024, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management has concluded that, at June 30, 2024, the Company’s internal control over financial reporting were not effective based on those criteria.

The weaknesses and the related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. To address these material weaknesses, we intend to undertake remediation measures to address the material weaknesses described in this Report, including implementing procedures pursuant to which we can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
Timothy Young	59	President, CEO, Acting CFO and Chairman of the Board of Directors
Woosuk Kim	59	Chief Operating Officer and Director

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

Changes in Nominating Procedures

None.

Insider Trading Policies

We have not adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees.

Item 11. Executive Compensation

The table below sets forth the compensation earned by our named executive officers during the last two fiscal years.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Young,	2024	$367,616	$354,000	-		-	-	-	-	$721,616
CEO and Acting CFO	2023	$354,000	$354,000	$2,700,000	(1)	-	-	-	-	$3,408,000

Woosuk Kim,	2024	$285,577	$206,250	-		-	-	-	-	$491,827
COO	2023	$275,000	$206,250	1,350,000	(1)	-	-	-	-	$1,831,250

(1)	Mr. Young and Mr. Kim were awarded restricted stock on November 8, 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of June 30, 2024, for our named executive officers.

Outstanding Equity Awards
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Timothy Young	125,812,947	-	.0099	1/23/2026	-	-
Woosuk Kim	-	-	-	-	-	-

Director Compensation

The following table sets forth compensation information regarding the Company’s non-employee directors in fiscal 2024:

Name	Fees earned or paid in cash	Stock Award ($)	Option Awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark R. Richardson	$42,000	$-	-	-	-	-	-	-	$42,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 23, 2024, concerning the number of shares of our common stock owned by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of September 23, 2024, upon the exercise or conversion of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of September 26, 2024 or have been exercised and converted.

	Shares Beneficially Held	Percentage of Common Stock(1)
Timothy A. Young(2)	196,462,947	3.7%
Mark R. Richardson(3)	6,081,552	*
Woosuk Kim	24,950,000	*
All officers and directors as a group (3 persons)	227,494,499	4.3%

*	Less than 1%
(1)	Based upon 5,156,352,593 shares issued and outstanding as of September 26, 2024.
(2)	Includes 125,812,947 shares underlying options.
(3)	Includes 3,081,552 shares underlying options. Mr. Richardson resigned effective September 30, 2024.

The address for each of the officers and directors is c/o SunHydrogen, Inc. BioVentures Center, 2500 Crosspark Road, Coralville, IA 52241

Securities authorized for issuance under equity compensation plans

On January 23, 2019, our Board adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The purpose of the 2019 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The maximum number of shares of the Company’s common stock that can be issued under the 2019 Plan is 300,000,000. The 2019 Plan has been approved by stockholders.

On January 27, 2022, our Board adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”). The stated purpose of the 2022 Plan is to attract and retain the types of employees, consultants, and directors who will contribute to the Company’s long-range success. The maximum number of shares of the Company’s common stock that can be issued under the 2022 Plan is initially 400,000,000. The number of shares automatically increases on the first day of the Company’s fiscal year beginning in 2023 so that the total number of shares issuable will at all times equal fifteen percent (15%) of the Company’s fully diluted capitalization on the first day of the Company’s fiscal year, unless the Board adopts a resolution providing that the number of shares issuable under the 2022 Plan shall not be so increased.

The following table sets forth information about our equity compensation plans as of June 30, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
2019 Equity compensation plan approved by security holders	285,270,561	$0.0099 – 0.016	14,729,439
2022 Equity compensation plan approved by security holders	173,600,000	$0.012	549,594,742
Total	458,870,561		564,324,181

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

As of June 30, 2024, the Company owed $45,829 to Timothy Young for a loan payable for the payment of operating expenses in prior periods.

Director Independence

The Board has determined that Mr. Richardson was an independent director within the meaning of NASDAQ Rule 5605(a)(2). He resigned effective September 30, 2024.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billable to us by our principal accounting firm during the years ended June 30, 2024 and 2023 for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were approximately $66,725 and $32,000, respectively.

Audit-Related Fees

We incurred fees of $0 and $0 for the years ended June 30, 2024 and 2023, respectively, to our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above.

Tax Fees

We did not incur fees for services rendered to us for tax compliance, tax advice, or tax planning by our principal accountant for the fiscal years ended June 30, 2024 and 2023.

All Other Fees

Our current policy is to not engage M&K CPAS, PLLC to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage M&K CPAS, PLLC to provide audit, and other assurance services, such as review of SEC reports or filings.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial statements.

The SunHydrogen, Inc. financial statements are included in Item 8. Financial Statements and Supplementary Data.

(2) Financial statement schedules: None.

(3) Exhibits

Exhibit	Description

3.1	Articles of Incorporation of filed with the Nevada Secretary of State on February 18, 2009 (incorporated by reference to S-1 filed on February 5, 2010).

3.2	Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 11, 2009 (incorporated by reference to S-1 filed February 5, 2010).

3.3	Articles of Amendment of Articles of Incorporation of filed with the Nevada Secretary of State on November 21, 2013 (incorporated by reference 8-K filed on November 21, 2013).

3.4	Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 13, 2018. (incorporated by reference to 10-K filed on September 25, 2018).

3.5	Certificate of Designation of Series A Preferred Stock (incorporated by reference to the Company’s Form 8-K filed February 2, 2022)

3.6	Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company’s Form 8-K filed November 26, 2019)

3.7	Certificate of Designation of Series C Preferred Stock (incorporated by reference to the Company’s Form 8-K filed December 17, 2021)

3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed January 3, 2020)

3.9	Articles of Merger (incorporated by reference to 8-K filed June 15, 2020)

3.10	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 10-Q filed May 16, 2022)

3.11	Amended and Restated Bylaws (incorporated by reference to 8-K filed February 2, 2022)

4.1	Description of Registrant’s Securities (incorporated by reference to 10-K filed October 8, 2021)

10.1	2019 Equity Incentive Plan (incorporated by reference to Form S-8 on December 19, 2018)

10.2	Form of Placement Agent Warrant (incorporated by reference to 8-K filed December 3, 2020)

10.3	Form of Warrant (incorporated by reference to 8-K filed February 26, 2021)

10.4	Form of Placement Agent Warrant (incorporated by reference to 8-K filed February 26, 2021)

10.5	Employment Agreement between the Company and Timothy Young (incorporated by reference to 8-K filed March 1, 2021) ***

10.6	Employment Agreement between the Company and Woosuk Kim (incorporated by reference to 8-K filed April 7, 2021) ***

10.7	Contract, dated October 1, 2022, between the Company and The University of Iowa, Iowa City (incorporated by reference to Form 10-K filed October 7, 2022)

10.8	Research Agreement Amendment No. 1 between the Company and Regents of the University of Michigan (incorporated by reference to Form 10-K filed October 7, 2022)

10.9	Research Agreement Amendment No. 1 between the Company and Regents of the University of Michigan (incorporated by reference to Form 10-K filed October 7, 2022)

10.10	SunHydrogen, Inc. 2022 Stock Incentive Plan (incorporated by reference to Form 10-K filed October 7, 2022)

10.11	Purchase Agreement (incorporated by reference to 8-K filed June 3, 2024)

10.12****	Joint Development Agreement dated July 22, 2024 (incorporated by reference to 8-K filed July 24, 2024)

10.13****	Collaboration Agreement (incorporated by reference to 8-K filed July 23, 2024)

14.1	Code of Ethics (incorporated by reference to 10-K filed on September 28, 2012).

23.1*	Consent of M&K CPAS, LLC

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1**	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

****	Portions of this agreement have been omitted.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNHYDROGEN, INC.

Date: September 30, 2024	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer, Acting Chief Financial Officer, and Chairman (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Young	Chief Executive Officer, President	September 30, 2024
Timothy Young	(Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer), and Chairman

/s/ Woosuk Kim	Director	September 30, 2024
Woosuk Kim

SUN HYDROGEN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sun Hydrogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sun Hydrogen, Inc. (the Company) as of June 30, 2024 and 2023, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as the “ financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Investments

As discussed in Note 8 to the financial statements, the Company has investments in a related party, consisting of both equity securities and bonds. The investment is subject to fair value measurement, with the equity securities marked to market in accordance with the applicable financial reporting standards. Additionally, during the fiscal year, the Company converted the bonds held in the related party into equity securities of the same entity.

●	The equity securities of the related party are marked to market and the determination of fair value involves judgment and reliance on valuation techniques.

●	The conversion of bonds to equity in the related party involved complex accounting considerations. There was also complexity in assessing the appropriate accounting for the conversion and subsequent measurement of the equity securities received.

●	The investment in the related party requires additional disclosure and evaluation of the relationship between the Company and the related party entity. We focused on the adequacy of the related party disclosures, including the identification of the related party, the nature of the relationship, and any transactions that occurred between the entities.

Addressing these matters required the application of heightened professional skepticism in evaluating management’s assumptions regarding the valuation of both the equity securities and the conversion of the bonds.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

The Woodlands, TX

September 30, 2024

SUNHYDROGEN, INC.

BALANCE SHEETS

	June 30, 2024	June 30, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,044,795	$37,185,989
Marketable securities	-	3,188,040
Equity securities, related party	4,101,402	7,655,601

TOTAL CURRENT ASSETS	43,146,197	48,029,630

OTHER ASSETS

INVESTMENT
Convertible notes receivable, related party	-	3,000,000

TOTAL INVESTMENTS	-	3,000,000

PROPERTY & EQUIPMENT
Machinery and equipment	36,830	33,814
Computers and peripherals	11,529	11,529
Vehicle	135,260	155,000
	183,619	200,343
Less: accumulated depreciation	(20,549)	(83,468)

NET PROPERTY AND EQUIPMENT	163,070	116,875

INTANGIBLE ASSETS
Domain, net of amortization of $5,315 and $5,286, respectively	-	29
Trademark, net of amortization of $827 and $714, respectively	315	428
Patents, net of amortization of $42,909 and $36,344, respectively	58,234	64,799

TOTAL INTANGIBLE ASSETS	58,549	65,256

TOTAL OTHER ASSETS	221,619	3,182,131

TOTAL ASSETS	$43,367,816	$51,211,761

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other payables	$573,127	$232,893
Accrued expenses	140,558	628
Loan payable, related party	45,829	106,728

TOTAL CURRENT LIABILITIES	759,514	340,249

LONG TERM LIABILITIES
Loan payable, related party	-	36,731

TOTAL LONG TERM LIABILITIES	-	36,731

TOTAL LIABILITIES	759,514	376,980

COMMIMENTS AND CONTINGENCIES (SEE NOTE 9)

Series C 10% Preferred Stock, 8,851 and 10,951 shares issued and outstanding, redeemable value of $885,100 and $1,095,100, respectively	885,100	1,095,100

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 10,000,000,000 authorized common shares 5,087,245,974 and 4,821,298,283 shares issued and outstanding, respectively	5,087,246	4,821,298
Additional Paid in Capital	128,488,199	126,889,423
Accumulated deficit	(91,852,243)	(81,971,040)

TOTAL SHAREHOLDERS’ EQUITY	41,723,202	49,739,681

TOTAL LIABILITIES, PREFERRED STOCK SUBJECT TO REDEEMPTION AND SHAREHOLDERS’ EQUITY	$43,367,816	$51,211,761

The accompanying notes are an integral part of these financial statements

SUNHYDROGEN, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	YEARS ENDED
	June 30, 2024	June 30, 2023

REVENUE	$-	$-

OPERATING EXPENSES
Selling and Marketing	53,831	131,745
General and administrative expenses	2,336,952	5,651,728
Research and development cost	2,568,562	3,440,106
Depreciation and amortization	41,955	43,568

TOTAL OPERATING EXPENSES	5,001,300	9,267,147

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(5,001,300)	(9,267,147)

OTHER INCOME/(EXPENSES)
Investment income	2,013,974	1,149,859
Gain on sale of vehicle	55,166	-
Dividend expense	(112,940)	(27,000)
Unrealized Gain(loss) on equity securities, related party	(6,693,501)	655,601
Realized gain (loss)	(173,124)	(3,735)
Realized gain(loss) on redemption of marketable securities	35,080	-
Gain (Loss) on settlement of derivative liability	-	(664,627)
Gain (Loss) on change in derivative liability	-	9,204,345
Interest expense	(4,558)	(72,317)

TOTAL OTHER INCOME (EXPENSES)	(4,879,903)	10,242,126

NET INCOME (LOSS)	$(9,881,203)	$974,979

BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$0.00

DILUTED EARINGINS (LOSS) PER SHARE	$(0.00)	$0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	5,028,399,413	4,492,448,483

DILUTED	5,028,399,413	4,787,349,172

The accompanying notes are an integral part of these audited financial statements

SUNHYDROGEN, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	YEAR ENDED JUNE 30, 2024
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	-	$-	$1,095,100	4,821,298,283	$4,821,298	$126,889,423	$(81,971,040)	$49,739,681

Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	86,395,059	86,395	792,530	-	878,925

Issuance of common stock upon conversion of Series C Preferred stock	-	-	(210,000)	221,052,632	221,053	(11,053)	-	210,000

Cancellation of restricted stock awards	-	-	-	(41,500,000)	(41,500)	(576,500)	-	(618,000)

Contributed capital-gain on conversion of bond	-	-	-	-	-	85,815	-	85,815

Stock compensation expense	-	-	-	-	-	1,307,984	-	1,307,984

Net Loss	-	-	-	-	-	-	(9,881,203)	(9,881,203)

Balance at June 30, 2024	-	$-	$885,100	5,087,245,974	$5,087,246	$128,488,199	$(91,852,243)	$41,723,202

	YEAR ENDED JUNE 30, 2023
						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	-	-	$270,000	4,271,749,146	$4,271,749	$103,311,733	$(82,946,019)	$24,637,463

Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	141,316,755	141,316	2,592,178	-	2,733,494

Issuance of common stock for conversion of debt and accrued interest	-	-	-	274,198,530	274,199	(13,710)	-	260,489

Issuance of common stock for the conversion of stock options	-	-	-	1,933,852	1,934	30,941	-	32,875

Issuance of common stock for conversion of restricted stock awards	-	-	-	44,500,000	44,500	1,068,000	-	1,112,500

Issuance of stock for conversion of restricted stock awards	-	-	-	87,600,000	87,600	(87,600)	-	-

Issuance of Series C preferred stock in exchange for convertible notes at fair value	-	-	825,100	-	-	17,475,309	-	17,475,309

Stock compensation for conversion of restricted stock awards	-	-	-	-	-	2,365,200	-	2,365,200

Stock compensation expense	-	-	-	-	-	147,372	-	147,372

Net Loss	-	-	-	-	-	-	974,979	974,979

Balance at June 30, 2023	-	$-	$1,095,100	$4,821,298,283	$4,821,298	$126,889,423	$(81,971,040)	$49,739,681

The accompanying notes are an integral part of these audited financial statements

SUNHYDROGEN, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	Years Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	(9,881,203)	974,979
Adjustment to reconcile net income (loss) to net cash
(used in) provided by operating activities
Depreciation & amortization expense	41,955	43,568
Conversion of stock options for services	-	32,875
Stock based compensation expense for services	1,307,984	22,372
Cancellation of restricted stock awards	(618,000)	-
Realized loss on sale of investment	188,040	-
Gain on exchange of vehicle	(55,166)	-
Net stock compensation expense for conversion of restricted stock awards	-	3,602,700
Loss on settlement of debt and derivative	-	664,669
Net (Gain) Loss on change in derivative liability	-	(9,204,387)
Unrealized (gain)/loss on change in fair value of investment, related party	6,693,501	(655,601)
Change in assets and liabilities :
Prepaid expense	-	2,526
Other receivable	-	14,868
Accounts payable	340,233	175,504
Accrued expenses	139,930	(2,442)
Accrued interest on convertible notes	-	66,284

NET CASH USED IN OPERATING ACTIVITIES	(1,842,726)	(4,262,085)

CASH FLOWS FROM INVESTING ACTIVITIES
Marketable securities purchased	-	(81,971,636)
Marketable securities redeemed	-	103,106,836
Purchase of certificate of deposit	(5,000,000)	-
Redemption of certificate of deposit	5,000,000	-
Convertible note receivable interest income, related party	(53,487)	-
Purchase of investment, related party	-	(7,000,000)
Purchase of long term convertible note, related party	-	(3,000,000)
Redemption of short term investments in corporate securities	3,000,000	-
Purchase of research and development equipment	(3,016)	-
Purchase of vehicle	(23,260)	-
Purchase of tangible assets	-	(33,814)

NET PROVIDED BY INVESTING ACTIVITIES:	2,920,237	11,101,386

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party note payable	(97,630)	(68,291)
Net proceeds from purchase agreements	878,925	2,733,494

NET CASH PROVIDED BY FINANCING ACTIVITIES	781,295	2,665,203

NET INCREASE IN CASH	1,858,806	9,504,504

CASH, BEGINNING OF PERIOD	37,185,989	27,681,485

CASH, END OF PERIOD	39,044,795	37,185,989

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$4,558	$6,033
Taxes paid		$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of common stock upon conversion of convertible notes, and accrued interest	$-	$260,489
Fair value of preferred stock in exchange for convertible note	$-	$17,475,309
Reclassification of related party accrued salary to loan payable	$-	$211,750
Conversion of Series C Preferred shares to common stock	$210,000	$-
Reclassification of related party accrued salary to loan payable	$-	$16,810,682
Exchange of convertible note receivable, related party	$3,000,000	$-
Contributed capital-gain on exchange of convertible note receivable, related party	$85,815	$-

The accompanying notes are an integral part of these audited financial statements

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

SunHydrogen is developing an efficient and cost-effective way to produce truly green hydrogen using sunlight and any source of water. Just like a solar panel is comprised of multiple cells that generate electricity, our hydrogen panel encases multiple hydrogen generators immersed in water. Each hydrogen generator contains billions of electroplated nanoparticles, autonomously splitting water into hydrogen and oxygen. Our technology has the potential to be one of – if not the most – economical green hydrogen solutions: Unlike traditional water electrolysis for hydrogen, our process requires no external power other than sunlight and uses efficient and low-cost materials.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The following table provides detail of our cash and cash equivalents.

	June 30, 2024	June 30, 2023
Cash	$29,365,997	$13,928,552
U.S. Treasury bills	9,678,798	22,157,437
U.S. Treasury obligations	-	1,100,000
Total cash and cash equivalents	$39,044,795	$37,185,989

The U.S. Treasury bills and the U.S. Treasury obligations have a credit quality indicator of AA/A.

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of June 30, 2024, the cash balance in excess of the FDIC limits was $37,125,346. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to useful lives and impairment of tangible and intangible assets, accruals, income taxes, stock-based compensation expense, fair value of financial instruments, and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Property and Equipment

Property and equipment are stated at cost and are depreciated using straight line over its estimated useful lives.

Computers and peripheral equipment	5 Years
Vehicle	5 Years

During the year ended June 30, 2024, the Company traded a vehicle used for a mobile office and transportation of equipment. The Company recognized a gain of $55,166.

The Company recognized depreciation expense of $35,247 and $36,535 for the year ended June 30, 2024 and 2023, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	6/30/2024	6/30/2023

Domain-gross	15 years	$5,315	$5,315
Less accumulated amortization		(5,315)	(5,286)
Domain-net		$-	$29

Trademark-gross	10 years	$1,142	$1,142
Less accumulated amortization		(827)	(714)
Domain-net		$315	$428

Patents-gross	15 years	$101,143	$101,143
Less accumulated amortization		(42,909)	(36,344)
Patents-net		$58,234	$64,799

The Company recognized amortization expense of $6,708 and $7,033 for the year ended June 30, 2024 and June 30, 2023, respectively.

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the year ended June 30, 2024 and 2023. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards (Note 6).

Year Ended June 30, 2024

The Company calculated the dilutive impact of 266,894,499 outstanding stock options and awards, 78,095,239 common stock purchase warrants, and 8,851 Series C Preferred shares, which are convertible into shares of common stock. Stock options and awards, common stock purchase warrants, and Series C Preferred shares were not included in the calculation of net earnings per share because their impact on income per share is antidilutive.

Year Ended June 30, 2023

The Company calculated the dilutive impact of 163,894,499 outstanding stock options, 86,495,239 common stock purchase warrants, 54,500,000 restricted stock units, and 10,951 Series C Preferred shares, which are convertible into shares of common stock. Stock options and awards, common stock purchase warrants, and Series C Preferred shares were included in the calculation of net earnings per share because their impact on income per share is dilutive, and 10,000,000 of the stock options were not included, because their impact on income per share is antidilutive.

	Year Ended
	June 30,
	2024	2023

Income (Loss) to common shareholders (Numerator)	$(9,881,203)	$974,979

Basic weighted average number of common shares outstanding (Denominator)	5,028,399,413	4,492,448,483

Diluted weighted average number of common shares outstanding (Denominator)	5,028,399,413	4,787,349,172

2022 Equity Incentive Plans

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

As of June 30, 2024, under the 2022 Equity Incentive Plan, there were 173,600,000 stock options and shares issued, with a reserve of 549,594,742.

2019 Equity Incentive Plan

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

As of June 30, 2024, under the 2019 Equity Incentive Plan, there were 285,270,561 stock options and shares issued, with a reserve of 14,729,439.

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

Warrant Accounting

The Company accounts for warrants to purchase shares of common stock using the estimated fair value on the date of issuance as calculated using the Black-Scholes valuation model.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of June 30, 2024, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows (See Note 7):

June 30, 2024

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities, related party	$4,101,402	$-	$4,101,402	$-
	$4,101,402	$-	$4,101,402	$-

June 30, 2023

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities, related party	$7,655,601	$-	$7,655,601	$-
Marketable securities	3,188,040	-	3,188,040	-
	$10,843,641	$-	$10,843,641	$-

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of June 30, 2022	$26,015,069
Fair value of derivative liability removed	(16,810,682)
Gain on change in derivative liability	(9,204,387)
Balance as of June 30, 2023	$-

As of June 30, 2024 and 2023, all convertible notes were converted into Series C Preferred Stock, and there were no derivative liabilities to report.

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $2,568,562 and $3,440,106 for the year ended June 30, 2024 and 2023, respectively.

Advertising and Marketing

Advertising and marketing cost are expensed as incurred. Total advertising and marketing costs were $53,831 and $131,745 for the year ended June 30, 2024 and 2023, respectively.

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

Recently Issued Accounting Pronouncements

Management believes that no recently issued accounting standards, which are not yet effective, would have a material impact on the accompanying audited financial statements as of June 30, 2024, if adopted at this time.

Reclassification of Expenses

Certain amounts in the 2023 financial statements have been reclassified to conform to the presentation used in the 2024 financial statements. There was no material effect on the Company’s previously issued financial statements.

3.	PREFERRED STOCK

Series C Preferred Stock

On December 15, 2021, the Company filed a certificate of designation of Series C Preferred Stock with the Secretary of State of Nevada, designating 17,000 shares of preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $100 and is convertible into shares of common stock of the Company at a conversion price equal to $0.00095. The Series C Preferred Stockholders are entitled to receive out of any funds and assets of the Company legally available prior and in preference to any declaration or payment of any dividend on the common stock of the Company, cumulative dividends, at an annual rate of 10% of the stated value, payable in cash or shares of common stock. In the event the Company declares or pays a dividend on its shares of common stock (other than dividend payable in shares of common stock), the holders of Series C Preferred Stock will also be entitled to receive payment of such dividend on an as--converted basis. The Series C Preferred Stock confers no voting rights on holders, except with respect to matters that materially and adversely affect the voting powers, rights or preferences of the Series C Preferred Stock or as otherwise required by applicable law.

Series C Preferred Stock (Continued)

The Company entered into securities purchase agreements with accredited investors for an exchange of convertible debt into equity. Under the purchase agreements, the Company and the investors exchanged convertible notes in the amount of $837,800, plus interest in the amount of $255,423, for an aggregate total of $1,095,100 in convertible notes, for 10,951 shares of the Company’s Series C Preferred Stock.

A valuation was prepared based on a stock price of $0.020 as of April 15, 2023 and $0.0185 as of June 19, 2023, with a volatility of 96.6%, as of April 15, 2023 and 82.9% as of June 19, 2023 based on an estimated term of 5 years.

On December 15, 2021, the Company entered into a securities purchase agreement with an accredited investor for an exchange of convertible debt to equity. Under the purchase agreement, the Company and investor acknowledged there was $187,800 of principal remaining under the note issued to the investor by the Company on February 3, 2017, plus $80,365 of accrued interest, representing a total aggregate note balance of $268,165, and a loss on settlement of debt of $1,835. Pursuant to the purchase agreement, the Company sold 2,700 shares of the Company’s newly designated Series C Preferred Stock to an investor, for a total purchase price of $268,165. The investor tendered the Note to the Company for cancellation and agreed to forego all future accrued interest under the Note, as the total purchase price for the shares.

On April 15, 2023, the Company entered into another securities purchase agreement with an investor to exchange the remaining notes with principal of $550,000, plus accrued interest of $126,455, representing a total aggregate note balance of $676,455, and a loss on settlement of debt of $45. Pursuant to the purchase agreement, the Company sold 6,765 shares of the Company’s Series C Preferred Stock to the investor, for a total purchase price of $676,455. The investor tendered the Note to the Company for cancellation and agreed to forego all future accrued interest under the Note, as the total purchase price for the shares.

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

During the three months ended September 30, 2023, an investor converted 2,100 preferred shares with a stated value of $210,000, at a conversion price of $0.00095. The preferred shares were converted into 221,052,632, no gain or loss was recognized in the financial statements.

The extinguishment of the convertible debt and derivatives were recognized in the Company’s financial statement as a loss on settlement of convertible notes and derivative liability in the amount of $664,627 as of June 30, 2023.

The Company had no derivative liabilities outstanding at the years ended June 30, 2024 and 2023,

Exchange of convertible notes to Series C Preferred Shares
Preferred shares issued	10,951
Stated value of debt and interest	$1,095,100
Calculated fair value of preferred shares	$17,475,309
Fair value of derivative liability removed	$(16,810,682)
Loss on settlement of debt and derivatives	$(664,627)

The Series C Preferred Stock was presented as mezzanine equity because it is redeemable at a fixed or determinable amount upon an event that is outside of the issuer’s control. Upon liquidation, dissolution and winding up of the Company, the holder of each outstanding share of Series C Preferred Stock shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders upon such liquidation, before any payments shall be made or any assets distributed to the holders of the common stock, the stated value of the Series C Preferred Shares plus any declared but unpaid dividends. No other current or future equity holders of the Company shall have higher priority of liquidation preference than holders of Series C Preferred Stock. The holder has the right, at any time, at its election, to convert shares of Series C Preferred Stock into common stock at a conversion price of $0.00095 per share.

As of June 30, 2024 and 2023, the Company had 8,851 and 10,951shares of Series C Preferred Stock outstanding, respectively. The fair value of the outstanding shares was $885,100 and1,095,100, respectively.

4.	COMMON STOCK

Year ended June 30, 2024

On November 11, 2022, the Company entered into a Purchase Agreement with an investor for the sale of up to $45,000,000 of shares of common stock. For the year ended June 30, 2024, the Company issued 86,395,059 shares of common stock for $900,000 under the purchase agreement at prices of $0.00944 - $0.0132, pursuant to purchase notices received from the investor. The finance cost of $21,075 was deducted from the gross proceeds converted, leaving net proceeds of $878,925.

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

On November 11, 2022, the Company entered into a Purchase Agreement with an investor for the sale of up to $45,000,000 of common stock. During the year ended June 30, 2023, the Company issued 141,316,753 shares of common stock for $2,786,464 under the purchase agreement at prices of $0.01264 - $0.02608, pursuant to purchase notices received from the investor. The finance cost of $52,970 was deducted from the gross proceeds converted, leaving net proceeds of $2,733,494.

During the year ended June 30, 2023, a consultant exercised 3,071,412 nonqualified stock options with an exercise price of $0.01 and a market price of $0.027 per share. Upon exercise of the stock options, the Company issued 1,933,852 shares of common stock at the price of $0.017 per share for compensation expense of $32,875.

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

On March 30, 2023, the Board of Directors determined that in the best interest of the Company and the Shareholders to grant an employee a restricted stock units in consideration of services to be rendered to the Company. The Board granted 21,500,000 of restricted stock units, which vested on March 30, 2023. Under the 2019 Equity Incentive Plan, an employee was granted 21,500,000 restricted stock units at a price of $0.025 per share for services, which vested on March 30, 2023. On January 30, 2024, the stock units of 21,500,000 were cancelled at a unit price of $0.012 in the amount of $258,000, which was netted against the stock compensation expense during the year

On December 20, 2022 and January 1, 2023, the Board of Directors determined that in the best interest of the Company and the Shareholders, to grant certain employees, a director, and a consultant restricted stock units in consideration of services to be rendered to the Company. The Board granted 33,000,000 restricted stock units under the 2022 Equity Incentive Plan, whereby, 23,000,000 shares vested on January 1, 2023 and 10,000,000 shares, which were to vest on January 1, 2024, but were not granted. During the year ended June 30, 2024, the Company cancelled 20,000,000 of the stock units at a price of $0.012 in the amount of $240,000, which was netted against the stock compensation expense during the period. The remaining 10,000,000 units were to vest on January 1, 2024 were not granted. As of June 30, 2024, there remained a balance of 3,000,000 stock units, with an exercise price of $0.025.

The total stock units cancelled consisted of 21,500,000 units for the 2019 Equity Incentive Plan and 20,000,000 units for the 2022 Equity Incentive Plan for an aggregate total of 41,500,000. As of June 30, 2024, the Company recorded stock compensation expense of $689,984.

The fair value of the units was $618,000 for the 51,500,000 stock units.

	6/30/2024		6/30/2023
		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	Of	exercise
	Units	price	Units	price
Outstanding, beginning of period	54,500,000	$0.025	-	$-
Granted	-	-	54,500,000	$0.025
Stock units not granted	(10,000,000)	-	-	-
Cancellation of units	(41,500,000)	$0.025	-	-
Outstanding, end of period	3,000,000	$0.025	54,500,000	$0.025
Exercisable at the end of period	3,000,000	$0.025	54,500,000	$0.025

6.	STOCK OPTIONS AND WARRANTS

2019 Equity Stock Incentive Plan

On December 17, 2018, the Board of Directors approved and adopted the 2019 Equity Incentive Plan (“the 2019 Plan”), with 300,000,000 shares reserved for issuance. The purpose of the 2019 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The awards are performance-based compensation that are granted under the 2019 Plan as incentive stock options (ISO) or nonqualified stock options. The per share exercise price for each option shall not be less than 100% of the fair market value of a share of common stock on the date of grant of the option. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing cost.

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

As of July 1, 2023, the maximum number of shares issuable under the 2022 Equity Incentive Plan increased by 15% to 723,194,742 shares, based on the Company’s fully diluted capitalization on leaving a reserve of 660,194,742 shares remaining available as of June 30, 2024.

During the period ended June 30, 2024, the Company granted 103,000,000 stock options at an exercise price of $0.012 per share, which vested immediately on January 30, 2024. As of June 30, 2024, 266,894,499 stock options were outstanding, and the Company recognized stock compensation expense of $1,307,984.

A summary of the Company’s stock option activity and related information follows:

	6/30/2024		6/30/2023
		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	Of	exercise
	Options	price	Options	price
Outstanding, beginning of period	163,894,499	$0.0980	157,965,711	$0.0089
Granted	103,000,000	$0.0120	9,000,000	$0.0160
Exercised	-		-	-
Redemption of options	-		(3,071,212)	$(0.0100)
Outstanding, end of period	266,894,499	$0.0107	163,894,499	$0.0980
Exercisable at the end of period	264,144,499	$0.0105	157,894,499	$0.0940

The weighted average remaining contractual life of options outstanding as of June 30, 2024 and 2023 was as follows:

6/30/2024				6/30/2023
Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.016	9,000,000	6,250,000	1.92	$0.016	9,000,000	3,000,000	2.92
$0.012	103,000,000	103,000,000	5.59	$-	-	-	-
$0.0097	6,000,000	6,000,000	1.59	$0.0097	6,000,000	6,000,000	2.59
$0.0099	138,894,499	138,894,499	1.57	$0.0099	138,894,499	138,894,499	2.57
$0.0060	10,000,000	10,000,000	2.06	$0.0060	10,000,000	10,000,000	3.06
	266,894,499	264,144,499			163,894,499	157,894,499

WARRANTS

During the year ended June 30, 2024, 8,400,000 common stock purchase warrants expired leaving an aggregate of 78,095,239 common stock purchase warrants outstanding, with an exercise price of $0.121 per share. The warrants were estimated at fair value on the date of issuance as calculated using the Black-Scholes valuation model. The derivative liability calculated on all warrants outstanding as of the Year ended June 30, 2024, was removed with the exchange of the convertible notes and accrued interest for preferred shares. The warrants can be exercised over a period of three (3) years.

A summary of the Company’s warrant activity and related information follows for the Year ended June 30, 2024

	6/30/2024
		Weighted
		average
	Number of	exercise
	Warrants	price
Outstanding, beginning of period	86,495,239	$0.121
Granted	-	-
Exercised	-	-
Forfeited/Expired	(8,400,000)	$(0.094)
Outstanding, end of period	78,095,239	$0.121
Exercisable at the end of period	78,095,239	$0.121

The weighted average remaining contractual life of warrants outstanding as of June 30, 2024 was as follows:

6/30/2024			Weighted Average
Exercise Price	Warrants Outstanding	Warrants Exercisable	Remaining Contractual Life (years)
$0.13125	6,666,667	6,666,667	1.65
$0.12	71,428,572	71,428,572	1.67
	78,095,239	78,095,239

At June 30, 2024, the aggregate intrinsic value of the warrants outstanding was $0.

7.	MARKETABLE SECURITIES

As of June 30, 2023, the Company invested in corporate bonds, which were recognized in the financial statements at cost, mature from July 15, 2023 through August 16, 2023, and were held to maturity.

The Company considers corporate bonds (“bonds”) as investments due to their ratings. The bonds are rated based on their default probability, health of the corporation’s debt structure, as well as the overall health of the economy. The bonds fall into the category as investments if they have a rating between AA and BBB.

During the year ended June 30, 2024, the corporate securities in the amount of $3,188,040 matured, and were redeemed on various dates for gross proceeds of $3,000,000. During the years ended June 30, 2024 and 2023, the Company recorded interest income of $54,375 and $137,994, respectively. During the year ended June 30, 2024, the Company recognized a loss of $188,040.

The following table summarizes the amortized cost of the held-to-maturity securities as of June 30, 2023, aggregated by credit quality indicator.

June 30, 2023
AA/A
Corporate Securities	$1,856,405
BBB
Corporate Securities	1,331,635
Total	$3,188,040

8.	EQUITY SECURITIES, RELATED PARTY AND CONVERTIBLE NOTES RECEIVABLE, RELATED PARTY

On November 11, 2022, the Company entered into a subscription agreement with TECO 2030 ASA (“TECO”). TECO is a Norwegian based clean tech company developing zero-emission technology for the maritime and heavy industry. They are developing PEM hydrogen fuel cell stacks and PEM hydrogen fuel cell modules, that enable ships and other heavy-duty applications to become emissions-free. The company is listed on Euronext Growth on Oslo Stock Exchange under the ticker TECO. Pursuant to the subscription agreement, the Company purchased 13,443,875 shares of TECO stock for an aggregate consideration of $7 million in USD, at an exchange rate of NOK 10.4094. The stocks purchased are adjusted to fair value based on unrealized gain or loss at the end of each period. At the time of this transaction, the Company and TECO became related parties due to the Company owning an 8.3% interest in TECO. Subsequent to the equity purchase, Timothy Young, CEO of the Company, was elected to the board of TECO in January of 2023.

Also, on November 11, 2022 the Company purchased a bond receivable of TECO for a subscription amount of $3 million. The issuance of the bond receivable is through a Tap Issue Addendum to TECO’s secured convertible notes agreement dated June 1, 2022, pursuant to which Nordic Trustee AS is acting as the security agent on behalf of the note holders. The bond receivable would have matured on June 1, 2025, and would have been converted into shares at a rate of NOK 5.0868 per share. The note bore interest at the rate of 8% per annum, which was paid quarterly in arrears. For the year ended June 30, 2024 and 2023, the Company recognized interest income of $226,094 and $113,913, respectively.

In April of 2024, all investors of TECO bonds received an option to convert their bonds to receive one share for every two NOK. On May 24, 2024 the Company agreed to the terms and conversion, and agreed to receive 15,884,744 shares of TECO stock in exchange for the convertible bond receivable of $3,000,000 and unpaid interest. The bond receivable had a principal amount of NOK 31,228,200, and accrued and unpaid interest up to May 24, 2024 of NOK 541,289, for a total of NOK 31,769,489. The value of the shares converted on May 24, 2024 was $3,139,302 with contributed capital gain on conversion of convertible bond of $85,815 and interest received of $53,487 as reflected in the statement of operations.

On September 10, 2024, after a delay to allow time for legal review and clarification of the investment statements, the bond was returned. Upon receipt of the 15,884,744 shares, the Company owns a total of 29,328,619 shares, which as of September 23, 2024 represents 13.29% of the outstanding shares of TECO.

The CEO of the Company elected to not seek reelection to the board of directors at the annual general meeting in June and is no longer a director of TECO after June 19, 2024. The CEO of the Company never received compensation of any kind for his role as director from January of 2023 through June 19, 2024.

The following table summarizes our equity investments in TECO:

Date of Investment	Number of Shares	Cost Basis	Fair Value as of June 30, 2022	Unrealized Gain	Fair Value as of June 30, 2023	Unrealized Loss	Fair Value as of June 30, 2024
November 24, 2022	13,443,875	$7,000,000	$-	$655,601	$7,655,601	$(5,775,569)	$1,880,032
May 24, 2024	15,884,744	3,139,302	-	-	-	(917,932)	2,221,370
Total	29,328,619	$10,139,302	$-	$655,601	$7,655,601	$(6,693,501)	$4,101,402

9.	INVESTMENT INCOME

The following table summarizes our investment income.

	June 30, 2024	June 30, 2023
Interest earned on cash (NOTE 2)	$455,772	$257,661
Interest earned on Treasury Bills (NOTE 2)	1,136,520	559,340
Interest earned on Certificates of Deposit (NOTE 10)	123,881	-
Interest earned on Corporate Bonds (NOTE 7)	54,375	137,994
Interest earned on TECO bond (NOTE 8)	226,094	113,913
Dividends and other	17,332	80,951
Total investment income	$2,013,974	$1,149,859

10.	SHORT TERM INVESTMENTS

On September 12, 2023, the Company invested in a $5,000,000 certificate of deposit (CD), which matured on March 12, 2024. CDs should be reported as part of cash and cash equivalents at cost plus accrued interest if less than 90 days from the purchase date, and on its own line in the financial statements if the purchase is greater than 90 days. The CD has been classified as a short-term investment due to the length of time to maturity at acquisition and was measured using Level 2. The certificate of the deposit matured, and was reinvested. The Company recognized interest income of $123,881 in the financial statements as of June 30, 2024.

11.	COMMITMENTS AND CONTINGENCIES

Effective October 1, 2023, the Company extended its research agreement with the University of Iowa through September 30, 2024. As consideration under the research agreement, the University of Iowa will receive a maximum of $365,493 from the Company in four equal installments of $91,373. The agreement can be terminated by either party upon sixty (60) days prior written notice to the other. As of June 30, 2024, there is a balance due of $274,121 per the agreement.

Effective October 1, 2023, the Company extended its research agreement with the University of Michigan through September 30, 2024. As consideration under the research agreement, the University of Michigan received payments of $223,645 on the $298,194 research agreement. The research agreement was amended for an additional $85,000, which will be paid in four installments. . In the event of early termination by the Sponsor, the Sponsor will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of June 30, 2024, there is a balance due of $120,274 per the agreement.

The Company began renting lab space in February 2022. The lab rental is on a month-to-month basis and is cancellable with a thirty (30) day notice. On April 1, 2024, the Company renewed the space needed for its lab work at a monthly rent of $6,400 per month. Due to the rental being month-to-month, ASC 842 lease accounting is not applicable.

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

12.	DEFERRED TAX BENEFIT

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2021.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amount when the realization is uncertain. Included in the balance at June 30, 2024 and 2023, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended June 30, 2024 and 2023, the Company did not recognize interest or penalties.

At June 30, 2023, the Company had net operating loss carry-forward of approximately $25,304,800, which expires in future years. No tax benefit has been reported in the June 30, 2024 and 2023 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2024 and 2023 due to the following:

	6/30/2024	6/30/2023
Book income (loss)	$(2,075,055)	$204,745
Non-deductible expenses	1,535,200	1,975,885
Depreciation and amortization	3,455	(860)
Valuation Allowance	536,400	(2,179,770)

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of June 30, 2024 and 2023:

	6/30/2024	6/30/2023
Deferred tax assets:
NOL carryover	$(5,314,015)	$(5,163,215)
Research and development	1,009,530	736,330
Related party accrual	9,625	30,125
Deferred tax liabilities:
Depreciation and amortization	(3,095)	(4,485)

Less Valuation Allowance	$4,297,955	$4,401,245

Income tax expense	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forward for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forward may be limited as to use in future years.

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

13.	RELATED PARTY

Shareholders Loan

As of June 30, 2024, the Company reported an accrual associated with the CEO’s prior years’ salary in the amount of $211,750 for the current year, which is recorded in related party accrued expenses. The Company began accruing the salary in 2011 and used the funds for operating expenses. During the period ended December 31, 2022, the accrued salary was reclassified as a loan from the CEO, with an interest rate of five percent (5%). The loan will be repaid with monthly payments of $9,290, including interest and principal over a two-year period. As of June 30, 2024, the principal balance remaining on the loan was $45,829, and interest paid during the year ended June 30, 2024 was $4,558.

Other Related Party Activity

See Note 8 for related party transactions with respect to TECO 2030 A.S.A.. for 2023 and 2024 periods.

14.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2024 and 2023, there were no outstanding convertible promissory notes. All convertible notes were exchanged for Series C Preferred Shares.

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

15.	DERIVATIVE LIABILITIES

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

16.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855 and had the following subsequent events to report.

On September 6, 2024, the Company issued 32,051,283 shares of common stock at a price of $0.0156 per share in the amount of $500,000, pursuant to a purchase notice under the purchase agreement.

On September 13, 2024, the Company issued 37,055,336 shares of common stock at a price of $0.02024 per share in the amount of $750,000, pursuant to a purchase notice under the purchase agreement.

On September 16, 2024, Mark Richardson resigned as a director of SunHydrogen, Inc. Mr. Richardson’s resignation will be effective September 30, 2024. Mr. Richardson’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On September 30, 2024, the Company issued 49,407,115 shares of common stock at a price of $0.02024 per share in the amount of $1,000,000, pursuant to a purchase notice under the purchase agreement.