Form 10-Q
period 2024-09-30
SUNHYDROGEN, INC.
filed 2024-11-13
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of registrant’s common stock outstanding, as of November 7, 2024 was 5,205,759,708.

SUNHYDROGEN, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2024	2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,506,034	$39,044,795
Prepaid expenses	28,843	-
Equity securities, related party	2,613,117	4,101,402

TOTAL CURRENT ASSETS	43,147,994	43,146,197

OTHER ASSETS

PROPERTY & EQUIPMENT
Machinery and equipment	36,830	36,830
Computers and peripherals	11,529	11,529
Vehicle	135,260	135,260
	183,619	183,619
Less: accumulated depreciation	(28,233)	(20,549)

NET PROPERTY AND EQUIPMENT	155,386	163,070

INTANGIBLE ASSETS
Trademark, net of amortization of $856 and $827, respectively	286	315
Patents, net of amortization of $44,550 and 42,909, respectively	56,593	58,234

TOTAL INTANGIBLE ASSETS	56,879	58,549

TOTAL OTHER ASSETS	212,265	221,619

TOTAL ASSETS	$43,360,259	$43,367,816

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other payables	$493,158	$573,127
Accrued expenses	84,524	140,558
Loan payable, related party	9,207	45,829

TOTAL LIABILITIES	586,889	759,514

COMMIMENTS AND CONTINGENCIES (SEE NOTE 9)	-	-

Series C 10% Preferred Stock, 8,851 and 8,851 shares issued and outstanding,
redeemable value of $885,100 and $885,100, respectively	885,100	885,100

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 10,000,000,000 authorized common shares 5,205,759,708 and 5,087,245,974 shares issued and outstanding, respectively	5,205,760	5,087,246
Additional Paid in Capital	130,581,591	128,488,199
Accumulated deficit	(93,899,081)	(91,852,243)

TOTAL SHAREHOLDERS’ EQUITY	41,888,270	41,723,202

TOTAL LIABILITIES, PREFERRED STOCK SUBJECT TO REDEEMPTION AND SHAREHOLDERS’ EQUITY	$43,360,259	$43,367,816

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2024	2023

REVENUE	$-	$-

OPERATING EXPENSES
Selling and Marketing	324	44,000
General and administrative expenses	418,744	504,661
Research and development cost	608,005	439,064
Depreciation and amortization	9,354	11,005

TOTAL OPERATING EXPENSES	1,036,427	998,730

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(1,036,427)	(998,730)

OTHER INCOME/(EXPENSES)
Investment income	479,723	475,609
Dividend expense	(1,306)	(20,929)
Unrealized (gain)/loss on change in fair value of investment, related party	(1,488,285)	285,669
Realized gain(loss) on redemption of marketable securities	-	(188,040)
Interest expense	(543)	(1,691)

TOTAL OTHER INCOME (EXPENSES)	(1,010,411)	550,618

NET INCOME (LOSS)	$(2,046,838)	$(448,112)

BASIC & DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	5,102,454,360	4,861,570,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	-	$-	$1,095,100	4,821,298,283	$4,821,298	$126,889,423	$(81,971,040)	$49,739,681
Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	18,684,057	18,684	225,291	-	243,975
Issuance of common stock upon conversion of Series C Preferred stock	-	-	(210,000)	221,052,632	221,053	(11,053)	-	210,000
Stock compensation expense	-	-	-	-	-	72,481	-	72,481
Net Loss	-	-	-	-	-	-	(448,112)	(448,112)
Balance at September 30, 2023	-	$-	$885,100	5,061,034,972	$5,061,035	$127,176,142	$(82,419,152)	$49,818,025

Balance at June 30, 2024	-	$-	$885,100	5,087,245,974	$5,087,246	$128,488,199	$(91,852,243)	$41,723,202
Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	118,513,734	118,514	2,083,411	-	2,201,925
Stock compensation expense	-	-	-	-	-	9,981	-	9,981
Net Loss	-	-	-	-	-	-	(2,046,838)	(2,046,838)
Balance at September 30, 2024	-	$-	$885,100	5,205,759,708	$5,205,760	$130,581,591	$(93,899,081)	$41,888,270

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	(2,046,838)	(448,112)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	9,354	11,005
Stock based compensation expense for services	9,981	72,481
Loss on redemption of marketable securities	-	188,040
Unrealized (gain)/loss on change in fair value of investment, related party	1,488,285	(285,669)
Change in assets and liabilities :
Prepaid expense	(28,843)	-
Accounts payable	(79,969)	(12,723)
Accrued expenses	(56,034)	212
NET CASH USED IN OPERATING ACTIVITIES	(704,064)	(474,766)

CASH FLOWS FROM INVESTING ACTIVITIES
Marketable securities purchased	-	(72,457,347)
Marketable securities redeemed	-	72,457,347
Purchase of certificate of deposit	-	(5,014,728)
Redemption of short term investments in corporate securities	-	3,000,000
NET CASH USED IN INVESTING ACTIVITIES	-	(2,014,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party note payable	(36,622)	(26,149)
Net proceeds from common stock purchase agreements	2,201,925	243,975
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,165,303	217,826

Net increase (decrease) in cash and cash equivalents	1,461,239	(2,271,668)
Cash and cash equivalents - beginning of period	39,044,795	37,185,989
Cash and cash equivalents - end of period	40,506,034	34,914,321

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$543	$1,691
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Conversion of Series C Preferred shares to common stock	$-	$210,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024

(Unaudited)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ended June 30, 2025. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2024.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The following table provides detail of our cash and cash equivalents.

	September 30, 2024	June 30, 2024
Cash	$30,725,307	$29,365,997
U.S. Treasury bills	9,780,727	9,678,798
Total cash and cash equivalents	$40,506,034	$39,044,795

The U.S. Treasury bills have a credit quality indicator of AA/A.

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of September 30, 2024, the cash balance in excess of the FDIC limits was $38,606,113. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

The Company recognized depreciation expense of $7,684 and $9,306 for the three months ended September 30, 2024 and 2023, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	September 30, 2024	June 30, 2024

Trademark-gross	10 years	$1,142	$1,142
Less accumulated amortization		(856)	(827)
Trademark-net		$286	$315

Patents-gross	15 years	$101,143	$101,143
Less accumulated amortization		(44,550)	(42,909)
Patents-net		$56,593	$58,234

The Company recognized amortization expense of $1,670 and $1,699 for the three months ended September 30, 2024 and 2023, respectively.

Future Amortization Expense

Year	Amount
2025 (remaining)	$5,009
2026	5,009
2027	5,009
2028	4,952
2029	4,923
Thereafter	31,977
$56,879

Impairment of Long-lived Assets

The Company applies the provisions of ASC 360, Property, Plant and Equipment, where applicable to all long-lived assets. ASC 360 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the three months ended September 30, 2024 and 2023, the Company determined no impairment was required.

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the three months ended September 30, 2024 and 2023. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards, if dilutive.

The total potential common shares as of September 30, 2024, include 259,965,911 stock options, 78,095,239 common stock purchase warrants, and 931,684,211 common shares issuable upon conversion of the outstanding 8,851 Series C Preferred shares. Stock options, common stock purchase warrants, and common shares issuable upon conversion of Series C Preferred shares were not included in the calculation of net earnings per share because their impact on income per share is antidilutive.

The total potential common shares as of September 30, 2023, include 218,394,499 stock options, 86,495,239 common stock purchase warrants, and 931,684,211 common shares issuable upon conversion of the outstanding 8,851 Series C Preferred shares. Stock options, common stock purchase warrants, and common shares issuable upon conversion of Series C Preferred shares were not included in the calculation of net earnings per share because their impact on income per share is antidilutive.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of September 30, 2024, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows (See Note 7):

September 30, 2024

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities, related party	$2,613,117	$-	$2,613,117	$-
	$2,613,117	$-	$2,613,117	$-

June 30, 2024

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities, related party	$4,101,402	$-	$4,101,402	$-
	$4,101,402	$-	$4,101,402	$-

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $608,005 and $439,064 for the three months ended September 30, 2024 and 2023, respectively.

Advertising and Marketing

Advertising and marketing cost are expensed as incurred. Total advertising and marketing costs were $324 and $44,000 for the three months ended September 30, 2024 and 2023, respectively.

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

Recently Issued Accounting Pronouncements

Management believes that no recently issued accounting standards, which are not yet effective, would have a material impact on the accompanying unaudited financial statements as of September 30, 2024, if adopted at this time.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

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

The Series C Preferred Stock is presented as mezzanine equity because it is redeemable at a fixed or determinable amount upon an event that is outside of the Company’s control.

During the three months ended September 30, 2023, an investor converted 2,100 preferred shares with a stated value of $210,000, at a conversion price of $0.00095. The preferred shares were converted into 221,052,632 common shares, no gain or loss was recognized in the financial statements.

As of September 30, 2024 and June 30, 2024, the Company had 8,851 shares of Series C Preferred Stock outstanding, respectively. The fair value of the outstanding shares was $885,100, respectively.

4. COMMON STOCK

Three Months Ended September 30, 2024

On November 11, 2022, the Company entered into a Purchase Agreement with an investor for the sale of up to $45,000,000 of shares of common stock. For the three months ended September 30, 2024, the Company issued 118,513,734 shares of common stock for $2,250,000 under the purchase agreement at prices of $0.0156 - $0.02024, pursuant to purchase notices received from the investor. The finance cost of $48,075 was deducted from the gross proceeds received, leaving net proceeds of $2,201,925.

Three Months Ended September 30, 2023

On November 11, 2022, the Company entered into a Purchase Agreement with an investor for the sale of up to $45,000,000 of common stock. For the three months ended September 30, 2023, the Company issued 18,684,057 shares of common stock for $250,000 under the purchase agreement at prices of $0.0126, pursuant to purchase notices received from the investor. The finance cost of $6,025 was deducted from the gross proceeds received, leaving gross proceeds of $243,975.

On September 8, 2023, the Company issued 221,052,632 shares of common stock, upon conversion of 2,100 shares of preferred stock with a face value of $210,000 at an exercise price of $0.00095.

We also recognized $62,500 in stock-based compensation based on grant date fair values and vesting terms of restricted stock unit awards granted in prior periods.

5. STOCK INCENTIVE PLANS

2019 Equity Stock Incentive Plan

On December 17, 2018, the Board of Directors approved and adopted the 2019 Equity Incentive Plan (“the 2019 Plan”), with 300,000,000 shares reserved for issuance. The purpose of the 2019 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain, and reward selected employees and other eligible persons. The awards are performance-based compensation that are granted under the 2019 Plan as incentive stock options (ISO) or nonqualified stock options. The per share exercise price for each option shall not be less than 100% of the fair market value of a share of common stock on the date of grant of the option. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing cost.

As of September 30, 2024, under the 2019 Equity Incentive Plan, there were 285,270,561 stock options and shares issued, with a reserve of 14,729,439.

2022 Equity Stock Incentive Plan

On January 27, 2022, the Company adopted the 2022 Equity Incentive Plan, to enable the Company to attract and retain the types of employees, consultants, and directors who will contribute to the Company’s long-range success. The maximum number of shares of common stock that may be issued under the 2022 Plan is initially 400,000,000. The number of shares will automatically be increased on the first day of the Company’s fiscal year beginning in 2023 so that the total number of shares issuable equals fifteen percent (15%) of the Company’s fully diluted capitalization on the first day of the Company’s fiscal year, unless the Board adopts a resolution providing that the number of shares issuable under the 2022 Plan shall not be so increased.

As of July 1, 2024, the maximum number of shares issuable under the 2022 Equity Incentive Plan was increased to 953,548,700 shares, based on the Company’s fully diluted capitalization of 6,356,991,335. As of September 30, 2024, there were 173,600,000 stock options and shares issued, with a reserve of 779,948,700.

6. STOCK OPTIONS AND WARRANTS

Options

Transactions involving our options are summarized as follows:

			Weighted
			Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at June 30, 2024	266,894,499	$0.0107	$0.011
Granted	-	$-	$-
Canceled/Expired	(6,928,588)	$0.0100	$.0100
Exercised	-	$-	$-
Options outstanding at September 30, 2024	259,965,911	$0.0108	$0.011

Details of our options outstanding as of September 30, 2024, is as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
254,965,911	0.0107	2.90	2.94

Total stock compensation expense related to the options for the three months ended September 30, 2024 and 2023, was $9,981 and $9,981, respectively. As of September 30, 2024 there was approximately $66.5 thousand of unrecognized compensation cost related to the Options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.9 years.

Warrants

Transactions involving our warrants are summarized as follows:

Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at June 30, 2024	78,095,239	$0.121
Granted	-	$-
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at September 30, 2024	78,095,239	$0.121

Details of our warrants outstanding as of September 30, 2024, is as follows:

Warrants Exercisable	Weighted Average Contractual Life of Warrants Outstanding and Exercisable (Years)
78,095,239	1.42

7. EQUITY SECURITIES, RELATED PARTY AND CONVERTIBLE NOTES RECEIVABLE, RELATED PARTY

On November 11, 2022, the Company entered into a subscription agreement with TECO 2030 ASA (“TECO”). TECO is a Norwegian based clean tech company developing zero-emission technology for the maritime and heavy industry. They are developing PEM hydrogen fuel cell stacks and PEM hydrogen fuel cell modules, that enable ships and other heavy-duty applications to become emissions-free. TECO is listed on Euronext Growth on Oslo Stock Exchange under the ticker TECO. Pursuant to the subscription agreement, the Company purchased 13,443,875 shares of TECO stock for an aggregate consideration of $7 million in USD, at an exchange rate of NOK 10.4094. The stocks purchased are adjusted to fair value based on unrealized gain or loss at the end of each period. At the time of this transaction, the Company and TECO became related parties due to the Company owning an 8.3% interest in TECO. Subsequent to the equity purchase, Timothy Young, CEO of the Company, was elected to the board of TECO in January of 2023.

Also, on November 11, 2022 the Company purchased a bond receivable of TECO for a subscription amount of $3 million. The issuance of the bond receivable is through a Tap Issue Addendum to TECO’s secured convertible notes agreement dated June 1, 2022, pursuant to which Nordic Trustee AS is acting as the security agent on behalf of the note holders. The bond receivable would have matured on June 1, 2025, and would have been converted into shares at a rate of NOK 5.0868 per share. The note bore interest at the rate of 8% per annum, which was paid quarterly in arrears. For the three months ended September 30, 2023, the Company recognized interest income of $57,884.

In April of 2024, all investors of TECO bonds received an option to convert their bonds to receive one share for every two NOK. On May 24, 2024 the Company agreed to the terms and conversion, and agreed to receive 15,884,744 shares of TECO stock in exchange for the convertible bond receivable of $3,000,000 and unpaid interest. The bond receivable had a principal amount of NOK 31,228,200, and accrued and unpaid interest up to May 24, 2024 of NOK 541,289, for a total of NOK 31,769,489. The value of the shares converted on May 24, 2024 was $3,139,302 with contributed capital gain on conversion of convertible bond of $85,815 and interest received of $53,487.

On September 10, 2024, after a delay to allow time for legal review and clarification of the investment statements, the bond was returned. Upon receipt of the 15,884,744 shares, the Company owns a total of 29,328,619 shares, which as of September 30, 2024 represents 13.29% of the outstanding shares of TECO.

The CEO of the Company elected to not seek reelection to the board of directors at the annual general meeting in June and is no longer a director of TECO after June 19, 2024. The CEO of the Company never received compensation of any kind for his role as director from January of 2023 through June 19, 2024.

The following table summarizes our equity investments in TECO:

Date of Investment	Number of Shares	Cost Basis	Fair Value as of June 30, 2024	Unrealized Loss	Fair Value as of September 30, 2024
November 24, 2022	13,443,875	$7,000,000	$1,880,032	$(682,211)	$1,197,821
May 24, 2024	15,884,744	3,139,302	2,221,370	(806,074)	1,415,296
Total	29,328,619	$10,139,302	$4,101,402	$(1,488,285)	$2,613,117

8. INVESTMENT INCOME

The following table summarizes our investment income.

	September 30, 2024	September 30, 2023
Interest earned on cash (NOTE 2)	$356,736	$32,826
Interest earned on Treasury Bills (NOTE 2)	121,202	303,336
Interest earned on Certificates of Deposit (NOTE 9)	-	14,728
Interest earned on Corporate Bonds	-	54,375
Interest earned on TECO bond (NOTE 7)	-	57,731
Dividends and other	1,785	12,613
Total investment income	$479,723	$475,609

9. SHORT TERM INVESTMENTS

On September 12, 2023, the Company invested in a $5,000,000 certificate of deposit (CD), which matured on March 12, 2024. CDs should be reported as part of cash and cash equivalents at cost plus accrued interest if less than 90 days from the purchase date, and on its own line in the financial statements if the purchase is greater than 90 days. The CD has been classified as a short-term investment due to the length of time to maturity at acquisition and was measured using Level 2. The CD was reinvested upon maturity. The Company recognized interest income of $14,728 which was reported in the Company’s financial statements as of September 30, 2024.

10. COMMITMENTS AND CONTINGENCIES

Effective October 1, 2023, the Company extended its research agreement with the University of Iowa through September 30, 2024. As consideration under the research agreement, the University of Iowa will receive a maximum of $365,493 from the Company in four equal installments of $91,373. The agreement can be terminated by either party upon sixty (60) days prior written notice to the other. As of September 30, 2024, there is a balance due of $274,120 per the agreement.

Effective October 1, 2023, the Company extended its research agreement with the University of Michigan through September 30, 2024. As consideration under the research agreement, the University of Michigan received payments of $223,645 on the $298,194 research agreement. The research agreement was amended for an additional $85,000, which will be paid in four installments. In the event of early termination by the Sponsor, the Sponsor will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of September 30, 2024, there is a balance due of $40,091 per the agreement.

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

11. RELATED PARTY

Shareholders Loan

During the period ended December 31, 2022, the Company entered into a $211,750 loan with the Company’s CEO for the repayment of accrued salary expense. The loan bears interest of five percent (5%) and will be repaid with monthly payments of $9,290, including interest and principal over a two-year period. As of September 30, 2024 and June 30, 2024, the principal balance remaining on the loan was $9,207 and $45,829, respectively and interest paid during the three months ended September 30, 2024 and 2023 was $536 and $1,721, respectively.

Other Related Party Activity

See Note 7 for related party transactions with respect to TECO 2030 A.S.A.

12. SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855 and had the following subsequent events to report.

On October 14, 2024, David W. Raney was appointed as a director of the Company. Mr. Raney will be eligible to receive compensation for his service as a director that is approved by the Board from time to time and will receive an initial grant of stock options to purchase ten million shares of the Company’s common stock (the “Stock Options”). The Stock Options will be subject to the terms and conditions of the Company’s 2022 Equity Incentive Plan and a stock option agreement. As of the date of this filing, the Board has not yet approved the grant of the Stock Options.

As of market close on November 11, 2024, the fair value of the TECO equity securities held by the Company was $1,209,818, a significant decrease from the fair value as of September 30, 2024 which was $2,613,117.

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

Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” “our,” “SunHydrogen,” or the “Company” refer to SunHydrogen, Inc.

Overview

At SunHydrogen, our goal is to replace fossil fuels with clean, renewable hydrogen.

Hydrogen is the most abundant chemical element in the universe. When hydrogen fuel is used to power transportation and industry, the only byproduct left behind is pure water, unlike hydrocarbon fuels such as oil, coal and natural gas that emit carbon dioxide and other harmful pollutants into the atmosphere. However, naturally occurring elemental hydrogen is rare - so rare, in fact, that today about 95% of hydrogen is produced from steam reforming of natural gas (Source: US Department of Energy, Hydrogen Fuel Basics). This process is both economically and environmentally unsound.

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

Our technology is primarily developed at three laboratories - our independent laboratory in Coralville, Iowa, the SunHydrogen laboratory at the University of Iowa, and the Singh laboratory at University of Michigan.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2024, the amounts reported for cash, investment in affiliate, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2024, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements are disclosed in notes to the financial statements.

Results of Operations for the Three Months ended September 30, 2024 compared to Three Months Ended September 30, 2023

Operating Expenses

Operating expenses for the three months ended September 30, 2024 were $1,036,427, compared to $998,730 for the three months ended September 30, 2023. The net change of $37,697 in operating expenses consisted primarily of an increase in research and development costs offset by decreases in general and administrative expenses and selling and marketing expenses.

Other Income/(Expenses)

Other income and (expenses) for the three months ended September 30, 2024 were $(1,010,411), compared to $550,618 for the three months ended September 30, 2023. The decrease in other income of $1,561,029 was the result of an unrealized loss on the Company’s investment in TECO (Equity securities, related party on the Condensed Balance Sheets) in the current period compared to an unrealized gain in the prior year offset with a realized loss on redemption of marketable securities in the prior year with no similar transactions in the current year.

Net Loss

For the three months ended September 30, 2024, our net loss was $2,046,838, compared to a net loss of $448,112 for the three months ended September 30, 2023. The increase in net loss of $1,598,726 was primarily due to an unrealized loss on the Company’s investment in TECO (Equity securities, related party on the Condensed Balance Sheets) in the current period compared to an unrealized gain in in the prior year. These equity securities are measured at fair value on a recurring basis. In addition, the Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2024, we had working capital of $42,561,105, compared to $42,386,683 as of June 30, 2024. This increase in working capital of $174,422 was primarily due to a decrease in current liabilities.

Cash used in operating activities was $704,064 for the three months ended September 30, 2024, compared to $474,766 for the three months ended September 30, 2023. The net increase of $229,298 in cash used in operating activities was due to increase in increase in the net loss offset an unrealized loss in equity securities, related party in the current period compared to an unrealized gain in equity securities, related party in the prior year. The Company has had no revenues.

Cash used in investing activities during the three months ended September 30, 2024 and September 30, 2023 was $0 and $2,014,728, respectively. The net decrease of $2,014,728 in cash used in investing activities was due to the purchase of certificate of deposits offset by the redemption of short-term investments in corporate securities during the three months ended September 30, 2023 with no similar transactions in the three months ended September 30, 2024.

Cash provided by financing activities during the three months ended September 30, 2024 and September 30, 2023 was $2,165,303 and $217,826, respectively. The net increase of $1,947,477 in cash provided by financing activities was due to increased proceeds from a Purchase Agreement entered with an investor for the sale of up to $45,000,000 of common stock .

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and our Acting CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our Acting CFO concluded that, due to the material weakness described below, our disclosure controls and procedures as of the end of the period covered by this report were not effective to ensure that information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and Acting CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and acting principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this Annual Report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

As of September 30, 2024, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to, nor is any of our property currently the subject of, any material legal proceeding.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on September 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

November 12, 2024	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)