Form 10-Q
period 2024-12-31
SUNHYDROGEN, INC.
filed 2025-02-10
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The number of shares of registrant’s common stock outstanding, as of February 10, 2025 was 5,437,338,655.

SUNHYDROGEN, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2024	2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,631,955	$39,044,795
Prepaid expenses	164,585	-
Equity securities, related party	-	4,101,402

TOTAL CURRENT ASSETS	39,796,540	43,146,197

OTHER ASSETS

PROPERTY & EQUIPMENT
Machinery and equipment	36,830	36,830
Computers and peripherals	11,529	11,529
Vehicle	135,260	135,260
	183,619	183,619
Less: accumulated depreciation	(36,255)	(20,549)

NET PROPERTY AND EQUIPMENT	147,364	163,070

INTANGIBLE ASSETS
Trademark, net of amortization of $885 and $827, respectively	257	315
Patents, net of amortization of $46,191 and 42,909, respectively	54,952	58,234

TOTAL INTANGIBLE ASSETS	55,209	58,549

TOTAL OTHER ASSETS	202,573	221,619

TOTAL ASSETS	$39,999,113	$43,367,816

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other payables	$361,792	$573,127
Accrued expenses	161,497	140,558
Loan payable, related party	-	45,829

TOTAL LIABILITIES	523,289	759,514

COMMIMENTS AND CONTINGENCIES	-	-

Series C 10% Preferred Stock, 6,651 and 8,851 shares issued and outstanding, redeemable value of $665,100 and $885,100, respectively	665,100	885,100

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 10,000,000,000 authorized common shares 5,437,338,655 and 5,087,245,974 shares issued and outstanding, respectively	5,437,339	5,087,246
Additional Paid in Capital	130,743,528	128,488,199
Accumulated deficit	(97,370,143)	(91,852,243)

TOTAL SHAREHOLDERS’ EQUITY	38,810,724	41,723,202

TOTAL LIABILITIES, PREFERRED STOCK SUBJECT TO REDEEMPTION AND SHAREHOLDERS’ EQUITY	$39,999,113	$43,367,816

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling and Marketing	323	-	647	44,000
General and administrative expenses	621,609	497,844	1,040,353	1,002,505
Research and development cost	626,318	756,263	1,234,323	1,195,327
Depreciation and amortization	9,692	10,775	19,046	21,780

TOTAL OPERATING EXPENSES	1,257,942	1,264,882	2,294,369	2,263,612

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(1,257,942)	(1,264,882)	(2,294,369)	(2,263,612)

OTHER INCOME/(EXPENSES)
Investment income	439,645	484,984	919,368	960,593
Dividend expense	(39,565)	(22,591)	(40,871)	(43,520)
Unrealized (gain)/loss on change in fair value of investment, related party	(2,613,117)	(2,224,504)	(4,101,402)	(1,938,835)
Realized gain(loss) on redemption of marketable securities	-	-	-	(188,040)
Interest expense	(83)	(1,714)	(626)	(3,405)

TOTAL OTHER INCOME (EXPENSES)	(2,213,120)	(1,763,825)	(3,223,531)	(1,213,207)

NET INCOME (LOSS)	$(3,471,062)	$(3,028,707)	$(5,517,900)	$(3,476,819)

BASIC & DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC & DILUTED	5,303,929,044	5,069,670,749	5,203,191,703	4,965,620,378

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	-	$-	$1,095,100	4,821,298,283	$4,821,298	$126,889,423	$(81,971,040)	$49,739,681
Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	18,684,057	18,684	225,291	-	243,975
Issuance of common stock upon conversion of Series C Preferred stock	-	-	(210,000)	221,052,632	221,053	(11,053)	-	210,000
Stock compensation expense	-	-	-	-	-	72,481	-	72,481
Net Loss	-	-	-	-	-	-	(448,112)	(448,112)
Balance at September 30, 2023 (unaudited)	-	-	885,100	5,061,034,972	5,061,035	127,176,142	(82,419,152)	49,818,025
Issuance of common stock upon partial conversion of purchase agreement for cash	-			31,779,661	31,780	261,195	-	292,975
Stock compensation expense	-			-	-	72,482	-	72,482
Net Loss	-	-	-	-	-	-	(3,028,707)	(3,028,707)
Balance at December 31, 2023 (unaudited)	-	-	885,100	5,092,814,633	5,092,815	127,509,819	(85,447,859)	47,154,775

Balance at June 30, 2024	-	$-	$885,100	5,087,245,974	$5,087,246	$128,488,199	$(91,852,243)	$41,723,202
Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	118,513,734	118,514	2,083,411	-	2,201,925
Stock compensation expense	-	-	-	-	-	9,981	-	9,981
Net Loss	-	-	-	-	-	-	(2,046,838)	(2,046,838)
Balance at September 30, 2024 (unaudited)	-	-	885,100	5,205,759,708	5,205,760	130,581,591	(93,899,081)	41,888,270
Preferred stock converted to common stock	-	-	(220,000)	231,578,947	231,579	(11,579)	-	220,000
Stock compensation expense	-	-	-	-	-	173,516	-	173,516
Net Loss	-	-	-	-	-	-	(3,471,062)	(3,471,062)
Balance at December 31, 2024 (unaudited)	-	$-	$665,100	5,437,338,655	$5,437,339	$130,743,528	$(97,370,143)	$38,810,724

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	(5,517,900)	(3,476,819)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	19,046	21,780
Stock based compensation expense for services	183,497	144,963
Loss on redemption of marketable securities	-	188,040
Unrealized (gain)/loss on change in fair value of investment, related party	4,101,402	1,938,835
Change in assets and liabilities :
Interest receivable on certificate of deposit	-	(61,200)
Prepaid expense	(164,585)	-
Accounts payable	(211,335)	236,392
Accrued expenses	20,939	59,057
NET CASH USED IN OPERATING ACTIVITIES	(1,568,936)	(948,952)

CASH FLOWS FROM INVESTING ACTIVITIES
Marketable securities purchased	-	(168,733,113)
Marketable securities redeemed	-	164,145,423
Purchase of certificate of deposit	-	(5,000,000)
Purchase of marketable securities unsettled	-	4,587,690
Redemption of short term investments in corporate securities	-	3,000,000
NET CASH USED IN INVESTING ACTIVITIES	-	(2,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party note payable	(45,829)	(52,333)
Net proceeds from common stock purchase agreements	2,201,925	536,950
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,156,096	484,617

Net increase (decrease) in cash and cash equivalents	587,160	(2,464,335)
Cash and cash equivalents - beginning of period	39,044,795	37,185,989
Cash and cash equivalents - end of period	39,631,955	34,721,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$626	$3,406
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Conversion of Series C Preferred shares to common stock	$220,000.00	$210,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

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

SunHydrogen is developing an efficient and cost-effective way to produce green hydrogen using sunlight and any source of water. Just like a solar panel is comprised of multiple cells that generate electricity, our hydrogen panel encases multiple hydrogen generators immersed in water. Each hydrogen generator contains billions of electroplated nanoparticles, autonomously splitting water into hydrogen and oxygen. We believe our technology has the potential to be one of – if not the most – economical green hydrogen solutions: Unlike traditional water electrolysis for hydrogen, our process requires no external power other than sunlight and uses efficient and low-cost materials.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ended June 30, 2025. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2024.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The following table provides detail of our cash and cash equivalents.

	December 31, 2024	June 30, 2024
Cash	$29,630,222	$29,365,997
U.S. Treasury bills	10,001,733	9,678,798
Total cash and cash equivalents	$39,631,955	$39,044,795

The U.S. Treasury bills have a credit quality indicator of AA/A.

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of December 31, 2024, the cash balance in excess of the FDIC limits was $37,834,640. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated using straight line over their estimated useful lives.

Computers and peripheral equipment	5 Years
Vehicle	5 Years

The Company recognized depreciation expense of $15,706 and $18,411 for the six months ended December 31, 2024 and 2023, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	December 31, 2024	June 30, 2024

Trademark-gross	10 years	$1,142	$1,142
Less accumulated amortization		(885)	(827)
Trademark-net		$257	$315

Patents-gross	15 years	$101,143	$101,143
Less accumulated amortization		(46,191)	(42,909)
Patents-net		$54,952	$58,234

The Company recognized amortization expense of $3,340 and $3,369 for the six months ended December 31, 2024 and 2023, respectively.

Future Amortization Expense

Year	Amount
2025 (remaining)	$3,340
2026	6,622
2027	6,622
2028	6,650
2029	6,565
Thereafter	25,410
$55,209

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the six months ended December 31, 2024 and 2023, the Company determined no impairment was required.

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the three and six months ended December 31, 2024 and 2023. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards, if dilutive.

The total potential common shares as of December 31, 2024, include 255,465,911 stock options, 78,095,239 common stock purchase warrants, and 700,105,263 common shares issuable upon conversion of the outstanding 6,651 Series C Preferred shares. Stock options, common stock purchase warrants, and common shares issuable upon conversion of Series C Preferred shares were not included in the calculation of net earnings per share because their impact on income per share is antidilutive.

The total potential common shares as of December 31, 2023, include 218,394,499 stock options, 86,495,239 common stock purchase warrants, and 931,684,211 common shares issuable upon conversion of the outstanding 8,851 Series C Preferred shares. Stock options, common stock purchase warrants, and common shares issuable upon conversion of Series C Preferred shares were not included in the calculation of net earnings per share because their impact on income per share is antidilutive.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of December 31, 2024, the amounts reported for cash, accounts payable and other payables, and accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows (See Note 7):

December 31, 2024

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities, related party	$-	$-	$-	$-
	$-	$-	$-	$-

June 30, 2024

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities, related party	$4,101,402	$-	$4,101,402	$-
	$4,101,402	$-	$4,101,402	$-

As of December 31, 2024, the Equity securities, related party had a fair value of $0 which was measured using a level 3 input due to the underlying securities no longer trading on an active stock exchange (See Note 7).

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $1,234,323 and $1,195,327 for the six months ended December 31, 2024 and 2023, respectively.

Advertising and Marketing

Advertising and marketing cost are expensed as incurred. Total advertising and marketing costs were $647 and $44,000 for the six months ended December 31, 2024 and 2023, respectively.

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

Recently Issued Accounting Pronouncements

Management believes that no recently issued accounting standards, which are not yet effective, would have a material impact on the accompanying unaudited financial statements as of December 31, 2024, if adopted at this time.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

3.	PREFERRED STOCK

Series C Preferred Stock

On December 15, 2021, the Company filed a certificate of designation of Series C Preferred Stock with the Secretary of State of Nevada, designating 17,000 shares of preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $100 and is convertible into shares of common stock of the Company at a conversion price of $0.00095. The Series C Preferred Stock holders are entitled to receive out of any funds and assets of the Company legally available prior and in preference to any declaration or payment of any dividend on the common stock of the Company, cumulative dividends, at an annual rate of 10% of the stated value, payable in cash or shares of common stock. In the event the Company declares or pays a dividend on its shares of common stock (other than dividend payable in shares of common stock), the holders of Series C Preferred Stock will also be entitled to receive payment of such dividend on an as--converted basis. The Series C Preferred Stock confers no voting rights on holders, except with respect to matters that materially and adversely affect the voting powers, rights or preferences of the Series C Preferred Stock or as otherwise required by applicable law. Upon liquidation, dissolution and winding up of the Company, the holders of Series C Preferred Stock will be entitled to receive, before any payments will made or any assets distributed to the holders of the common stock, the stated value of the Series C Preferred Shares plus any declared but unpaid dividends. No other current or future equity holders of the Company will have higher priority of liquidation preference than holders of Series C Preferred Stock.

The Series C Preferred Stock is presented as mezzanine equity because it is redeemable at a fixed or determinable amount upon an event that is outside of the Company’s control.

During the six months ended December 31, 2024, an investor converted 2,200 preferred shares with a stated value of $220,000, at a conversion price of $0.00095, into 231,578,947 common shares. No gain or loss was recognized in the financial statements.

During the six months ended December 31, 2023, an investor converted 2,100 preferred shares with a stated value of $210,000, at a conversion price of $0.00095, into 221,052,632 common shares. No gain or loss was recognized in the financial statements.

As of December 31, 2024 and June 30, 2024, the Company had 6,651 and 8,851 shares of Series C Preferred Stock outstanding, respectively. The fair value of the outstanding shares was $665,100 and $885,100, respectively.

4.	COMMON STOCK

Six Months Ended December 31, 2024

On November 11, 2022, the Company entered into a Purchase Agreement with an investor for the sale of up to $45,000,000 of shares of common stock. For the six months ended December 31, 2024, the Company issued 118,513,734 shares of common stock for $2,250,000 under the purchase agreement at prices of $0.0156 - $0.02024, pursuant to purchase notices received from the investor. The finance cost of $48,075 was deducted from the gross proceeds received, leaving net proceeds of $2,201,925.

On November 22, 2024, the Company issued 231,578,947 shares of common stock, upon conversion of 2,200 shares of preferred stock with a stated value of $220,000 at a conversion price of $0.00095.

Six Months Ended December 31, 2023

On November 11, 2022, the Company entered into a Purchase Agreement with an investor for the sale of up to $45,000,000 of common stock. For the six months ended December 31, 2023, the Company issued 50,463,718 shares of common stock for $550,000 under the purchase agreement at prices of $0.0094 - $0.0134, pursuant to purchase notices received from the investor. The finance cost of $13,050 was deducted from the gross proceeds received, leaving gross proceeds of $536,950.

On September 8, 2023, the Company issued 221,052,632 shares of common stock, upon conversion of 2,100 shares of preferred stock with a stated value of $210,000 at a conversion price of $0.00095.

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

As of December 31, 2024, under the 2019 Equity Incentive Plan, there were 285,270,561 stock options and shares issued, with 14,729,439 shares remaining available for issuance.

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

As of July 1, 2024, the maximum number of shares issuable under the 2022 Equity Incentive Plan was increased to 953,548,700 shares, based on the Company’s fully diluted capitalization of 6,356,991,335. As of December 31, 2024, there were 448,600,000 stock options and shares issued, with 504,948,700 shares remaining available for issuance.

6.	STOCK OPTIONS AND WARRANTS

Options

Transactions involving our options are summarized as follows:

			Weighted
		Weighted	Average
		Average	Grant-Date
	Number of	Exercise	Per Share
	Options	Price	Fair Value
Options outstanding at June 30, 2024	266,894,499	$0.011	$0.011
Granted	275,000,000	$0.017	$0.013
Canceled/Expired	(6,928,588)	$0.010	$0.010
Exercised	-	$-	$-
Options outstanding at December 31, 2024	534,965,911	$0.0139	$0.012

Details of our options outstanding as of December 31, 2024, is as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
255,465,911	0.011	2.15	4.85

Total stock compensation expense related to the options for the six months ended December, 2024 and 2023, was $183,497 and $144,963, respectively. As of December 31, 2024 there was approximately $3.5 million of unrecognized compensation cost related to the Options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.41 years.

Warrants

Transactions involving our warrants are summarized as follows:

		Weighted
	Number of Shares	Average Exercise Price
Warrants outstanding at June 30, 2024	78,095,239	$0.121
Issued	-	$-
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at December 31, 2024	78,095,239	$0.121

Details of our warrants outstanding as of December 31, 2024, is as follows:

Warrants Exercisable	Weighted Average Contractual Life of Warrants Outstanding and Exercisable (Years)
78,095,239	1.17

7. EQUITY SECURITIES, RELATED PARTY

On November 11, 2022, the Company entered into a subscription agreement with TECO 2030 ASA (“TECO”). TECO was a Norwegian based clean tech company developing zero-emission technology for the maritime and heavy industry. They were developing PEM hydrogen fuel cell stacks and PEM hydrogen fuel cell modules, that enable ships and other heavy-duty applications to become emissions-free. TECO was listed on Euronext Growth on Oslo Stock Exchange under the ticker TECO. Pursuant to the subscription agreement, the Company purchased 13,443,875 shares of TECO stock for an aggregate consideration of $7 million in USD, at an exchange rate of NOK 10.4094. The shares purchased are adjusted to fair value based on unrealized gain or loss at the end of each period. At the time of this transaction, the Company and TECO became related parties due to the Company owning an 8.3% interest in TECO. Subsequent to the equity purchase, Timothy Young, CEO of the Company, was elected to the board of TECO in January of 2023.

Also, on November 11, 2022 the Company purchased a bond receivable of TECO for a subscription amount of $3 million. The issuance of the bond receivable was through a Tap Issue Addendum to TECO’s secured convertible notes agreement dated June 1, 2022, pursuant to which Nordic Trustee AS was acting as the security agent on behalf of the note holders. The bond receivable would have matured on June 1, 2025, and would have been converted into shares at a rate of NOK 5.0868 per share. The note bore interest at the rate of 8% per annum, which was paid quarterly in arrears. For the six months ended December 31, 2023, the Company recognized interest income of $114,652.

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

On September 10, 2024, after a delay to allow time for legal review and clarification of the investment statements, the bond was returned. Upon receipt of the 15,884,744 shares, the Company owned a total of 29,328,619 shares, which as of September 30, 2024 represented approximately 13.29% of the outstanding shares of TECO.

The CEO of the Company elected to not seek reelection to the board of directors at the annual general meeting in June and is no longer a director of TECO after June 19, 2024. The CEO of the Company never received compensation of any kind for his role as director from January of 2023 through June 19, 2024.

During December 2024, it came to the Company’s attention that TECO filed for bankruptcy and their shares were suspended from trading on the Euronext Growth on Oslo Stock Exchange. In January 2025, TECO was delisted. Based on these events, the Company determined the fair value of their shares was $0 as of December 31, 2024.

On December 17, 2024, the Company entered a share allocation agreement with TECO HOLDING AS, in which Bacchus AS (“Newco” and a wholly owned subsidiary of TECO HOLDINGS AS) intends to acquire the shares and other assets owned by TECO 2030 ASA. TECO HOLDINGS AS then agreed to transfer shares in Newco equal to 13.32% of the total shares of Newco to the Company free of charge, encumbrances, and other liens. Concurrently with the transfer of shares under the allocation agreement, a representative of the Company shall, whenever preferred, be appointed to the board of directors of Newco. As of December 31, 2024, due to Newco recently being formed and there being no readily determinable fair value, the Company determined the fair value of the Newco shares was $0.

The following table summarizes our equity investments in TECO:

Date of Investment	Number of Shares	Cost Basis	Fair Value as of June 30, 2024	Unrealized Loss	Fair Value as of December 31, 2024
November 24, 2022	13,443,875	$7,000,000	$1,880,032	$(1,880,032)	$-
May 24, 2024	15,884,744	3,139,302	2,221,370	(2,221,370)	-
Total	29,328,619	$10,139,302	$4,101,402	$(4,101,402)	$-

8.	INVESTMENT INCOME

The following table summarizes our investment income.

	December 31, 2024	December 31, 2023
Interest earned on cash (NOTE 2)	$675,207	$52,468
Interest earned on Treasury Bills (NOTE 2)	240,475	664,157
Interest earned on Certificates of Deposit (NOTE 9)	-	61,200
Interest earned on Corporate Bonds	-	54,375
Interest earned on TECO bond (NOTE 7)	-	114,652
Dividends and other	3,686	13,741
Total investment income	$919,368	$960,593

9.	SHORT TERM INVESTMENTS

On September 12, 2023, the Company invested in a $5,000,000 certificate of deposit (CD), which matured on March 12, 2024. CDs should be reported as part of cash and cash equivalents at cost plus accrued interest if less than 90 days from the purchase date, and on its own line in the financial statements if the purchase is greater than 90 days. The CD has been classified as a short-term investment due to the length of time to maturity at acquisition and was measured using Level 2. The CD was reinvested upon maturity. The Company recognized interest income of $61,200 which was reported in the Company’s financial statements as of December 31, 2023.

10.	COMMITMENTS AND CONTINGENCIES

Effective October 1, 2024, the Company extended its research agreement with the University of Iowa through September 30, 2025. As consideration under the research agreement, the University of Iowa will receive a maximum of $302,459 from the Company in four equal installments of $75,615. The agreement can be terminated by either party upon sixty (60) days prior written notice to the other. As of December 31, 2024, there is a balance due of $75,615 per the agreement.

Effective October 1, 2024, the Company extended its research agreement with the University of Michigan through September 30, 2025. As consideration under the research agreement, the University of Michigan will receive a maximum of $252,246 from the Company. In the event of early termination by the Sponsor, the Sponsor will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of December 31, 2024, there is a balance due of $63,062 per the agreement and $40,091 per the prior amended research agreement for a total of $103,153.

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

Shareholders Loan

During the period ended December 31, 2022, the Company entered into a $211,750 loan with the Company’s CEO for the repayment of accrued salary expense. The loan bore interest of five percent (5%) and was to be repaid with monthly payments of $9,290, including interest and principal over a two-year period. As of December 31, 2024 and June 30, 2024, the principal balance remaining on the loan was $0 and $45,829, respectively and interest paid during the six months ended December 31, 2024 and 2023 was $620 and $3,405, respectively.

Other Related Party Activity

See Note 7 for related party transactions with respect to TECO 2030 A.S.A. and Newco.

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

Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” “our,” “SunHydrogen” or the “Company” refer to SunHydrogen, Inc.

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

Additionally, in parallel to the ongoing development of our own technology, we may begin pursuing synergistic strategic investments in the hydrogen space. SunHydrogen is committed to furthering renewable hydrogen technology to grow the hydrogen ecosystem, and we are actively pursuing opportunities for investment and acquisition of complimentary hydrogen technologies.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2024, the amounts reported for cash, investment in affiliate, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the six months ended December 31, 2024, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements are disclosed in notes to the financial statements.

Results of Operations for the Three Months ended December 31, 2024 compared to Three Months Ended December 31, 2023

Operating Expenses

Operating expenses for the three months ended December 31, 2024 were $1,257,942, compared to $1,264,882 for the three months ended December 31, 2023. The net change of $6,940 in operating expenses consisted primarily of increases in general and administrative expenses offset by decreases in research and development costs.

Other Income/(Expenses)

Other income and (expenses) for the three months ended December 31, 2024 were $(2,213,120), compared to $(1,763,825) for the three months ended December 31, 2023. The decrease in other income of $449,295 was the result of a larger unrealized loss on the Company’s investment in TECO (Equity securities, related party on the Condensed Balance Sheets) in the current period compared to in the prior year and a decrease in investment income in the current period compared to the prior year.

Net Loss

For the three months ended December 31, 2024, our net loss was $3,471,062, compared to a net loss of $3,028,707 for the three months ended December 31, 2023. The increase in net loss of $442,355 was primarily due to an increase in the unrealized loss on the Company’s investment in TECO (Equity securities, related party on the Condensed Balance Sheets) in the current period compared to the prior year. These equity securities are measured at fair value on a recurring basis. In addition, the Company has not generated any revenues.

Results of Operations for the Six Months ended December 31, 2024 compared to Six Months Ended December 31, 2023

Operating Expenses

Operating expenses for the six months ended December 31, 2024 were $2,294,369, compared to $2,263,612 for the six months ended December 31, 2023. The net change of $30,757 in operating expenses consisted primarily of an increase in research and development costs and general and administrative expenses partially offset by decreases in selling and marketing expenses.

Other Income/(Expenses)

Other income and (expenses) for the six months ended December 31, 2024 were $(3,223,531), compared to $(1,213,207) for the six months ended December 31, 2023. The decrease in other income of $2,010,324 was primarily the result of a larger unrealized loss on the Company’s investment in TECO (Equity securities, related party on the Condensed Balance Sheets) in the current period compared to the prior year partially offset by a realized loss on redemption of marketable securities in the prior year with no similar transactions in the current year.

Net Loss

For the six months ended December 31, 2024, our net loss was $5,517,900, compared to a net loss of $3,476,819 for the six months ended December 31, 2023. The increase in net loss of $2,041,081 was primarily due to an increase in the unrealized loss on the Company’s investment in TECO (Equity securities, related party on the Condensed Balance Sheets) in the current period compared to the prior year. These equity securities are measured at fair value on a recurring basis. In addition, the Company has not generated any revenues.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2024, we had working capital of $39,273,251, compared to $42,386,683 as of June 30, 2024. This decrease in working capital of $3,113,432 was primarily due to a decrease in equity securities, related party.

Cash used in operating activities was $1,568,936 for the six months ended December 31, 2024, compared to $948,952 for the six months ended December 31, 2023. The net increase of $619,984 in cash used in operating activities was due to increases in the net loss, prepaid expenses, accounts payable, and decrease in loss on redemption of marketable securities offset by an increase in unrealized loss in equity securities, related party. The Company has had no revenues.

Cash used in investing activities during the six months ended December 31, 2024 and December 31, 2023 was $0 and $2,000,000, respectively. The net decrease of $2,000,000 in cash used in investing activities was due to the purchase of certificate of deposits offset by the redemption of short-term investments in corporate securities during the six months ended December 31, 2023 with no similar transactions in the six months ended December 31, 2024.

Cash provided by financing activities during the six months ended December 31, 2024 and December 31, 2023 was $2,156,096 and $484,617, respectively. The net increase of $1,671,479 in cash provided by financing activities was due to increased proceeds from a Purchase Agreement entered with an investor for the sale of up to $45,000,000 of common stock.

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

Our management, including our principal executive officer and acting principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

As of December 31, 2024, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

February 10, 2025	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young
Chief Executive Officer and
Acting Chief Financial Officer
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)