Form 10-K
period 2025-06-30
SUNHYDROGEN, INC.
filed 2025-09-15
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the registrant as of the last business day of its most recently completed second fiscal quarter was approximately $122.8 million.

The number of shares of registrant’s common stock outstanding, as of September 12, 2025 was 5,438,414,015.

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

SunHydrogen is developing an efficient and cost-effective way to produce truly renewable hydrogen using sunlight and any source of water. Our innovative solar hydrogen technology uses abundant and low-cost materials, requires no external power other than sunlight, and is designed with scalability in mind. Its core components include a substrate, photovoltaic layers, stabilization coatings, and catalysts that integrate to split water molecules into renewable hydrogen and oxygen. Just like a solar panel is comprised of multiple cells that generate electricity, our hydrogen panel encases multiple hydrogen reactors immersed in water. Each hydrogen generator autonomously splits water into hydrogen and oxygen. We believe our technology has the potential to be one of – if not the most – economical renewable hydrogen solutions: Unlike traditional water electrolysis for hydrogen, our process requires no external power other than sunlight and uses efficient and commercial-proven materials.

We believe renewable hydrogen has already proven itself to be a key solution in helping the world meet climate targets, and we believe our technology potentially offers solutions to the challenges that the hydrogen future presents, including the cost of production and transportation. Many fossil fuel-based hydrogen producers rely on transporting their product over long distances, a process that carries both a high carbon footprint and substantial capital costs. The SunHydrogen solution is fully self-contained, offering on-site solar hydrogen generation and local distribution that eliminates production and transport-related carbon footprint altogether and significantly reduces the capital investment required for transport and delivery.

Additionally, because our process directly uses the electrical charges created by sunlight to generate hydrogen, our technology does not rely on grid power or require the costly power electronics that conventional electrolyzers do.

With a target cost of $2.50/kg., we believe our solution has the potential to clear a path for renewable hydrogen to compete with natural gas hydrogen and gain mass market acceptance as a true replacement for fossil fuels.

Led by Chief Technology Officer and University of Iowa Associate Professor, Dr. Syed Mubeen (who previously served as our Chief Scientific Officer) and Director of Technology Dr. Joun Lee, our Iowa team continues to focus on developing tandem photoelectrosynthetic heterostructures (nanoparticle-based tandem semiconductor units) and evaluating their manufacturability at scales suitable for commercialization. Over the past year, the team has dedicated efforts to improving the performance and scaling up of our nanoparticle-based hydrogen generators.

Our technology is primarily developed at our independent laboratory in Coralville, Iowa. These development efforts are further supported through sponsored research agreements with the University of Iowa and the University of Michigan, as well as collaborations with specialized industrial partners and consultants.

In parallel, we have been actively executing on a new methodology that utilizes commercially available, mass-produced thin-film solar cells and modules. These are re-engineered with our proprietary hydrogen module design to enhance fault tolerance and increase hydrogen production efficiency. While this approach is based on principles similar to our nanoparticle technology, it leverages a mature manufacturing platform, enabling a potentially faster market entry.

SunHydrogen remains fully committed to our patented nanoparticle-based approach to renewable hydrogen production. However, this new methodology, which aligns closely with our nanoparticle technology, benefits from an established manufacturing base. Our core mission remains the replacement of fossil fuel-derived hydrogen with truly renewable hydrogen.

In 2024-2025, our Iowa team achieved significant milestones in advancing our renewable hydrogen production technology toward commercialization. These accomplishments span both our nanoparticle-based tandem semiconductor units and our innovative approach using thin-film solar cells and modules.

Nanoparticle-Based Tandem Semiconductor Units:

●	Validated Manufacturability at Scale: Successfully validated the manufacturability of our nanoparticle-based substrates at 100 cm² scales. These results were achieved at our Iowa labs and reproduced at the SCHMID Group through the NanoPEC project, confirming that our nanoparticle technology can be scaled.

●	Optimization of Plating Recipe for Second Junction Units: Developed and optimized an electroplating recipe for the semiconductor units in the second junction, resulting in best-in-class devices demonstrating photovoltages greater than 0.9 V and short-circuit current densities exceeding 20 mA/cm². This advancement in the second junction significantly boosts overall device performance.

●	Enhanced Photovoltage Achievement: Established manufacturing processes for the first and second semiconductor junctions, together achieving combined open-circuit photovoltages exceeding 1.8 V. This total photovoltage is about 1.5 times higher than the 1.23 V required to split water, providing a substantial margin to overcome any system losses and ensuring efficient hydrogen production.

●	Demonstrated Stability Under Accelerated Conditions: Showed stable performance of the nanoparticle semiconductor units for over 100 hours under continuous 1-sun illumination at elevated temperatures, as verified by Fraunhofer through the NanoPEC project. These accelerated tests (equivalent to ~1000 hours under normal conditions) indicate the potential for significantly longer operational lifespans under standard use.

●	Utilization of High-Throughput Catalyst Coating Equipment: Utilizing high-throughput catalyst coating equipment, we scaled up catalyst deposition to substrate areas up to 1000 cm². In collaboration with Heraeus, we demonstrated that our water-splitting catalysts (for hydrogen and oxygen evolution) can achieve a combined overpotential of 350 mV or lower at 10 mA/cm², enabling hydrogen and oxygen generation at cell potentials below 1.6 V – well within the 1.8 V provided by our semiconductor units, leaving room for even higher performance.

●	Collaboration with COTEC for Scale-Up: Collaborating with COTEC, we worked to scale up and enable high-throughput production of nanoparticle semiconductor units. The goal is to replicate our lab-scale performance at areas ≥100 cm² with a manufacturing yield above 90%. COTEC also demonstrated scaled-up production of our oxygen evolution reaction (OER) catalysts, which will be integrated into these larger semiconductor units to maintain efficiency at scale.

Thin-Film Solar Cell-Based Hydrogen Modules:

●	Development of a Transformative Hydrogen Module Design: Successfully developed a hydrogen module design that adapts a commercial thin-film photovoltaic (PV) module into a water-splitting hydrogen panel without altering the existing manufacturing process. This innovation means standard PV production lines can manufacture both traditional solar panels and our hydrogen-generating panels interchangeably, streamlining production and reducing costs.

●	Successful Scaled-up Fabrication of Hydrogen Modules: In collaboration with our partner CTF Solar, we implemented the above design and fabricated initial hydrogen modules with a 100 cm² active area. These proof-of-concept thin-film based modules confirmed the design’s feasibility and set the stage for scaling up module size.

●	Achieved Stable Operation and High Solar-to-Hydrogen Efficiency: Developed stabilization schemes and integrated protective catalyst layers that allow our thin-film hydrogen modules to operate stably at solar-to-hydrogen conversion efficiencies exceeding 10% in small-area (100 cm²) tests. Notably, even after scaling up tenfold, our larger 1200 cm² modules demonstrated ~9% efficiency, the highest reported for a hydrogen module of this size, with the efficiency remaining close to 10%. These larger modules also maintained stable performance across a broad temperature range (5°C to 40°C) during testing, underscoring the robustness of our design in varying environmental conditions.

●	Completion of 1 m² Prototype Demonstration: Successfully constructed and demonstrated a 1 m² hydrogen panel prototype composed of nine 1,200 cm² thin-film modules (manufactured in collaboration with CTF Solar). This proof-of-concept system, showcased in a January demonstration video, produced hydrogen using only sunlight and water, confirming the viability of our technology at a commercially relevant panel size and validating our approach to modular scale-up.

●	Introduction of Commercial-Size 1.92 m² Module: We designed, built, and unveiled a 1.92 m² hydrogen reactor module at the Hydrogen Technology Expo in Houston, Texas. This 21-square-foot prototype – our largest single-module device to date, was then demonstrated producing hydrogen at our Iowa labs in real time from sunlight and water. The successful debut of a commercial-PV sized panel confirms that our hydrogen modules can be manufactured on existing solar panel production lines without modification, and it represents a major milestone toward decentralizing renewable hydrogen production at scale.

Additional accomplishments that span both nanoparticle-based and thin film-based hydrogen modules include:

●	Advanced Housing Unit: Developed a novel panel housing design (in collaboration with SunHydrogen consultants Prof. Nirala Singh, Prof. Kazunari Domen, Dr. Hiroshi Nishiyama, and Dr. Taro Yamada) for both nanoparticle-based and thin-film modules. This design enables the production and separate collection of hydrogen (H₂) and oxygen (O₂) gases without the need for expensive ion-exchange membranes, thereby reducing system cost and complexity. This membrane-free approach was recently validated as a first-of-its-kind method, confirming effective hydrogen/oxygen separation in a working system without using a membrane.

●	Joint Validation and Testing: We engaged in extensive third-party evaluation of both technology pathways. At Honda R&D’s facilities in Tochigi, Japan, our integrated hydrogen modules (including 100 cm² and 1,200 cm² units) were tested under real-world on-sun conditions, providing critical validation of their performance. We also validated our 1200 cm2 units in simulated sunlight for various operating temperatures and electrolyte conditions at the University of Tokyo labs using their state-of-the-art solar simulator system. In parallel, through the EU-sponsored NanoPEC project led by Fraunhofer CSP, our partners are conducting long-term stability testing of the nanoparticle-based semiconductor units – including the development of specialized LED solar simulator stands and outdoor test benches – to ensure these reactors maintain performance over extended operation under use conditions. These rigorous evaluations are essential to verify performance, durability, and scalability, ensuring our technologies meet the highest standards prior to commercialization.

●	Pilot Plant Engineering and Scale-Up: Contracted The Process Group (TPG Engineers) to carry out the front-end engineering design for a pilot-scale renewable hydrogen production plant exceeding 25 m² of active area. Building on our successful 1 m² multi-module demonstration, this pilot design calls for approximately fifteen interconnected PEC panels (each ~1.92 m²) integrated with full balance-of-system infrastructure. TPG’s engineering scope includes the integration of our PEC modules with fluid circulation systems, mechanical and electrical interconnections, and gas handling for hydrogen/oxygen, as well as completing Hazard and Operability (HAZOP) safety studies. This detailed design is completed and will serve as the blueprint for constructing our first multi-panel hydrogen generation system and establishes a framework for future scale-up to “hydrogen farms” of hundreds of panels.

●	Collaboration with UT Austin for 30 m² Pilot Deployment: Entered a collaboration with the University of Texas at Austin’s Center for Electromechanics (UT-CEM) to deploy and operate a >30 m² solar-to-hydrogen pilot system at UT-CEM’s Hydrogen ProtoHub research facility. The planned pilot plant will feature sixteen 1.92 m² photoelectrochemical reactor panels – the same modular design showcased in Houston – arranged in a modular, scalable configuration for a combined active area of over 30 m². Following installation and commissioning, the system will operate for six months under real-world conditions at the ProtoHub, allowing us to collect comprehensive performance and durability data in an environment that mirrors commercial use. This pilot deployment represents a pivotal step toward commercializing our technology, providing invaluable insights that will guide the design of full-scale, decentralized hydrogen production systems in the future.

Outside of our central research and development hub in Iowa and our work with the University of Iowa and the University of Michigan, we have further expanded our industrial partnerships across the U.S., Germany, South Korea, and Japan.

Our current industrial partners include Honda R&D Co., Ltd.; CTF Solar GmbH; The Process Group, LLC (TPG Engineers); the National Renewable Energy Laboratory (NREL); COTEC Corp.; Geomatec; SCHMID Group; Heraeus; Strategic Analysis, Inc.; and the Project NanoPEC consortium led by Fraunhofer CSP together with WAVELABS, ECH Elektrochemie Halle, Zahner-Elektrik, and Helmholtz-Zentrum Berlin. During 2025 we engaged TPG Engineers for front-end engineering design (FEED) of a >25 m² pilot plant, and we entered a collaboration with the University of Texas at Austin – Center for Electromechanics (UT-CEM) to host and operate a >30 m² multi-panel pilot system. We also continued third-party validation and testing, including large-area efficiency testing with the University of Tokyo and on-sun rooftop testing with Honda R&D. Our formal joint development agreements with Honda R&D and CTF Solar announced in 2024 remain in effect.

Honda R&D Co. Ltd is our housing unit and balance of system partner.

With CTF Solar, our thin film PV module production partner, we are working to integrate their commercial solar cell modules into our technology for renewable hydrogen production.

The Process Group, LLC (TPG Engineers), are Front-End Engineering Design (FEED) partner for a >25 m² pilot; scope includes PEC-module integration, fluid circulation, mechanical interconnections, H₂/O₂ gas handling, and a HAZOP study.

University of Texas at Austin, Center for Electromechanics (UT-CEM), are our pilot host/operator for the first large-scale, multi-panel system: sixteen 1.92 m² PEC hydrogen reactors (>30 m² active area) at UT-CEM’s Hydrogen ProtoHub, with ~6-month operation after commissioning.

COTEC is a production partner for our PAH (Photoelectrosynthetically Active Heterostructures) nanoparticle technology, and Geomatec is a PAH substrate processing partner.

The National Renewable Energy Laboratory (NREL) is our thin film PV cell design partner.

Project NanoPEC has brought us together with a group of six partners at the cutting edge of industry and science in Germany working to accelerate the commercialization of our technology. These partners include the Fraunhofer Center for Silicon Photovoltaics, WAVELABS Solar Metrology Systems GmbH , ECH Elektrochemie Halle GmbH , Zahner-Elektrik , Helmholtz-Zentrum Berlin, and SCHMID Group. SCHMID Group is an additional manufacturing partner.

In addition to Honda R&D Co. Ltd, efforts on our hydrogen reactor housing design are led by consultants Prof. Kazunari Domen, Dr. Hiroshi Nishiyama, Dr. Taro Yamada, and Prof. Nirala Singh.

We are working with Heraeus for catalyst optimization, and lastly, we are working with Strategic Analysis to conduct robust techno-economic analysis of our process.

Finally, while we remain dedicated to our primary goal of developing our technology to commercialization, we are also passionate about furthering the renewable hydrogen ecosystem through investment in, and acquisition of, complementary hydrogen technologies.

SunHydrogen is a shareholder in Norway-based TECO Fuel Cell Technology (formerly TECO 2030), a company that has demonstrated both innovation and resilience in its mission to accelerate the global transition to zero-emission energy.

In 2024, TECO navigated a restructuring, supported by AVL, prior management, and its joint-venture partner in India. The newly reestablished entity, headquartered in Oslo now operates under a licensing model with industrial partners—preserving core technology while optimizing operational efficiency.

TECO has achieved notable technical milestones. Its fuel cell stacks were deployed in AVL’s DemoTruck prototype—a class 8, 40-ton vehicle unveiled at the Vienna Motor Symposium—showcasing applicability in heavy-duty land transport, Meanwhile, TECO’s marine fuel cell module has undergone full-power testing at AVL’s test facility in Graz, Austria—successfully reaching stable, maximum output and positioning it as the world’s most powerful marine fuel cell system.

In addition to its long-standing collaboration with AVL, TECO Fuel Cell Technology has entered into a strategic partnership with India-based Advite Infratec, unlocking new market opportunities. The company is also expanding into on-site power generation, which aligns closely with SunHydrogen’s renewable hydrogen production technology. Together, this synergy may pave the way for integrated remote power system solutions—delivering localized, resilient, and sustainable energy where grid access is limited.

SunHydrogen believes that, if successfully implemented, the combination of its renewable hydrogen production systems and TECO Fuel Cell Technology’s advanced fuel cell platforms could enable meaningful synergies—supporting the development of clean, reliable, and cost-effective energy ecosystems in key markets worldwide.

Our Technology

Technology for Making Renewable Hydrogen from Sunlight and Water

Powered by solar energy, our technology utilizes two innovative approaches to produce renewable hydrogen from water, leaving behind only clean oxygen as a byproduct:

●	Nanoparticle-Based Photoelectrosynthetically Active Heterostructures (PAH): Our microscopic PAH nanoparticles function like tiny machines that mimic the natural process of photosynthesis within a plant cell. Composed of multiple layers, these nanoparticles enable solar-powered electrolysis to occur at the molecular level, splitting water to extract hydrogen as a clean energy source. This nanoparticle-based system offers high fault tolerance and superior solar-to-hydrogen efficiencies at a low cost, making it an economically viable and scalable solution for renewable hydrogen production.

●	Thin-Film Solar Cell-Based Hydrogen Modules: In parallel, we are also developing hydrogen modules, using commercially available thin-film photovoltaic (PV) technology. These modules are re-engineered with our proprietary hydrogen module design to perform solar water splitting without altering the existing PV manufacturing process. This approach leverages mature manufacturing platforms, allowing for faster market entry while still enabling cost-effective and scalable hydrogen production.

By advancing both nanoparticle and thin-film solar cell technologies, we are strategically positioned to accelerate the production of renewable hydrogen, providing versatile and scalable solutions to meet global clean energy needs.

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

While the concept of water splitting is very appealing, the following industry-wide challenges must be addressed for renewable hydrogen to be commercially viable:

1) Efficiency & Simplicity. Hydrogen is an energy carrier—its cleanliness depends on the energy used to make it. Conventional electrolyzer systems, even when powered by renewable electricity, face high levelized costs because electricity is their largest input expense. They also require additional power electronics, which introduce further inefficiencies and add to overall system cost and complexity.

By contrast, SunHydrogen’s integrated photoelectrochemical (PEC) architecture converts sunlight and water directly into hydrogen inside each panel in a single step. By minimizing conversion stages and eliminating the need for costly external power conditioning, our design is engineered to store more of the captured solar energy in hydrogen while reducing balance-of-system requirements. This streamlined approach not only lowers cost but also makes our solution well suited for distributed and off-grid applications where traditional electrolyzer infrastructure is impractical.

2) Water Flexibility. Many hydrogen systems require ultra-pure water to protect membranes and components, which limits where they can operate. SunHydrogen is developing catalysts and cell designs to operate across acidic or alkaline conditions and to tolerate selected non-potable water sources—including certain wastewater streams—with appropriate conditioning. This broadens usable water supplies, lowers operating costs, and enables deployment in regions where clean water is scarce.

Technology

SunHydrogen’s photoelectrochemical (PEC) panels convert sunlight directly into hydrogen by generating electrons and holes in a semiconductor and driving them to catalysts where the following water-splitting reactions occur.

●	Cathode (reduction): 2H+ + 2e- → H2

●	Anode (oxidation): H2O → ½O2 + 2H+ + 2e-

Basic steps involve:

●	Sunlight creates electron–hole pairs in the semiconductor.

●	The SunHydrogen’s PEC panel’s built-in electric field provide enough photovoltage to drive water splitting without an external power supply.

●	Negative charges (electrons) are routed to the hydrogen evolving catalyst to form H₂; positive charges (holes) are routed to the oxygen evolving catalyst to form O₂.

SunHydrogen’s architecture creates a high density of reaction sites across a thin water layer, so many micro-reactions proceed simultaneously over the illuminated area, increasing current and hydrogen production at a given operating voltage.

SunHydrogen Panel

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

In addition to our sponsored research agreements with the University of Iowa and University of Michigan, we are working with a growing group of specialized industrial partners to help commercialize our renewable hydrogen panels that use sunlight and water to generate hydrogen. Our current industrial partners include: Honda R&D Co., Ltd.; CTF Solar GmbH; The Process Group, LLC (TPG Engineers); the National Renewable Energy Laboratory (NREL); COTEC Corp.; Geomatec; SCHMID Group; Heraeus; Strategic Analysis, Inc.; and the Project NanoPEC consortium led by Fraunhofer CSP together with WAVELABS, ECH Elektrochemie Halle, Zahner-Elektrik, and Helmholtz-Zentrum Berlin

Intellectual Property

On November 14, 2011, we filed a provisional application with the U.S. Patent and Trademark Office to protect the intellectual property rights for “Photoelectrosynthetically Active Heterostructures” On November 14, 2012, we filed a non-provisional application claiming priority to the provisional application. On March 14, 2017, a first patent covering the structural design of Photoelectrosynthetically Active Heterostructures (PAH) was granted as United States Patent No. 9,593,053B1. A divisional application claiming priority to the foregoing applications was filed, and on April 3, 2018, a second patent covering the method for manufacturing PAH was granted as United States Patent No. 9,593,053B2. These patents protect the Company’s proprietary design and manufacturing method of a self-contained solar-to-hydrogen device made up of billions of solar-powered water-splitting nanoparticles, per square centimeter. These nanoparticles are separated by a protective coating that prevents corrosion during extended periods of hydrogen production. The aim of producing these nanoparticles is to achieve high solar -to-hydrogen conversion efficiency at low cost. These patents expire on November 14, 2032.

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

On September 26, 2016, we filed jointly with the University of Iowa a provisional application for “Integrated Membrane Solar Fuel Production Assembly” to protect the intellectual property for our generator housing system that safely separates oxygen and hydrogen in the water-splitting process without sacrificing efficiency. This device houses the water, the solar particles/cells and is designed with inlets and outlets for water and gases. Utilizing a special architecture that integrates membranes for separating the oxygen side from the hydrogen side, proton transport is increased which is the key to safely increasing solar-to-hydrogen efficiency. On September 26, 2017, we filed a PCT Application that was later nationalized in the U.S. on March 26, 2019. On April 15, 2024, after a thorough review of our corporate commercialization plan, we decided to abandon the patent application. While the intellectual property was critical for the designs of the early GEN I and GEN II inventions, as our process and system designs evolved, we determined that the IP no longer aligned with our future developments.

On August 7, 2024, we filed a provisional patent application titled “CdTe Photovoltaic Module Systems and Methods for Autonomous Water Electrolysis.” This intellectual property (IP) covers the design and manufacturing processes of fully integrated solar hydrogen modules, utilizing existing infrastructure from the photovoltaic (PV) industry. The protected IP facilitates the immediate commercial production of these modules, accelerating their entry into the market for rapid adoption.

On November 25, 2024, we filed a provisional patent application titled “Photoelectrochemical Reactor for Hydrogen Production.” This intellectual property covers the design and manufacturing method of a photoelectrochemical reactor, including its internal hydrogen module and external housing unit.

On August 6, 2025, we filed a non-provisional and PCT patent application titled “CdTe Photovoltaic Module Systems and Methods for Autonomous Water Electrolysis” with the U.S. Patent and Trademark Office (USPTO). This utility patent application is based on the provisional patent application filed on August 7, 2024.

Market Opportunity

Hydrogen is emerging as a foundational element of the global clean energy transition, delivering solutions where fossil fuels fall short—environmentally, economically, and in adaptability. Deloitte projects that the renewable hydrogen market could reach $1.4 trillion per year by 2050, driven by rising demand for decarbonization across sectors (Deloitte, 2023 Renewable Hydrogen Outlook). According to the Net Zero Tracker (Net Zero Tracker, 2024 Stocktake), around 148 countries have adopted some form of net-zero target, varying in legal status and scope. Hydrogen is increasingly recognized as a critical technology for decarbonizing transportation, high-grade industrial heat, chemical feedstocks (e.g., refining, ammonia, methanol), and power generation (Hydrogen Council, 2025).

Momentum is accelerating

The International Energy Agency (IEA) forecasts $7.8 billion in clean hydrogen investment in 2025—a 70% increase over 2024—with projects at the Final Investment Decision (FID) stage set to expand production capacity to 7.5 million tonnes annually by 2035 (Hydrogen Insight, 2025).

Costs are dropping, markets are expanding

IEA’s Net Zero Emissions by 2050 scenario indicates that low-emissions hydrogen production costs could fall by around 50% by 2030, enabling cost parity with grey hydrogen in advanced markets. Deloitte projects that this market could be worth $1.4 trillion annually by 2050, opening opportunities in heavy transport, industrial feedstock, and grid balancing (Deloitte, 2023 Renewable Hydrogen Outlook; IEA, Global Hydrogen Review 2024).

Global policy frameworks are aligning

Governments in all major regions are advancing national hydrogen strategies backed by funding, regulatory alignment, and cross-border cooperation. The Hydrogen Council reports that more than 50 national hydrogen roadmaps are now in place, covering countries that together account for ~88% of global renewablehouse gas emissions (Hydrogen Council, 2025). Multilateral initiatives — such as the Clean Energy Ministerial’s Hydrogen Initiative and the International Partnership for Hydrogen and Fuel Cells in the Economy — are accelerating policy harmonization and enabling large-scale trade and standardization.

Deployment is gaining traction

IEA’s Global Hydrogen Review 2024 notes that the number of low-emissions hydrogen projects reaching FID doubled over the past year, setting the stage for a potential fivefold increase in global production capacity by 2030. Deloitte estimates that the current pipeline could deliver around 44 million tonnes of clean hydrogen by 2030 — about a quarter of expected demand — highlighting both the progress made and the scale of opportunity ahead (Deloitte, Pathways to Decarbonization | Hydrogen, 2023).

Existing Market Growth

Hydrogen’s early market expansion is being accelerated by targeted policy incentives, maturing technologies, and increasing industrial adoption. The International Energy Agency (IEA) reports that over the last year the number of low emissions hydrogen projects reaching final investment decision (FID) doubled, even as much of the pipeline remains at earlier stages. This momentum is laying the groundwork for scale-up this decade (IEA; Ammonia Energy Association).

In the United States, the Inflation Reduction Act (IRA) established the Section 45V Clean Hydrogen Production Tax Credit. Final Treasury/IRS regulations issued January 3, 2025 confirm a tiered, per-kilogram credit of up to $3/kg based on lifecycle carbon intensity ≤4 kg CO₂e/kg H₂, available for 10 years from the date the facility is placed in service; credits are transferable and may be taken as direct pay for the first five years. Subsequent legislation in July 2025 set a commence construction deadline of January 1, 2028. Together, these changes aim to provide greater investment certainty for developers (U.S. Department of the Treasury; KPMG; Cravath; DWT).

Policy-driven momentum is also evident beyond North America. Under the EU’s REPowerEU plan, the European Commission set indicative targets of 10 million tonnes of domestic renewable hydrogen production and 10 million tonnes of renewable hydrogen imports by 2030, supported by infrastructure initiatives such as hydrogen backbone pipelines and import corridors (European Hydrogen Observatory).

Japan’s revised Basic Hydrogen Strategy (June 2023) established a utilization target of approximately 12 million tonnes per year by 2040 (including ammonia) and retains a long-term ambition around 20 million tonnes by 2050; the strategy is accompanied by multi-year public-private investment commitments (Ministry of Economy, Trade and Industry, 2023; The Japanese Basic Hydrogen Strategy, 2023).

Countries including Australia, Saudi Arabia, and the United Arab Emirates are positioning themselves as major producers and exporters. Australia released an updated National Hydrogen Strategy in 2024 to guide production, use, and export; Saudi Arabia’s NEOM project and the UAE’s National Hydrogen Strategy 2050 highlight large-scale export ambitions backed by infrastructure buildout (Australia’s National Hydrogen Strategy, 2024; Hydrogen-Central, 2025; UAE Government Portal).

Industrial demand remains the most immediate growth driver—particularly in refining, ammonia, methanol, and steel—where hydrogen is already used and can directly displace fossil-based feedstocks. As supply chains expand and infrastructure comes online, emerging uses in heavy transport, shipping, and energy storage are expected to create additional demand pull. These trends are reflected across recent IEA assessments of demand, production, and policy (IEA).

Hydrogen Mobility

Industry is projected to drive most clean hydrogen uptake through 2030, with mobility’s role expanding toward 2050 across multiple transition scenarios (McKinsey, Global Energy Perspective 2023: Hydrogen Outlook). In these pathways, hydrogen supports long-haul trucking, maritime, and rail where high duty cycles, range, and quick refueling are critical (McKinsey, Global Energy Perspective 2023: Hydrogen Outlook).

For heavy-duty road freight, evidence suggests battery-electric will dominate shorter routes and fuel-cell can play a role in certain long-haul duty cycles that value fast refueling and competitive payloads. Comparative advantages depend on route length, depot vs. corridor fueling, and electricity access; leading analyses emphasize a segment-by-segment approach rather than a blanket preference (NACFE).

Recent developments

●	Hyundai XCIENT (Class-8) – ACT Expo 2025. Hyundai unveiled its next-generation heavy-duty fuel-cell truck for North America, highlighting range and TCO improvements and expanding its hydrogen mobility strategy (Hyundai, PR, 2025).

●	AVL fuel-cell demonstrator truck – 2025 Sustainability Award. AVL’s Fuel Cell Technology Demonstrator Truck won the “Technology – Complete Vehicle” category (AVL, PR, 2025).

●	Ballard marine order – Samskip vessels (6.4 MW). Ballard announced a 6.4 MW order of FCwave™ engines via eCap Marine to power two Samskip vessels (Ballard, PR, 2025).

●	Siemens Mireo Plus H in passenger service (Germany). Hydrogen multiple units received authorization and entered passenger service aligned with the Dec 15, 2024 timetable change (Siemens, PR, 2024).

●	Norway (Enova) record maritime funding. Enova announced record support (USD 114 million) for zero-emission vessels, including hydrogen and ammonia projects (Business Norway, Article, 2024).

Integrated “hydrogen valleys”

●	Hydrogen mobility clusters are advancing within broader regional ecosystems that co-locate production, distribution, and end-use. The EU-backed Hydrogen Valleys initiative maps and funds such projects across Europe, with ongoing calls and program reviews documenting pipeline growth (H2 Valley, map, 2025; Clean Hydrogen Partnership, 2024).

Competition

Most hydrogen today is produced from fossil fuels, primarily via steam methane reforming (SMR) of natural gas, with coal gasification the next largest source; less than 1% of global supply in 2023 came from low-emissions pathways. The IEA estimates that around two-thirds of dedicated hydrogen production was from unabated natural gas in 2023 and about 20% from unabated coal (with China accounting for most coal-based output). The remainder is mainly by-product from oil processes and small volumes from electrolysis (IEA, Hydrogen, 2024).

Large industrial gas companies operate extensive hydrogen production and supply networks used in refining, chemicals and other sectors. These include Linde, Air Liquide and Air Products. Recent corporate materials highlight their end-to-end hydrogen capabilities and new clean-hydrogen projects and offtake agreements (Linde; Air Liquide; Air Products; TotalEnergies).

At this time, our primary competition is from companies developing and commercializing renewable hydrogen production technologies, particularly electrolysis powered by renewable electricity. Representative companies include:

●	Fusion Fuel (Nasdaq: HTOO). Develops solar-to-hydrogen systems built around its HEVO micro-electrolyzer architecture and also supplies electrolyzer technology for third-party projects (Fusion Fuel, 2025; FT Markets).

●	Sparc Technologies (ASX: SPN) / Sparc Hydrogen JV (with Fortescue and University of Adelaide). Advancing photocatalytic water-splitting; the SHARP pilot plant held its opening ceremony on June 24, 2025 in Adelaide (University of Adelaide; Sparc Hydrogen, 2025).

●	Nel ASA (OSE: NEL; OTC: NLLSF). Now a fully dedicated electrolyzer company following the spin-off of its fueling division (Cavendish Hydrogen) in 2024; product portfolio spans alkaline and PEM electrolysers (Nel Hydrogen; The Wall Street Journal).

●	ITM Power (LSE: ITM; OTC: ITMPF). Manufactures PEM electrolysers and supplies stacks for large projects (e.g., REFHYNE II with Linde/Shell in Germany) (ITM Power, 2025).

●	Ohmium International (private). Designs modular, hyper-scalable PEM electrolysers; announced a gigafactory ramping toward ~2 GW/yr capacity in India (Ohmium, 2025).

●	McPhy Energy (EPA: MCPHY). Produces alkaline (and PEM) electrolysers and hydrogen stations; expanding manufacturing capacity in Europe (McPhy, 2025).

When electrolysers are powered by high-carbon electricity, their life-cycle emissions can approach or exceed those of fossil-based hydrogen; conversely, pairing electrolysis with low-carbon power yields substantial reductions. The IEA’s 2024 review quantifies emissions intensities across supply chains and underscores the centrality of electricity carbon intensity (IEA, 2024).

Our development approach aims to be entirely solar driven with no external electricity input. If successful, this could reduce dependence on grid power and avoid some energy-cost, infrastructure, and emissions burdens associated with conventional electrolysis. At the same time, the competitive field is advancing quickly: established electrolyser OEMs are scaling manufacturing and pursuing efficiency gains and cost reductions, which will intensify competition as we mature our own technology. Recent IEA tracking shows rapid growth in announced electrolysis capacity, approaching 520 GW by 2030 (though only a small portion has reached FID)—illustrating both momentum and the execution bar for new entrants (IEA, 2024).

Corporate Information

We were incorporated in the State of Nevada on February 18, 2009. Our executive offices are located at 2500 Crosspark Road, Coralville IA 52241.

Employees

As of September 15, 2025, we have 9 full-time employees and several consultants. We have not experienced any work stoppages and we consider relations with our employees and consultants to be good. Our research and development work are performed at our Coralville, Iowa laboratory, as well as with the University of Iowa and the University of Michigan through sponsored research agreements, and in collaboration with our industrial partners.

Item 1A. Risk Factors.

Risks related to our business and industry

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We were formed in February 2009 and are currently developing a new technology that has not yet gained market acceptance. There can be no assurance that we will ever commercialize our technology, operate profitably or that we will have adequate working capital to meet our obligations as they become due.

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

As of June 30, 2025, we have an accumulated deficit of $100,078,550. For the year ended June 30, 2025, we incurred a net loss of $8,226,307. We expect to incur net losses until we are able to realize revenues to fund our continuing operations. We may fail to achieve any or significant revenues from sales or achieve or sustain profitability. Accordingly, we may never be profitable or be able to maintain profitability.

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

We may not be able to develop our product or implement the other features of our business strategy at the rate or to the extent presently planned. Our potential growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

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

We believe that virtually all of our revenues will come from the sale or license of our products. As a result, we will continue to incur substantial operating losses until such time as we are able to develop our product and generate revenues from the sale or license of our products. There can be no assurance that businesses and customers will adopt our technology and products, or that businesses and prospective customers will agree to pay for or license our products. Even if we complete development of our technology and product, , it may not gain market acceptance due to various factors such as not enough cost savings between our method of producing hydrogen and other more conventional methods. If that occurs, our financial condition and results of operations will be materially and adversely affected.

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

Reductions in U.S. federal funding for renewable hydrogen projects may slow industry growth and could adversely affect our long-term opportunities.

In 2025, the U.S. Department of Energy (DOE) reduced certain funding allocations for renewable hydrogen development. While we currently have sufficient capital to carry on our operations and advance our technology development, these changes may slow overall industry momentum in the United States by limiting the pace of project development, infrastructure buildout, and adoption of hydrogen technologies. A slower rate of industry expansion could, in turn, impact the timing and scale of potential commercial opportunities available to us in the U.S. market. Although we continue to pursue growth through our own resources and potential partnerships, reduced government support could adversely affect the broader competitive landscape and may negatively influence investor and customer interest in renewable hydrogen solutions.

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

We do not maintain theft or casualty insurance and only maintain liability and property insurance coverage and therefore, we could incur losses as a result of an uninsured loss.

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

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our Chief Technical Officer, Dr. Syed Mubeen, our development team in Iowa and our industrial partners and vendors.  There can be no assurance that they will remain associated with us. Our management’s efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Dr. Mubeen, one of our development partners, any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

The loss of strategic alliances used in the development of our products and technology could impede our ability to complete our product and result in a material adverse effect causing the business to suffer.

We pursue strategic alliances with other companies in areas where collaboration can produce technological and industry advancement. For example, we have entered into a sponsored research agreement with the University of Michigan which, which was extended through September 30, 2026. If we are unable to extend the terms of this agreement, or any of our other agreements with our partners as described in this report, we could suffer delays in product development or other operational difficulties which could have a material adverse effect on our results of operations.

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

We anticipate that our issuance of common stock upon conversion of Series C Preferred Stock, exercise of outstanding warrants and options, will result in dilution to our stockholders.

As of June 30, 2025, we have outstanding shares of Series C Preferred Stock with an aggregate stated value of $665,100 that are convertible into common stock at a fixed conversion price of $0.00095 (see Note 3 to the financial statements included in this report). We anticipate that our issuance of common stock upon conversion of outstanding preferred shares will result in dilution to holders of our common stock, which may have a negative effect on the price of our common stock. In addition, as of June 30, 2025, we have outstanding warrants to purchase 78,095,239 shares of common stock and options to purchase 428,965,911 shares of common stock, and our issuance of shares of common stock upon exercise of outstanding warrants or options may result in additional dilution to our stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Due to the current small size and limited commercial operations of the Company, we have no formal cybersecurity policies and processes in place, however, the Board and management believe cybersecurity represents an important component of the Company’s overall approach to risk management and oversight.

Cybersecurity threats have not materially affected, and are not reasonably likely to affect, the Company, including its business strategy, results of operations or financial condition while we are strategically focused on developing an efficient and cost-effective way to produce truly renewable hydrogen using sunlight and any source of water and have minimal commercial operations. The Company is not aware of any material security breach to date. Accordingly, the Company has not incurred any expenses over the last two years relating to information security breaches. The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information and systems, or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations. There can be no assurance that the Company’s third-party vendors’ and service providers’ cybersecurity risk management processes, including their policies, controls or procedures, will be effective in protecting the Company’s systems and information.

Item 2. Properties.

Our principal office address and independent laboratories are located at the BioVentures Center at 2500 Crosspark Rd., Coralville, IA 52241. The Company rents this space on a month-to-month basis. The current monthly rent is $7,900.

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

As of September 10, 2025 our common stock was held by approximately 95 stockholders of record. A substantially greater number are ‘street name’ or beneficial holders, whose shares are held by banks, brokers and other financial institutions.”

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

None.

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

The SunHydrogen solution offers an efficient and cost-effective way to produce truly renewable hydrogen using sunlight and any source of water. Our core technology is a self-contained, nanoparticle-based hydrogen generator that mimics photosynthesis to split water molecules, resulting in hydrogen. By optimizing the science of water electrolysis at the nano-level, we believe we have developed a low-cost method to potentially produce environmentally friendly renewable hydrogen.

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

With a target cost of $2.50/kg., we aspire for our technology to be cost-competitive with brown hydrogen and below the cost of clean hydrogen competitors. We believe our solution has the potential to clear a path for renewable hydrogen to compete with natural gas hydrogen and gain mass market acceptance as a true replacement for fossil fuels.

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

Results of Operations for the Year Ended June 30, 2025 compared to the Year Ended June 30, 2024

Operating Expenses

For the year ended June 30, 2025, operating expenses were $5,816,192 compared to $5,001,300, for the year ended June 30, 2024. Operating expenses consist primarily of research and development expenses and general and administrative expenses incurred in connection with the operation of our business. The increase of $814,892 in operating expenses was primarily due to an increase in salary expenses and an increase in research and development costs offset by a decrease in professional fees.

Other Income/(Expenses)

Other income and (expenses) for the year ended June 30, 2025, were $(2,410,115) compared to $(4,879,903) for the year ended June 30, 2024. The net increase of $2,469,788 in other income and (expenses) was the result of a decrease in dividend expense of $37,506, a decrease in unrealized loss on related party equity investments of $2,592,099, a decrease in realized loss of $172,440, an increase in unrealized loss on change in fair value of short-term investments $30,615, and a decrease in interest expense of $3,932 offset by a decrease in investment income of $276,558, a decrease in capital gain on sale of vehicle of $55,166, and a decrease in realized gain on redemption of marketable securities of $35,080.

Net Income (Loss)

For the year ended June 30, 2025, our net loss was $8,226,307, compared to a net loss of $9,881,203 for the year ended June 30, 2024. The majority of the decrease in net loss of $1,654,896, was related primarily to the decrease in other income (expenses) offset by the increase in operating expenses as explained above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2025, we had a working capital surplus of $37,048,679, compared to a working capital surplus of $42,386,683 as of June 30, 2024. This decrease in working capital surplus of $5,338,004 was primarily due to a decrease in cash and equity securities, related party offset by an increase in short-term investments.

Cash flow used in operating activities was $3,647,278 for the year ended June 30 2025, compared to $1,842,726 for the year ended June 30, 2024. The increase of $1,804,552 in cash used by operating activities was primarily due to a decrease in non-cash expenses, an increase in prepaid expenses, other receivables, and accrued expenses, and decrease in accounts payable. The Company had no revenues during the years ended June 30, 2025 and 2024.

Cash provided by (used in) investing activities for the year ended June 30, 2025 was $(2,924,988), compared to $2,920,237 for the year ended June 30, 2024. The decrease of $5,845,225 in cash provided by (used in) investing activities was due to the net purchase of short-term investments of $2,907,988 and purchase of vehicles of $17,000 compared to $3,000,000 in the redemption of short-term investments in corporate securities, $53,487 for the purchase of a related party convertible note, $5,000,000 for purchase of certificate of deposit, $5,000,000 for redemption of certificate of deposit, purchase of research and development equipment for $3,016, and purchase of vehicles for $23,260.

Cash provided by financing activities during the year ended June 30, 2025 was $2,156,096, compared to $781,295 for the year ended June 30, 2024. The increase in cash provided by financing activities was primarily due to an increase in net proceeds from purchase agreements.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2025 and June 30, 2024, the amounts reported for cash, investment in affiliate, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the year ended June 30, 2025, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements are disclosed in notes to the financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our CEO and our Acting CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our Acting CFO concluded that, due to the material weaknesses disclosed below, our disclosure controls and procedures as of the end of the period covered by this report were not effective to ensure that information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and Acting CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of June 30, 2025, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
Timothy Young	60	President, CEO, Acting CFO and Chairman of the Board of Directors
David Raney	70	Director
Dr. Syed Mubeen Jawahar Hussaini	43	Chief Technology Officer

Timothy Young – President, CEO, Acting CFO and Chairman of the Board of Directors

Tim Young is an accomplished executive with over fifteen years of management experience in media and Internet technology companies. Mr. Young was appointed President, CEO and Chairman of the Company in August 2009. Mr. Young was appointed Acting CFO in 2010.

Through his outreach to the public and to leaders in the renewable energy field, Mr. Young has bolstered the company’s visibility as a key player in the developing renewable hydrogen market and rallied a strong investor base. Mr. Young’s proven fundraising ability, along with his leadership and direction of SunHydrogen’s long-term and short-term goals and strategies, has enabled the company to engage international industrial partners, attract top industry scientists, and most importantly continue to hit milestones toward commercializing its nanoparticle-based renewable hydrogen technology.

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

David Raney – Director

Mr. Raney has been a director of the Company since October 2024. Mr. Raney, most recently founded and served as chief executive officer of the Texas Hydrogen Alliance (“Alliance”), a non-profit trade organization that brings together policymakers, regulators, industry leaders and innovators to advocate for policies that advance the hydrogen economy, from 2022 to 2023. He currently serves as Executive Director Emeritus of Alliance. Prior to that, Mr. Raney served as a corporate executive for Toyota Motor North America from 2014 to 2021. Mr. Raney holds over 40 years of experience in the transportation industry, where he routinely served as a technical liaison between corporate R&D and executive teams and environmental and safety federal and state government regulators. Namely, he has held leadership roles at prominent automotive companies such as Deere & Company, Saab-Scania of America, General Motors, American Honda Motor Company and Toyota Motor North America. Mr. Raney’s energy industry experience qualifies him to serve on our board of directors.

Dr. Syed Mubeen Jawahar Hussaini – Chief Technology Officer

Prior to his appointment as chief technology officer in February 2025, Dr. Mubeen served as the Company’s chief scientific officer from January 2022. Since April 2021, he has also been Associate Professor, Department of Chemical and Biochemical Engineering, at the University of Iowa. From August 2014 to March 2021, Dr. Mubeen was Assistant Professor, Department of Chemical and Biochemical Engineering, at the University of Iowa. As the Company’s chief scientific officer, Dr. Mubeen has led the strategic direction and execution of the Company’s technology development, focusing on advancing the Company’s Gen 2 and Gen 3 hydrogen panel systems. Dr. Mubeen received his Ph.D. in Chemical and Environmental Engineering from the University of California, Riverside, followed by postdoctoral research at the University of California, Santa Barbara.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. A copy of the Code of Ethics is available on our website at www.sunhydrogen.com and can be obtained without charge upon request to Timothy Young, CEO and President, BioVentures Center, 2500 Crosspark Road, Coralville, IA 52241 and is also being incorporated by reference herein. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

Changes in Nominating Procedures

None.

Insider Trading Policies

We have not adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees.

Item 11. Executive Compensation

The table below sets forth the compensation earned by our named executive officers during the last two fiscal years.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Young,	2025	$355,945	$404,000	-	$552,188	(1)	-	-	-	$1,312,133
CEO and Acting CFO	2024	$367,616	$354,000	-	-		-	-	-	$721,616
Woosuk Kim,	2025	$227,404	$277,000	-	-		-	-	-	$504,404
Former COO	2024	$285,577	$206,250	-	-		-	-	-	$491,827
Dr. Syed Mubeen Jawahar Hussaini	2025	$182,500	$203,500	-	-		-	-	-	$386,000
Chief Technology Officer	2024	$407,846	$405,625	-	$756,000	(2)	-	-	-	$1,569,471

(1)	Mr. Young was awarded stock options on November 19, 2024. Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For assumptions used in valuation, see Note 6 to our Financial Statements.

(2)	Dr. Mubeen was awarded stock options on January 30, 2024. Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For assumptions used in valuation, see Note 6 to our Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of June 30, 2025, for our named executive officers.

Outstanding Equity Awards
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Timothy Young	125,812,947	-	.0099	1/23/2026	-	-
Timothy Young	-	150,000,000	.00126	11/19/2031	-	-
Dr. Syed Mubeen Jawahar Hussaini	63,000,000	-	.012	1/30/2030	-	-

Director Compensation

The following table sets forth compensation information regarding the Company’s non-employee directors in fiscal 2025:

Name	Fees earned or paid in cash	Stock Award ($)	Option Awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Raney	$-	$-	$36,813	-	-	-	-	-	$36,813
Mark Richardson	$-	$-	$-	-	-	-	-	-	$-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 10, 2025, concerning the number of shares of our common stock owned by: (i) each of our directors and executive officers; (ii) all of our named executive officers as a group; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of September 10, 2025, upon the exercise or conversion of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of September 10, 2025 or have been exercised and converted.

	Shares Beneficially Held	Percentage of Common Stock(1)
Timothy A. Young(2)	196,462,947	3.5%
Dr. Syed Mubeen Jawahar Hussaini(3)	63,000,000	1.1%
David Raney	-	0.0%
All officers and directors as a group (3 persons)	259,462,947	4.6%

*	Less than 1%

(1)	Based upon 5,438,414,015 shares issued and outstanding as of September 10, 2025.
(2)	Includes 125,812,947 shares underlying options.
(3)	Includes 63,000,000 shares underlying options.

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

On January 27, 2022, our Board adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”). The purpose of the 2022 Plan is to attract and retain the types of employees, consultants, and directors who will contribute to the Company’s long-range success. The maximum number of shares of the Company’s common stock that can be issued under the 2022 Plan is initially 400,000,000. The number of shares automatically increases on the first day of the Company’s fiscal year beginning in 2023 so that the total number of shares issuable will at all times equal fifteen percent (15%) of the Company’s fully diluted capitalization on the first day of the Company’s fiscal year, unless the Board adopts a resolution providing that the number of shares issuable under the 2022 Plan shall not be so increased.

The following table sets forth information about our equity compensation plans as of June 30, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
2019 Equity compensation plan approved by security holders	279,270,561	$0.0099 – 0.016	20,729,439
2022 Equity compensation plan approved by security holders	348,600,000	$0.012-0.0237	604,948,700
Total	627,870,561		625,678,139

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

As of June 30, 2025 and 2024, the Company owed $0 and $45,829, respectively to Timothy Young for a loan for the payment of operating expenses in prior periods.

Director Independence

The Board has determined that Mr. Raney is an independent director within the meaning of NASDAQ Rule 5605(a)(2).

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billable to us by our principal accounting firm during the years ended June 30, 2025 and 2024 for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were approximately $69,525 and $66,725, respectively.

Audit-Related Fees

We incurred fees of $0 and $0 for the years ended June 30, 2025 and 2024, respectively, to our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above.

Tax Fees

We did not incur fees for services rendered to us for tax compliance, tax advice, or tax planning by our principal accountant for the fiscal years ended June 30, 2025 and 2024.

All Other Fees

Our current policy is to not engage M&K CPAS, PLLC to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage M&K CPAS, PLLC to provide audit, and other assurance services, such as review of SEC reports or filings.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial statements.

The SunHydrogen, Inc. financial statements are included in Item 8. Financial Statements and Supplementary Data.

(2) Financial statement schedules: None.

(3) Exhibits

Exhibit	Description

3.1	Articles of Incorporation of filed with the Nevada Secretary of State on February 18, 2009 (incorporated by reference to S-1 filed on February 5, 2010).

3.2	Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 11, 2009 (incorporated by reference to S-1 filed February 5, 2010).

3.3	Articles of Amendment of Articles of Incorporation of filed with the Nevada Secretary of State on November 21, 2013 (incorporated by reference 8-K filed on November 21, 2013).

3.4	Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 13, 2018. (incorporated by reference to 10-K filed on September 25, 2018).

3.5	Certificate of Designation of Series A Preferred Stock (incorporated by reference to the Company’s Form 8-K filed February 2, 2022)

3.6	Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company’s Form 8-K filed November 26, 2019)

3.7	Certificate of Designation of Series C Preferred Stock (incorporated by reference to the Company’s Form 8-K filed December 17, 2021)

3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed January 3, 2020)

3.9	Articles of Merger (incorporated by reference to 8-K filed June 15, 2020)

3.10	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 10-Q filed May 16, 2022)

3.11	Amended and Restated Bylaws (incorporated by reference to 8-K filed February 2, 2022)

4.1	Description of Registrant’s Securities(incorporated by reference to 10-K filed October 8, 2021)

10.1	2019 Equity Incentive Plan (incorporated by reference to Form S-8 on December 19, 2018)

10.2	Form of Warrant (incorporated by reference to 8-K filed February 26, 2021)

10.3	Form of Placement Agent Warrant (incorporated by reference to 8-K filed February 26, 2021)

10.4	Employment Agreement between the Company and Timothy Young (incorporated by reference to 8-K filed March 1, 2021) ***

10.5	Employment Agreement between the Company and Woosuk Kim (incorporated by reference to 8-K filed April 7, 2021) ***

10.6	SunHydrogen, Inc. 2022 Stock Incentive Plan (incorporated by reference to Form 10-K filed October 7, 2022)

10.7	Purchase Agreement (incorporated by reference to 8-K filed June 3, 2024)

10.8****	Joint Development Agreement dated July 22, 2024 (incorporated by reference to 8-K filed July 24, 2024)

10.9****	Collaboration Agreement (incorporated by reference to 8-K filed July 23, 2024)

14.1*	Code of Ethics

23.1*	Consent of M&K CPAS, LLC

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1**	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

****	Portions of this agreement have been omitted.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNHYDROGEN, INC.

Date: September 12, 2025	By:	/s/ Timothy Young
Timothy Young
Chief Executive Officer, Acting Chief Financial Officer, and Chairman (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Young	Chief Executive Officer, President	September 12, 2025
Timothy Young	(Principal Executive Officer) Acting Chief Financial Officer
(Principal Financial and Accounting Officer), and Chairman

/s/ David Raney	Director	September 12, 2025
David Raney

SUN HYDROGEN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sun Hydrogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sun Hydrogen, Inc. (the Company) as of June 30, 2025 and 2024, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the " financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of Management Override of Controls and Investments does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Investments

As discussed in Note 7 to the financial statements, the Company has investments in a related party, consisting of equity securities. The investment is subject to fair value measurement, with the equity securities marked to market in accordance with the applicable financial reporting standards.

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

Addressing these matters required the application of heightened professional skepticism in evaluating management's assumptions regarding the valuation of both the equity securities and the conversion of the bonds.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

The Woodlands, TX

September 12, 2025

SUNHYDROGEN, INC.

BALANCE SHEETS

	June 30,	June 30,
	2025	2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,628,625	$39,044,795
Prepaid expenses	72,313	-
Equity securities, related party	-	4,101,402
Interest receivable	25,223	-
Short-term investments	2,997,460	-

TOTAL CURRENT ASSETS	37,723,621	43,146,197

OTHER ASSETS

PROPERTY & EQUIPMENT
Machinery and equipment	36,830	36,830
Computers and peripherals	-	11,529
Vehicle	152,260	135,260
	189,090	183,619
Less: accumulated depreciation	(40,660)	(20,549)

NET PROPERTY AND EQUIPMENT	148,430	163,070

INTANGIBLE ASSETS
Trademark, net of amortization of $942 and $827, respectively	200	315
Patents, net of amortization of $49,474 and 42,909, respectively	51,669	58,234

TOTAL INTANGIBLE ASSETS	51,869	58,549

TOTAL OTHER ASSETS	200,299	221,619

TOTAL ASSETS	$37,923,920	$43,367,816

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other payables	$527,619	$573,127
Accrued expenses	147,323	140,558
Loan payable, related party	-	45,829

TOTAL LIABILITIES	674,942	759,514

COMMIMENTS AND CONTINGENCIES	-	-

Series C 10% Preferred Stock, 6,651 and 8,851 shares issued and outstanding, redeemable value of $665,100 and $885,100, respectively	665,100	885,100

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 10,000,000,000 authorized common shares 5,437,338,655 and 5,087,245,974 shares issued and outstanding, respectively	5,438,414	5,087,246
Additional Paid in Capital	131,224,014	128,488,199
Accumulated deficit	(100,078,550)	(91,852,243)

TOTAL SHAREHOLDERS’ EQUITY	36,583,878	41,723,202

TOTAL LIABILITIES, PREFERRED STOCK SUBJECT TO REDEEMPTION AND SHAREHOLDERS’ EQUITY	$37,923,920	$43,367,816

The accompanying notes are an integral part of these audited condensed financial statements.

SUNHYDROGEN, INC.

STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2025	2024

REVENUE	$-	$-

OPERATING EXPENSES
Selling and Marketing	1,313	53,831
General and administrative expenses	2,336,263	2,336,952
Research and development cost	3,440,296	2,568,562
Depreciation and amortization	38,320	41,955

TOTAL OPERATING EXPENSES	5,816,192	5,001,300

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(5,816,192)	(5,001,300)

OTHER INCOME/(EXPENSES)
Investment income	1,737,416	2,013,974
Gain on sale of vehicle	-	55,166
Dividend expense	(75,434)	(112,940)
Unrealized (gain)/loss on change in fair value of investment, related party	(4,101,402)	(6,693,501)
Unrealized (gain)/loss on change in fair value of short-term investments	30,615	-
Realized gain(loss)	(684)	(173,124)
Realized gain(loss) on redemption of marketable securities	-	35,080
Interest expense	(626)	(4,558)

TOTAL OTHER INCOME (EXPENSES)	(2,410,115)	(4,879,903)

NET INCOME (LOSS)	$(8,226,307)	$(9,881,203)

BASIC & DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	5,319,344,178	5,028,399,413

The accompanying notes are an integral part of these audited condensed financial statements.

SUNHYDROGEN, INC.

STATEMENTS OF SHAREHOLDER’S DEFICIT

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	-	$-	$1,095,100	4,821,298,283	$4,821,298	$126,889,423	$(81,971,040)	$49,739,681
Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	86,395,059	86,395	792,530	-	878,925
Issuance of common stock upon conversion of Series C Preferred stock	-	-	(210,000)	221,052,632	221,053	(11,053)	-	210,000
Cancellation of restricted stock awards	-	-	-	(41,500,000)	(41,500)	(576,500)	-	(618,000)
Contributed capital-gain on conversion of bond	-	-	-	-	-	85,815	-	85,815
Stock compensation expense	-	-	-	-	-	1,307,984	-	1,307,984
Net Loss	-	-	-	-	-	-	(9,881,203)	(9,881,203)
Balance at June 30, 2024	-	$-	$885,100	5,087,245,974	$5,087,246	$128,488,199	$(91,852,243)	$41,723,202

Balance at June 30, 2024	-	$-	$885,100	5,087,245,974	$5,087,246	$128,488,199	$(91,852,243)	$41,723,202
Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	118,513,734	118,514	2,083,411	-	2,201,925
Preferred stock converted to common stock	-	-	(220,000)	231,578,947	231,579	(11,579)	-	220,000
Stock compensation expense	-	-	-	-	-	665,058	-	665,058
Cashless options exercised	-	-	-	1,075,360	1,075	(1,075)	-	-
Net Loss	-	-	-	-	-	-	(8,226,307)	(8,226,307)
Balance at June 30, 2025	-	$-	$665,100	5,438,414,015	$5,438,414	$131,224,014	$(100,078,550)	$36,583,878

The accompanying notes are an integral part of these audited condensed financial statements.

SUNHYDROGEN, INC.

STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	(8,226,307)	(9,881,203)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	38,320	41,955
Stock based compensation expense for services	665,058	1,307,984
Cancellation of restricted stock awards	-	(618,000)
Realized loss on sale of investment	-	188,040
Unrealized (gain)/loss on change in fair value of investment, related party	4,101,402	6,693,501
Investment income earned on short-term investments	(58,857)	-
Unrealized (gain)/loss on change in fair value of short-term investments	(30,615)	-
Gain on exchange of vehicle	-	(55,166)
Change in assets and liabilities :
Interest receivable on certificate of deposit	(25,223)	-
Prepaid expense	(72,313)	-
Accounts payable	(45,508)	340,233
Accrued expenses	6,765	139,930
NET CASH USED IN OPERATING ACTIVITIES	(3,647,278)	(1,842,726)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investments purchased	(8,007,988)	-
Short-term investments sold	5,100,000	-
Convertible note receivable interest income, related party	-	(53,487)
Purchase of certificate of deposit	-	(5,000,000)
Redemption of certificate of deposit	-	5,000,000
Purchase of research and development equipment	-	(3,016)
Purchase of vehicle	(17,000)	(23,260)
Redemption of short-term investments in corporate securities	-	3,000,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,924,988)	2,920,237

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party note payable	(45,829)	(97,630)
Net proceeds from common stock purchase agreements	2,201,925	878,925
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,156,096	781,295

Net increase (decrease) in cash and cash equivalents	(4,416,170)	1,858,806
Cash and cash equivalents - beginning of period	39,044,795	37,185,989
Cash and cash equivalents - end of period	34,628,625	39,044,795

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$626	$4,558
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Conversion of Series C Preferred shares to common stock	$220,000	$210,000
Exchange of convertible note receivable, related party	$-	$3,000,000
Cashless options exercised	$1,075	$-
Contributed capital-gain on exchange of convertible note receivable, related party	$-	$85,815

The accompanying notes are an integral part of these audited condensed financial statements.

SUNHYDROGEN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

SunHydrogen is developing an efficient and cost-effective way to produce renewable hydrogen using sunlight and any source of water. Just like a solar panel is comprised of multiple cells that generate electricity, our hydrogen panel encases multiple hydrogen generators immersed in water. Each hydrogen generator contains billions of electroplated nanoparticles, autonomously splitting water into hydrogen and oxygen. We believe our technology has the potential to be one of – if not the most – economical renewable hydrogen solutions: Unlike traditional water electrolysis for hydrogen, our process requires no external power other than sunlight and uses efficient and low-cost materials.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies of SunHydrogen, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principals generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The following table provides detail of our cash and cash equivalents.

	June 30, 2025	June 30, 2024
Cash	$27,993,513	$29,365,997
U.S. Treasury bills	6,635,112	9,678,798
Total cash and cash equivalents	$34,628,625	$39,044,795

The U.S. Treasury bills have a credit quality indicator of AA/A.

Short Term Investments

The Company’s short-term investments are carried at fair value with changes in fair value recognized in net income.

The following table provides detail of our short-term investments as of June 30, 2025, which consisted of U.S. Treasury bills with an original maturity of more than three months.

Purchase Date	Maturity Date	Cost Basis of Investment	Fair Value of Investment
March 28, 2025	July 1, 2025	$988,969	$999,884
April 4, 2025	July 8, 2025	988,969	999,191
April 11, 2025	July 15, 2025	988,907	998,385
		$2,966,845	$2,997,460

During the year ended June 30, 2025, the Company recognized a gain on change in fair value of short-term investments of $30,615.

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of June 30, 2025, the cash balance in excess of the FDIC limits was $33,114,402. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

The Company recognized depreciation expense of $31,641 and $35,247 for the year ended June 30, 2025 and 2024, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	June 30, 2025	June 30, 2024

Trademark-gross	10 years	$1,142	$1,142
Less accumulated amortization		(942)	(827)
Trademark-net		$200	$315

Patents-gross	15 years	$101,143	$101,143
Less accumulated amortization		(49,474)	(42,909)
Patents-net		$51,669	$58,234

The Company recognized amortization expense of $6,679 and $6,708 for the year ended June 30, 2025 and 2024, respectively.

Future Amortization Expense

Year	Amount
2026	$6,679
2027	6,650
2028	6,565
2029	6,565
2030	6,564
Thereafter	18,846
$51,869

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the year ended June 30, 2025 and 2024, the Company determined no impairment was required.

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the year ended June 30, 2025 and 2024. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards, if dilutive.

Year Ended June 30, 2025

The total potential common shares as of June 30, 2025, include 428,965,911 stock options, 78,095,239 common stock purchase warrants, and 700,105,263 common shares issuable upon conversion of the outstanding 6,651 Series C Preferred shares. Stock options, common stock purchase warrants, and common shares issuable upon conversion of Series C Preferred shares were not included in the calculation of net earnings per share because their impact on income per share is antidilutive.

Year Ended June 30, 2024

The total potential common shares as of June, 2024, include 266,894,499 stock options, 78,095,239 common stock purchase warrants, and 8,851 Series C Preferred shares. Stock options, common stock purchase warrants, and common shares issuable upon conversion of Series C Preferred shares were not included in the calculation of net earnings per share because their impact on income per share is antidilutive.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of June 30, 2025, the amounts reported for cash, accounts payable and other payables, and accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

June 30, 2025

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$2,997,460	$2,997,460	$-	$-
	$2,997,460	$2,997,460	$-	$-

June 30, 2024

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities, related party (see Note 7)	$4,101,402	$-	$4,101,402	$-
	$4,101,402	$-	$4,101,402	$-

As of June 30, 2025, the Equity securities, related party had a fair value of $0 which was measured using a level 3 input due to the underlying securities no longer trading on an active stock exchange (See Note 7).

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $3,440,296 and $2,568,562 for the year ended June 30, 2025 and 2024, respectively.

Advertising and Marketing

Advertising and marketing cost are expensed as incurred. Total advertising and marketing costs were $1,313 and $53,831 for the year ended June 30, 2025 and 2024, respectively.

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

Segment Reporting

The Company operates as a single operating segment, focusing on the development of an efficient and cost-effective way to produce renewable hydrogen using sunlight and any source of water.

The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) in the Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income (loss) that is reported on the income statement. The measure of segment assets is reported on the balance sheet as total assets.

As the Company did not generate revenues in the current fiscal year, the CODM assessed Company performance through the achievement of target identification goals. In addition to the Company’s Statement of Operations, the CODM regularly works to develop budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

Newly Issued and Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim period within fiscal year beginning after December 15, 2024. The Company adopted the ASU for the fiscal year ended June 30, 2025. The amendment only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the requirements for income tax disclosures in order to provide greater transparency. The amendments are effective for fiscal years beginning after December 15, 2024.  The Company adopted the ASU for the fiscal year ended June 30, 2025. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

Management believes that no recently issued accounting standards, which are not yet effective, would have a material impact on the accompanying financial statements as of June 30, 2025, if adopted at this time.

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

During the year ended June 30, 2025, an investor converted 2,200 preferred shares with a stated value of $220,000, at a conversion price of $0.00095, into 231,578,947 common shares. No gain or loss was recognized in the financial statements.

During the year ended June 30, 2024, an investor converted 2,100 preferred shares with a stated value of $210,000, at a conversion price of $0.00095, into 221,052,632 common shares. No gain or loss was recognized in the financial statements.

As of June 30, 2025 and June 30, 2024, the Company had 6,651 and 8,851 shares of Series C Preferred Stock outstanding, respectively. The fair value of the outstanding shares was $665,100 and $885,100, respectively.

4.	COMMON STOCK

Year Ended June 30, 2025

On November 11, 2022, the Company entered into a Purchase Agreement with an investor for the sale of up to $45,000,000 of shares of common stock. For the year ended June 30, 2025, the Company issued 118,513,734 shares of common stock for $2,250,000 under the purchase agreement at prices of $0.0156 - $0.02024, pursuant to purchase notices received from the investor. The finance cost of $48,075 was deducted from the gross proceeds, leaving net proceeds of $2,201,925.

On November 22, 2024, the Company issued 231,578,947 shares of common stock, upon conversion of 2,200 shares of preferred stock with a stated value of $220,000 at a conversion price of $0.00095.

Year Ended June 30, 2024

On November 11, 2022, the Company entered into a Purchase Agreement with an investor for the sale of up to $45,000,000 of common stock. For the year ended June 30, 2024, the Company issued 86,395,059 shares of common stock for $900,000 under the purchase agreement at prices of $0.0094 - $0.0133, pursuant to purchase notices received from the investor. The finance cost of $21,075 was deducted from the gross proceeds, leaving net proceeds of $878,925.

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

As of June 30, 2025, under the 2019 Plan, there were 279,270,561 stock options and shares issued, with 20,729,439 shares remaining available for issuance.

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

As of July 1, 2024, the maximum number of shares issuable under the 2022 Equity Incentive Plan increased to 953,548,700 shares, based on the Company’s fully diluted capitalization of 6,356,991,335. As of June 30, 2025, there were 448,600,000 stock options and shares issued, with 504,948,700 shares remaining available for issuance under the 2022 Plan.

6.	STOCK OPTIONS AND WARRANTS

Options

Transactions involving our options are summarized as follows:

Year Ended June 30, 2025

			Weighted
		Weighted	Average
		Average	Grant-Date
	Number of	Exercise	Per Share
	Options	Price	Fair Value
Options outstanding at June 30, 2024	266,894,499	$0.011	$0.011
Granted	275,000,000	$0.017	$0.013
Canceled/Expired	(109,595,255)	$0.016	$0.012
Exercised	(3,333,333)	$0.016	$0.013
Options outstanding at June 30, 2025	428,965,911	$0.013	$0.012

Year Ended June 30, 2024

			Weighted
		Weighted	Average
		Average	Grant-Date
	Number of	Exercise	Per Share
	Options	Price	Fair Value
Options outstanding at June 30, 2023	163,894,499	$0.006	$0.006
Granted	103,000,000	$0.012	$0.012
Canceled/Expired	-	$-	$-
Exercised	-	$-	$-
Options outstanding at June 30, 2024	266,894,499	$0.011	$0.011

Details of our options outstanding as of June 30, 2025, is as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
252,965,911	0.011	1.31	3.93

Details of our options outstanding as of June 30, 2024, is as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
264,144,499	0.0106	3.16	3.15

Grant date fair value of the stock options was calculated using a modified Black Scholes option pricing model. The grant date fair value is recognized as an expense over the term of the options as they vest or on a straight-line basis. Total stock compensation expense related to the options for the year ended June 30, 2025 and 2024, was $665,058 and $1,307,984, respectively. As of June 30, 2025 there was approximately $1.6 million of unrecognized compensation cost related to the options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.94 years.

During the year ended June 30, 2025, the significant assumptions used in the calculation of grant date fair value of the stock options are as follows:

Risk free interest rate	4.09% – 4.25%
Expected volatility	114% – 119%
Stock price per share	$0.0165-$0.0237
Expected term [1]	4.25-4.50 years

[1]	When determining the expected term for options issued, the Company used the simplified method.

Warrants

Transactions involving our warrants are summarized as follows:

Year Ended June 30, 2025

Weighted Average
	Number of	Exercise
	Warrants	Price
Warrants outstanding at June 30, 2024	78,095,239	$0.121
Issued	-	$-
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at June 30, 2025	78,095,239	$0.121

Year Ended June 30, 2024

		Weighted Average
	Number of	Exercise
	Warrants	Price
Warrants outstanding at June 30, 2023	86,495,239	$0.121
Issued	-	$-
Canceled/Expired	-	$-
Exercised	(8,400,000)	$(0.094)
Warrants outstanding at June 30, 2024	78,095,239	$0.121

Details of our warrants outstanding as of June 30, 2025, is as follows:

Warrants Exercisable	Weighted Average Contractual Life of Warrants Outstanding and Exercisable (Years)
78,095,239	0.67

Details of our warrants outstanding as of June 30, 2024, is as follows:

Warrants Exercisable	Weighted Average Contractual Life of Warrants Outstanding and Exercisable (Years)
78,095,239	0.67

7.	EQUITY SECURITIES, RELATED PARTY

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

Also, on November 11, 2022 the Company purchased a bond receivable of TECO for a subscription amount of $3 million. The issuance of the bond receivable is through a Tap Issue Addendum to TECO’s secured convertible notes agreement dated June 1, 2022, pursuant to which Nordic Trustee AS is acting as the security agent on behalf of the note holders. The bond receivable would have matured on June 1, 2025, and would have been converted into shares at a rate of NOK 5.0868 per share. The note bore interest at the rate of 8% per year, which was paid quarterly in arrears. For the year ended June 30, 2024, the Company recognized interest income of $226,094.

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

During December 2024, it came to the Company’s attention that TECO filed for bankruptcy and their shares were suspended from trading on the Euronext Growth on Oslo Stock Exchange. In January 2025, TECO was delisted. Based on these events, the Company determined the fair value of their shares was $0 as of June 30, 2025.

On December 17, 2024, the Company entered a share allocation agreement with TECO HOLDING AS, in which Bacchus AS (“Newco”, a wholly owned subsidiary of TECO HOLDINGS AS, and a private entity) intends to acquire the shares and other assets owned by TECO 2030 ASA. TECO HOLDINGS AS then agreed to transfer shares in Newco equal to 13.32% or 39,350,000 shares of Newco to the Company free of charge, encumbrances, and other liens. Concurrently with the transfer of shares under the allocation agreement, a representative of the Company, whenever preferred, is appointed to the board of directors of Newco. Due to there being no readily determinable fair value, the Company elected to value their investment in Newco at costs minus impairment which, as of June 30, 2025, was $0. If, in the future, the Company identifies observable price changes in orderly transactions for an identical or similar investment, we may measure our investment in Newco at fair value as of the date the observable transaction occurred.

The following table summarizes our equity investments in TECO:

Date of Investment	Number of Shares	Cost Basis	Fair Value as of June 30, 2024	Unrealized Loss	Fair Value as of June 30, 2025
November 24, 2022	13,443,875	$7,000,000	$1,880,032	$(1,880,032)	$-
May 24, 2024	15,884,744	3,139,302	2,221,370	(2,221,370)	-
Total	29,328,619	$10,139,302	$4,101,402	$(4,101,402)	$-

8.	INVESTMENT INCOME

The following table summarizes our investment income.

	Year Ended June 30, 2025	Year Ended June 30, 2024
Interest earned on cash (NOTE 2)	$1,256,615	$455,772
Interest earned on Treasury Bills considered cash equivalents (NOTE 2)	415,716	1,136,520
Interest earned on Treasury Bills considered short-term investments (NOTE 2)	58,857
Interest earned on Certificates of Deposit [1]	-	123,881
Interest earned on TECO bond (NOTE 7)	-	54,375
Interest earned on TECO bond (NOTE 8)	-	226,094
Dividends and other	6,228	17,332
Total investment income	$1,737,416	$2,013,974

[1]	On September 12, 2023, the Company invested in a $5,000,000 certificate of deposit (CD), which matured on March 12, 2024. CDs should be reported as part of cash and cash equivalents at cost plus accrued interest if less than 90 days from the purchase date, and on its own line in the financial statements if the purchase is greater than 90 days. The CD has been classified as a short-term investment due to the length of time to maturity at acquisition and was measured using Level 1. The CD was reinvested upon maturity. The Company recognized interest income of $123,881 which was reported in the Company’s financial statements as of June 30, 2024.

9. COMMITMENTS AND CONTINGENCIES

Effective October 1, 2024, the Company extended its research agreement with the University of Iowa through September 30, 2025. As consideration under the research agreement, the University of Iowa will receive a maximum of $302,459 from the Company in four equal installments of $75,615. The agreement can be terminated by either party upon sixty (60) days prior written notice to the other. As of June 30, 2025, there is a balance due of $151,230 per the agreement.

Effective October 1, 2024, the Company extended its research agreement with the University of Michigan through September 30, 2025. As consideration under the research agreement, the University of Michigan will receive a maximum of $252,246 from the Company. In the event of early termination by the Company, the Company will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of June 30, 2025, there is a balance due of $38,821 per the agreement.

Effective June 1, 2025, the Company entered into a research agreement with the University of Texas at Austin through June 30, 2026. As consideration under the research agreement, the University of Texas at Austin will receive a maximum of $429,930 from the Company. In the event of early termination by the Company, the Company will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of June 30, 2025, there is a balance due of $143,310 per the agreement.

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

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amount when the realization is uncertain. Included in the balance at June 30, 2025 and 2024, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended June 30, 2025 and 2024, the Company did not recognize interest or penalties.

At June 30, 2025, the Company had net operating loss carry-forward of approximately $30,620,639, which expires in future years. No tax benefit has been reported in the June 30, 2025 and 2024 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2025 and 2024 due to the following:

	6/30/2025	6/30/2024
Book income (loss)	$(1,727,524)	$(2,075,055)
Non-deductible expenses	143,419	1,535,200
Depreciation and amortization	(1,310)	3,455
Valuation Allowance	1,585,415	536,400
Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of June 30, 2025 and 2024:

	6/30/2025	6/30/2024
Deferred tax assets:
NOL carryover	$6,430,334	$5,314,015
Research and development	-	1,009,530
Related party accrual	-	9,625
Depreciation and amortization	11	-
Deferred tax liabilities:
Depreciation and amortization	-	(3,095)

Less Valuation Allowance	$(6,430,345)	$(6,330,075)
Income tax expense	$-	$-

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

Shareholders Loan

During the period ended December 31, 2022, the Company entered into a $211,750 loan with the Company’s CEO for the repayment of accrued salary expense. The loan bore interest of five percent (5%) and was to be repaid with monthly payments of $9,290, including interest and principal over a two-year period. As of June 30, 2025 and June 30, 2024, the principal balance remaining on the loan was $0 and $45,829, respectively and interest paid during the year ended June 30, 2025 and 2024 was $620 and $4,558, respectively.

Other Related Party Activity

See Note 7 for related party transactions with respect to TECO 2030 A.S.A. and Newco.

12.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855 and had none to report.