Form 10-Q
period 2025-09-30
SUNHYDROGEN, INC.
filed 2025-11-10
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

(805) 966-6566

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of registrant’s common stock outstanding, as of November 10, 2025 was 5,438,414,015.

SUNHYDROGEN, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2025	2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,465,159	$34,628,625
Accounts receivable, related party	1,250	-
Prepaid expenses	70,035	72,313
Interest receivable	30,773	25,223
Short-term investments	1,978,096	2,997,460

TOTAL CURRENT ASSETS	35,545,313	37,723,621

OTHER ASSETS

PROPERTY & EQUIPMENT
Machinery and equipment	36,830	36,830
Vehicle	152,260	152,260
	189,090	189,090
Less: accumulated depreciation	(49,194)	(40,660)

NET PROPERTY AND EQUIPMENT	139,896	148,430

INTANGIBLE ASSETS
Trademark, net of amortization of $971 and $942, respectively	171	200
Patents, net of amortization of $51,114 and $49,474, respectively	50,029	51,669

TOTAL INTANGIBLE ASSETS	50,200	51,869

TOTAL OTHER ASSETS	190,096	200,299

TOTAL ASSETS	$35,735,409	$37,923,920

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other payables	$668,148	$527,619
Accrued expenses	98,694	147,323

TOTAL LIABILITIES	766,842	674,942

COMMIMENTS AND CONTINGENCIES	-	-

Series C 10% Preferred Stock, 5,165 and 6,651 shares issued and outstanding, redeemable value of $516,500 and $665,100, respectively	516,500	665,100

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 10,000,000,000 authorized common shares 5,438,414,015 shares issued and outstanding, respectively	5,438,414	5,438,414
Additional Paid in Capital	130,651,981	131,224,014
Accumulated deficit	(101,638,328)	(100,078,550)

TOTAL SHAREHOLDERS’ EQUITY	34,452,067	36,583,878

TOTAL LIABILITIES, PREFERRED STOCK SUBJECT TO REDEEMPTION AND SHAREHOLDERS’ EQUITY	$35,735,409	$37,923,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2025	2024

REVENUE
Services, related party	$1,250	$-

OPERATING EXPENSES
Selling and Marketing	9,496	324
General and administrative expenses	705,977	418,744
Research and development cost	1,198,719	608,005
Depreciation and amortization	10,203	9,354

TOTAL OPERATING EXPENSES	1,924,395	1,036,427

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(1,923,145)	(1,036,427)

OTHER INCOME/(EXPENSES)
Investment income	377,170	479,723
Dividend expense	(16,764)	(1,306)
Unrealized gain/(loss) on change in fair value of investment, related party	-	(1,488,285)
Unrealized gain/(loss) on change in fair value of short-term investments	727	-
Realized (gain)/loss	2,234	-
Interest expense	-	(543)

TOTAL OTHER INCOME (EXPENSES)	363,367	(1,010,411)

NET INCOME (LOSS)	$(1,559,778)	$(2,046,838)

BASIC & DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC & DILUTED	5,438,414,015	5,102,454,360

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Preferred stock			Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2024	-	$-	$885,100	5,087,245,974	$5,087,246	$128,488,199	$(91,852,243)	$41,723,202
Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	118,513,734	118,514	2,083,411	-	2,201,925
Stock compensation expense	-	-	-	-	-	9,981	-	9,981
Net Loss	-	-	-	-	-	-	(2,046,838)	(2,046,838)
Balance at September 30, 2024	-	$-	$885,100	5,205,759,708	$5,205,760	$130,581,591	$(93,899,081)	$41,888,270

Balance at June 30, 2025	-	$-	$665,100	5,438,414,015	$5,438,414	$131,224,014	$(100,078,550)	$36,583,878
Purchase and cancellation of Series C preferred shares	-	-	(148,600)	-	-	(851,400)	-	(851,400)
Stock compensation expense	-	-	-	-	-	279,367	-	279,367
Net Loss	-	-	-	-	-	-	(1,559,778)	(1,559,778)
Balance at September 30, 2025	-	$-	$516,500	5,438,414,015	$5,438,414	$130,651,981	$(101,638,328)	$34,452,067

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	(1,559,778)	(2,046,838)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	10,203	9,354
Stock based compensation expense for services	279,367	9,981
Unrealized (gain)/loss on change in fair value of short-term investments	(727)	-
Realized gain/(loss)	(2,234)	-
Unrealized (gain)/loss on change in fair value of investment, related party	-	1,488,285
Change in assets and liabilities :
Accounts receivable, related party	(1,250)	-
Prepaid expense	2,278	(28,843)
Other receivables	(5,550)	-
Accounts payable	140,222	(79,969)
Accrued expenses	(48,629)	(56,034)
NET CASH USED IN OPERATING ACTIVITIES	(1,186,098)	(704,064)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments in corporate securities	(1,977,368)	-
Redemption of short term investments in corporate securities	3,000,000	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,022,632	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party note payable	-	(36,622)
Net proceeds from common stock purchase agreements	-	2,201,925
Purchase of Series C preferred shares	(1,000,000)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,000,000)	2,165,303

Net increase (decrease) in cash and cash equivalents	(1,163,466)	1,461,239
Cash and cash equivalents - beginning of period	34,628,625	39,044,795
Cash and cash equivalents - end of period	33,465,159	40,506,034

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$543
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(Unaudited)

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

SunHydrogen, Inc. (the “Company”) was incorporated in the state of Nevada on February 18, 2009. The Company, based in Coralville, IA began operations on February 19, 2009.

Line of Business

The Company is developing an efficient and cost-effective way to produce green hydrogen using sunlight and any source of water. Just like a solar panel is comprised of multiple cells that generate electricity, our hydrogen panel encases multiple hydrogen generators immersed in water. Each hydrogen generator contains billions of electroplated nanoparticles, autonomously splitting water into hydrogen and oxygen. We believe our technology has the potential to be one of – if not the most – economical green hydrogen solutions: Unlike traditional water electrolysis for hydrogen, our process requires no external power other than sunlight and uses efficient and low-cost materials.

In parallel, we are developing a new methodology that utilizes commercially available, mass-produced thin-film solar cells and modules, which are re-engineered with our proprietary hydrogen module design to enhance fault tolerance and increase hydrogen production efficiency. While this approach is based on principles similar to our nanoparticle technology, it leverages a mature manufacturing platform, enabling a potentially faster market entry.

The Company remains committed to our patented nanoparticle-based approach to renewable hydrogen production. However, this new methodology, which aligns closely with our nanoparticle technology, benefits from an established manufacturing base. Our core mission remains the replacement of fossil fuel-derived hydrogen with renewable hydrogen.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ended June 30, 2026. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2025.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The following table provides detail of our cash and cash equivalents.

	September 30, 2025	June 30, 2025
Cash	$25,839,194	$27,993,513
U.S. Treasury bills	7,625,965	6,635,112
Total cash and cash equivalents	$33,465,159	$34,628,625

The U.S. Treasury bills have a credit quality indicator of AA/A.

Short Term Investments

The Company’s short-term investments are carried at fair value with changes in fair value recognized in net income.

The following table provides detail of our short-term investments as of September 30, 2025, which consisted of U.S. Treasury bills with an original maturity of more than three months.

Purchase Date	Maturity Date	Cost Basis of Investment	Fair Value of Investment
July 30, 2025	November 13, 2025	$987,677	$987,883
August 28, 2025	November 28, 2025	989,692	990,213
		$1,977,369	$1,978,096

During the three months ended September 30, 2025, the Company recognized a gain on change in fair value of short-term investments of $727.

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of September 30, 2025, the cash balance in excess of the FDIC limits was $31,837,838. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

The Company recognized depreciation expense of $8,534 and $7,684 for the three months ended September 30, 2025 and 2024, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	September 30, 2025	June 30, 2025

Trademark-gross	10 years	$1,142	$1,142
Less accumulated amortization		(971)	(942)
Trademark-net		$171	$200

Patents-gross	15 years	$101,143	$101,143
Less accumulated amortization		(51,114)	(49,474)
Patents-net		$50,029	$51,669

The Company recognized amortization expense of $1,669 and $1,670 for the three months ended September 30, 2025 and 2024, respectively.

Future Amortization Expense

Year	Amount
2026 (remaining)	$5,009
2027	6,650
2028	6,565
2029	6,565
2030	6,565
Thereafter	18,846
$50,200

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the three months ended September 30, 2025 and 2024, the Company determined no impairment was required.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract with the customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4. Allocate the transaction price. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company generates revenue primarily from consulting services for providing technical and strategic consultancy services in support of ongoing projects. The Company’s consulting services are invoiced monthly based on actual hours for the services at a standard rate per hour plus any reimbursements for travel expenses. Consulting services may be terminated by either party with 30 days written notice.

During the three months ended September 30, 2025, we generated revenue from consulting services of $1,250.

Accounts Receivable

We record accounts receivable at the invoiced amount and we do not charge interest. We determine the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. There were no provisions for doubtful accounts recorded as of September 30, 2025 and June 30, 2025. The Company recorded $0 in bad debt expense for the three months ended September 30, 2025.

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the three months ended September 30, 2025 and 2024. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards, if dilutive.

The total potential common shares as of September 30, 2025, include 428,965,911 stock options, 78,095,239 common stock purchase warrants, and 543,684,211 common shares issuable upon conversion of the 5,165 outstanding Series C Preferred shares. Stock options, common stock purchase warrants, and common shares issuable upon conversion of Series C Preferred shares were not included in the calculation of net earnings per share because their impact on income per share is antidilutive.

The total potential common shares as of September 30, 2024, include 259,965,911 stock options, 78,095,239 common stock purchase warrants, and 931,684,211 common shares issuable upon conversion of the 8,851 outstanding Series C Preferred shares. Stock options, common stock purchase warrants, and common shares issuable upon conversion of Series C Preferred shares were not included in the calculation of net earnings per share because their impact on income per share is antidilutive.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of September 30, 2025, the amounts reported for cash, accrued interest and other expenses, notes payables, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows (See Note 7):

September 30, 2025

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$1,978,096	$-	$1,978,096	$-
	$1,978,096	$-	$1,978,096	$-

June 30, 2025

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$2,997,460	$2,997,460	$-	$-
	$2,997,460	$2,997,460	$-	$-

As of September 30, 2025 and June 30, 2025, the Equity securities, related party had a fair value of $0 which was measured using a level 3 input due to the underlying securities no longer trading on an active stock exchange (See Note 7).

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $1,198,719 and $608,005 for the three months ended September 30, 2025 and 2024, respectively.

Advertising and Marketing

Advertising and marketing cost are expensed as incurred. Total advertising and marketing costs were $9,496 and $324 for the three months ended September 30, 2025 and 2024, respectively.

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

As the Company generated minimal revenues in the current fiscal year, the CODM assessed Company performance through the achievement of target identification goals. In addition to the Company’s Statement of Operations, the CODM regularly works to develop budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

Recently Issued Accounting Pronouncements

Management believes that no recently issued accounting standards, which are not yet effective, would have a material impact on the accompanying unaudited financial statements as of September 30, 2025, if adopted at this time.

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

During the three months ended September 30, 2025, the Company repurchased and cancelled 1,486 shares of Series C Preferred Stock with a stated value of $148,000 for $1,000,000. The Company made a reduction of additional paid in capital of $851,400 and no gain or loss was recognized in the financial statements.

As of September 30, 2025 and June 30, 2025, the Company had 5,165 and 6,651 shares of Series C Preferred Stock outstanding, respectively. The fair value of the outstanding shares was $516,500 and $665,100, respectively.

4.	COMMON STOCK

Three Months Ended September 30, 2025

During the three months ended September 30, 2025 the Company did not issue any shares of its common stock.

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

As of September 30, 2025, under the 2019 Equity Incentive Plan, there were 279,270,561 stock options and shares issued, with 20,729,439 shares remaining available for issuance.

2022 Equity Stock Incentive Plan

On January 27, 2022, the Company adopted the 2022 Equity Incentive Plan, to enable the Company to attract and retain the types of employees, consultants, and directors who will contribute to the Company’s long-range success. The maximum number of shares of common stock that may be issued under the 2022 Plan is initially 400,000,000. The number of shares automatically be increases on the first day of the Company’s fiscal year beginning in 2023 so that the total number of shares issuable equals fifteen percent (15%) of the Company’s fully diluted capitalization on the first day of the Company’s fiscal year, unless the Board adopts a resolution providing that the number of shares issuable under the 2022 Plan shall not be so increased.

As of July 1, 2025, the maximum number of shares issuable under the 2022 Equity Incentive Plan increased to 996,837,064 shares, based on the Company’s fully diluted capitalization of 6,356,991,335. As of September 30, 2025, there were 348,600,000 stock options and shares issued, with 648,237,064 shares remaining available for issuance under the 2022 Plan.

6.	STOCK OPTIONS AND WARRANTS

Options

Transactions involving our options are summarized as follows:

Weighted
Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at June 30, 2025	428,965,911	$0.013	$0.012
Granted	-	$-	$-
Canceled/Expired	-	$-	$-
Exercised	-	$-	$-
Options outstanding at September 30, 2025	428,965,911	$0.013	$0.012

Details of our options outstanding as of September 30, 2025, is as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
253,215,911	0.011	1.97	3.67

Total stock compensation expense related to the options for the three months ended September 30, 2025 and 2024, was $279,367 and $9,981, respectively. As of September 30, 2025 there was approximately $1.3 million of unrecognized compensation cost related to the options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.6 years.

Warrants

Transactions involving our warrants are summarized as follows:

Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding at June 30, 2025	78,095,239	$0.121
Issued	-	$-
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at September 30, 2025	78,095,239	$0.121

Details of our warrants outstanding as of September 30, 2025, is as follows:

Warrants Exercisable	Weighted Average Contractual Life of Warrants Outstanding and Exercisable (Years)
78,095,239	0.67

7.	EQUITY SECURITIES, RELATED PARTY

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

On December 17, 2024, the Company entered a share allocation agreement with TECO HOLDING AS, in which Bacchus AS (“Newco”, a wholly owned subsidiary of TECO HOLDINGS AS, and a private entity) intends to acquire the shares and other assets owned by TECO 2030 ASA. TECO HOLDINGS AS then agreed to transfer shares in Newco equal to 13.32% or 39,350,000 shares of Newco to the Company free of charge, encumbrances, and other liens. Concurrently with the transfer of shares under the allocation agreement, a representative of the Company, whenever preferred, is appointed to the board of directors of Newco. Hans-Peter Klein, Director of Business Operations for SunHydrogen was appointed to the board on July 27, 2025. Due to there being no readily determinable fair value, the Company elected to value their investment in Newco at costs minus impairment which, as of June 30, 2025, was $0. If, in the future, the Company identifies observable price changes in orderly transactions for an identical or similar investment, we may measure our investment in Newco at fair value as of the date the observable transaction occurred.

The following table summarizes our equity investments in TECO:

Date of Investment	Number of Shares	Cost Basis	Fair Value as of June 30, 2025	Unrealized Loss	Fair Value as of September 30, 2025
November 24, 2022	13,443,875	$7,000,000	$-	$-	$-
May 24, 2024	15,884,744	3,139,302	-	-	-
Total	29,328,619	$10,139,302	$-	$-	$-

8.	INVESTMENT INCOME

The following table summarizes our investment income.

	September 30, 2025	September 30, 2024
Interest earned on cash (NOTE 2)	$287,799	$356,736
Interest earned on Treasury Bills (NOTE 2)	88,653	121,202
Dividends and other	718	1,785
Total investment income	$377,170	$479,723

9.	COMMITMENTS AND CONTINGENCIES

Effective October 1, 2024, the Company extended its research agreement with the University of Iowa through September 30, 2025. As consideration under the research agreement, the University of Iowa will receive a maximum of $302,459 from the Company in four equal installments of $75,615. The agreement can be terminated by either party upon sixty (60) days prior written notice to the other. As of September 30, 2025, we owed the University of Iowa $75,615 under the agreement.

Effective August 4, 2025, the Company extended its research agreement with the University of Michigan through September 30, 2026. As consideration under the research agreement, the University of Michigan will receive a maximum of $101,888 from the Company. In the event of early termination by the Company, the Company will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of September 30, 2025, we owed the University of Michigan $77,320 under the agreement.

Effective June 1, 2025, the Company entered into a research agreement with the University of Texas at Austin through June 30, 2026. As consideration under the research agreement, the University of Texas at Austin will receive a maximum of $429,930 from the Company. In the event of early termination by the Company, the Company will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of September 30, 2025, we owed the University of Texas $286,620 under the agreement.

The Company began renting lab space in February 2022. The lab rental is on a month-to-month basis and is cancellable with a thirty (30) day notice. On April 1, 2025, the Company renewed the space needed for its lab work at a monthly rent of $7,900 per month. Due to the rental being month-to-month, ASC 842 lease accounting is not applicable.

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

Shareholders Loan

During the period ended December 31, 2022, the Company entered into a $211,750 loan with the Company’s CEO for the repayment of accrued salary expense. The loan bore interest of five percent (5%) per year, and payments were due monthly in the amount of $9,290, including interest and principal over a two-year period. As of September 30, 2025 and June 30, 2025, the principal balance remaining on the loan was $0, respectively and interest paid during the three months ended September 30, 2025 and 2024 was $0 and $536, respectively.

Other Related Party Activity

During the three months ended September 30, 2025, the Company had accounts receivable and service income of $1,250, respectively with a related party for consulting services.

See Note 7 for related party transactions with respect to TECO 2030 A.S.A.

11.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855 and had the following to report.

Effective October 1, 2025, the Company amended its previous lease agreement for lab space to move from its current office to a new office suite and add a laboratory suite which increased the total rent to $11,100 per month for the remainder of the lease term through March 31, 2026.

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

We believe the SunHydrogen solution we are developing potentially offers an efficient and cost-effective way to produce renewable hydrogen using sunlight and any source of water. Our core technology is a self-contained, nanoparticle-based hydrogen generator that mimics photosynthesis to split water molecules, resulting in hydrogen. By optimizing the science of water electrolysis at the nano-level, we are developing what we believe a low-cost method to potentially produce environmentally friendly renewable hydrogen.

In parallel, we are developing a new methodology that utilizes commercially available, mass-produced thin-film solar cells and modules, which are re-engineered with our proprietary hydrogen module design to enhance fault tolerance and increase hydrogen production efficiency. While this approach is based on principles similar to our nanoparticle technology, it leverages a mature manufacturing platform, enabling a potentially faster market entry.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2025, the amounts reported for cash, investment in affiliate, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2025, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements are disclosed in notes to the financial statements.

Results of Operations for the Three Months ended September 30, 2025 compared to Three Months Ended September 30, 2024

Revenues

Revenues for the three months ended September 30, 2025 were $1,250, compared to $0 for the three months ended September 30, 2024. The net change of $1,250 in revenue was due to the Company providing consulting services to a related party during the three months ended September 30, 2025 with no similar consulting services provided in the same period of the prior year.

Operating Expenses

Operating expenses for the three months ended September 30, 2025 were $1,924,395, compared to $1,036,427 for the three months ended September 30, 2024. The net change of $887,968 in operating expenses consisted primarily of an increase in research and development costs, in general and administrative expenses and selling and marketing expenses due to increased efforts in operations.

Other Income/(Expenses)

Other income and (expenses) for the three months ended September 30, 2025 were $363,367, compared to $(1,010,411) for the three months ended September 30, 2024. The increase in other income of $1,373,778 was mainly the result of an unrealized loss on the Company’s investment in TECO (Equity securities, related party) in the prior period compared to no unrealized gain/(loss) on the Company’s investment in TECO in the current period offset by slight changes in investment income, dividend expense, unrealized and realized gain and losses.

Net Loss

For the three months ended September 30, 2025, our net loss was $1,559,778, compared to a net loss of $2,046,838 for the three months ended September 30, 2024. The decrease in net loss of $487,060 was primarily due to an unrealized loss on the Company’s investment in TECO (Equity securities, related party on the Condensed Balance Sheets) in the prior period compared to no unrealized gain/(loss) on the Company’s investment in TECO in the current period. In addition, the Company generated revenues in the current period compared to none in the prior period and had a large increase in operating expenses in the current period compared to the prior period due to increased efforts in operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2025, we had a working capital surplus of $34,778,471, compared to a working capital surplus of $37,048,679 as of June 30, 2025. This decrease in working capital of $2,270,208 was primarily due to a decrease in cash and short-term investments offset by an increase in current liabilities.

Cash used in operating activities was $1,186,098 for the three months ended September 30, 2025, compared to $704,064 for the three months ended September 30, 2024. The net increase of $482,034 in cash used in operating activities was due to a $487,060 decrease in the net loss, change of $31,121 in prepaid expenses, $227,596 change in accounts payable and accrued expenses offset by $1,221,011 change in non-cash net expenses, $1,250 change in accounts receivable, related party, and $5,550 change in other receivables. In addition, the Company had revenues in the current period compared to none in the prior period.

Cash provided by investing activities during the three months ended September 30, 2025 and September 30, 2024 was $1,022,632 and $0, respectively. The net increase of $1,022,632 in cash provided by investing activities was due to the redemption of short-term investments in corporate securities offset by the purchase of short-term investments in corporate securities during the three months ended September 30, 2025 with no similar transactions in the three months ended September 30, 2024.

Cash provided by (used in) financing activities during the three months ended September 30, 2025 and September 30, 2024 was $(1,000,000) and $2,165,303, respectively. The net decrease of $3,165,303 in cash provided by (used in) financing activities was due to decreased proceeds from a purchase agreement entered with an investor for the sale of up to $45,000,000 of common stock during the three months ended September 30, 2024 with no similar transactions in the three months ended September 30, 2025 and an increase in cash used for the purchase of Series C preferred shares during the three months ended September 30, 2025 with no similar transactions in the three months ended September 30, 2024.

Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements and registered offerings of our securities, as we have generated minimal revenues to date.

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

As of September 30, 2025, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to, nor is any of our property currently the subject of, any material legal proceeding.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on September 15, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

November 10, 2025	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)