Form 10-Q
period 2025-12-31
SUNHYDROGEN, INC.
filed 2026-02-13
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

The number of shares of registrant’s common stock outstanding, as of February 12, 2026 was 5,462,828,078.

SUNHYDROGEN, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNHYDROGEN, INC.

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2025	2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,406,780	$34,628,625
Prepaid expenses	40,154	72,313
Interest receivable	30,092	25,223
Short-term investments	19,833,262	2,997,460

TOTAL CURRENT ASSETS	34,310,288	37,723,621

OTHER ASSETS

PROPERTY & EQUIPMENT
Machinery and equipment	36,830	36,830
Vehicle	152,260	152,260
	189,090	189,090
Less: accumulated depreciation	(57,727)	(40,660)

NET PROPERTY AND EQUIPMENT	131,363	148,430

INTANGIBLE ASSETS
Trademark, net of amortization of $999 and $942, respectively	143	200
Patents, net of amortization of $52,756 and 49,474, respectively	48,387	51,669

TOTAL INTANGIBLE ASSETS	48,530	51,869

TOTAL OTHER ASSETS	179,893	200,299

TOTAL ASSETS	$34,490,181	$37,923,920

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other payables	$676,430	$527,619
Accrued expenses	64,265	147,323

TOTAL LIABILITIES	740,695	674,942

COMMIMENTS AND CONTINGENCIES	-	-

Series C 10% Preferred Stock, 5,165 and 6,651 shares issued and outstanding, redeemable value of $516,500 and $665,100, respectively	516,500	665,100

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 10,000,000,000 authorized common shares 5,438,414,015 shares issued and outstanding, respectively	5,438,414	5,438,414
Additional Paid in Capital	130,931,348	131,224,014
Accumulated deficit	(103,136,776)	(100,078,550)

TOTAL SHAREHOLDERS’ EQUITY	33,232,986	36,583,878

TOTAL LIABILITIES, PREFERRED STOCK SUBJECT TO REDEEMPTION AND SHAREHOLDERS’ EQUITY	$34,490,181	$37,923,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

REVENUE	$-	$-	$1,250	$-

OPERATING EXPENSES
Selling and Marketing	22,463	323	31,959	647
General and administrative expenses	667,355	621,609	1,373,332	1,040,353
Research and development cost	968,640	626,318	2,167,359	1,234,323
Depreciation and amortization	10,203	9,692	20,406	19,046

TOTAL OPERATING EXPENSES	1,668,661	1,257,942	3,593,056	2,294,369

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(1,668,661)	(1,257,942)	(3,591,806)	(2,294,369)

OTHER INCOME/(EXPENSES)
Investment income	276,078	439,645	653,248	919,368
Dividend expense	(13,019)	(39,565)	(29,783)	(40,871)
Unrealized gain/(loss) on change in fair value of investment, related party	-	(2,613,117)	-	(4,101,402)
Unrealized gain/(loss) on change in fair value of short-term investments	(115,408)	-	(114,681)	-
Realized gain/(loss)	22,562	-	24,796	-
Interest expense	-	(83)	-	(626)

TOTAL OTHER INCOME (EXPENSES)	170,213	(2,213,120)	533,580	(3,223,531)

NET INCOME (LOSS)	$(1,498,448)	$(3,471,062)	$(3,058,226)	$(5,517,900)

BASIC & DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC & DILUTED	5,438,414,015	5,303,929,044	5,438,414,015	5,203,191,703

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

						Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2024	-	$-	$885,100	5,087,245,974	$5,087,246	$128,488,199	$(91,852,243)	$41,723,202
Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	118,513,734	118,514	2,083,411	-	2,201,925
Stock compensation expense	-	-	-	-	-	9,981	-	9,981
Net Loss	-	-	-	-	-	-	(2,046,838)	(2,046,838)
Balance at September 30, 2024 (unaudited)	-	-	885,100	5,205,759,708	5,205,760	130,581,591	(93,899,081)	41,888,270
Preferred stock converted to common stock	-	-	(220,000)	231,578,947	231,579	(11,579)	-	220,000
Stock compensation expense	-	-	-	-	-	173,516	-	173,516
Net Loss	-	-	-	-	-	-	(3,471,062)	(3,471,062)
Balance at December 31, 2024 (unaudited)	-	-	665,100	5,437,338,655	5,437,339	130,743,528	(97,370,143)	38,810,724

Balance at June 30, 2025	-	$-	$665,100	5,438,414,015	$5,438,414	$131,224,014	$(100,078,550)	$36,583,878
Purchase and cancellation of Series C preferred shares	-	-	(148,600)	-	-	(851,400)	-	(851,400)
Stock compensation expense	-	-	-	-	-	279,367	-	279,367
Net Loss	-	-	-	-	-	-	(1,559,778)	(1,559,778)
Balance at September 30, 2025 (unaudited)	-	-	516,500	5,438,414,015	5,438,414	130,651,981	(101,638,328)	34,452,067
Stock compensation expense	-	-	-	-	-	279,367	-	279,367
Net Loss	-	-	-	-	-	-	(1,498,448)	(1,498,448)
Balance at December 31, 2025 (unaudited)	-	$-	$516,500	5,438,414,015	$5,438,414	$130,931,348	$(103,136,776)	$33,232,986

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNHYDROGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	(3,058,226)	(5,517,900)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation & amortization expense	20,406	19,046
Stock based compensation expense for services	558,734	183,497
Realized (gain)/loss	(25,148)	-
Unrealized (gain)/loss on change in fair value of investment, related party	114,681	4,101,402
Change in assets and liabilities:
Interest receivable on certificate of deposit	(4,869)	-
Prepaid expense	32,159	(164,585)
Accounts payable	148,811	(211,335)
Accrued expenses	(83,058)	20,939
NET CASH USED IN OPERATING ACTIVITIES	(2,296,510)	(1,568,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(22,128,164)	-
Redemption of short term investments	5,202,829	-
NET CASH USED IN INVESTING ACTIVITIES	(16,925,335)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Series C preferred shares	(1,000,000)	-
Repayment of related party note payable	-	(45,829)
Net proceeds from common stock purchase agreements	-	2,201,925
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,000,000)	2,156,096

Net increase (decrease) in cash and cash equivalents	(20,221,845)	587,160
Cash and cash equivalents - beginning of period	34,628,625	39,044,795
Cash and cash equivalents - end of period	14,406,780	39,631,955

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$626
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Conversion of Series C Preferred shares to common stock	$-	$220,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUNHYDROGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the year ended June 30, 2026. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2025.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The following table provides detail of our cash and cash equivalents.

	December 31, 2025	June 30, 2025
Cash	$5,635,110	$27,993,513
U.S. Treasury bills	8,771,670	6,635,112
Total cash and cash equivalents	$14,406,780	$34,628,625

The U.S. Treasury bills have a credit quality indicator of AA/A.

Short Term Investments

The Company’s short-term investments are carried at fair value with changes in fair value recognized in net income.

As of December 31, 2025, our short-term investments consisted of various investments held at a brokerage firm.

During the three and six months ended December 31, 2025, the Company recognized a loss on change in fair value of short-term investments of $115,408 and $114,681.

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of December 31, 2024, the cash balance in excess of the FDIC limits was $12,594,024. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

The Company recognized depreciation expense of $17,067 and $15,706 for the six months ended December 31, 2025 and 2024, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	December 31, 2025	June 30, 2025

Trademark-gross	10 years	$1,142	$1,142
Less accumulated amortization		(999)	(942)
Trademark-net		$143	$200

Patents-gross	15 years	$101,143	$101,143
Less accumulated amortization		(52,756)	(49,474)
Patents-net		$48,387	$51,669

The Company recognized amortization expense of $3,339 and $3,340 for the six months ended December 31, 2025 and 2024, respectively.

Future Amortization Expense

Year	Amount
2026 (remaining)	$3,339
2027	6,650
2028	6,565
2029	6,565
2030	6,565
Thereafter	18,846
$48,530

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the six months ended December 31, 2025 and 2024, the Company determined no impairment was required.

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

During the three and six months ended December 31, 2025, we generated revenue from consulting services of $0 and $1,250.

Accounts Receivable

We record accounts receivable at the invoiced amount and we do not charge interest. We determine the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. There were no provisions for doubtful accounts recorded as of December 31, 2025 and June 30, 2025. The Company recorded $0 in bad debt expense for the three and six months ended December 31, 2025.

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the three and six months ended December 31, 2025 and 2024. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards, if dilutive.

The total potential common shares as of December 31, 2025, include 428,965,911 stock options, 78,095,239 common stock purchase warrants, and 543,684,211 common shares issuable upon conversion of the outstanding 5,165 Series C Preferred shares. Stock options, common stock purchase warrants, and common shares issuable upon conversion of Series C Preferred shares were not included in the calculation of net earnings per share because their impact on income per share is antidilutive.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of December 31, 2025, the amounts reported for cash, accounts payable and other payables, and accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows (See Note 7):

December 31, 2025

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$19,833,262	$-	$19,833,262	$-
	$19,833,262	$-	$19,833,262	$-

June 30, 2025

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$2,997,460	$2,997,460	$-	$-
	$2,997,460	$2,997,460	$-	$-

As of December 31, 2025 and June 30, 2025, the Equity securities, related party had a fair value of $0 which was measured using a level 3 input due to the underlying securities no longer trading on an active stock exchange (See Note 7).

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $2,167,359 and $1,234,323 for the six months ended December 31, 2025 and 2024, respectively.

Advertising and Marketing

Advertising and marketing cost are expensed as incurred. Total advertising and marketing costs were $31,959 and $647 for the six months ended December 31, 2025 and 2024, respectively.

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

As the Company generated minimal revenues in the current fiscal year, the CODM assessed Company performance through the achievement of target identification goals. In addition to the Company’s Statement of Operations, the CODM regularly works to develop budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation

Recently Issued Accounting Pronouncements

Management believes that no recently issued accounting standards, which are not yet effective, would have a material impact on the accompanying unaudited financial statements as of December 31, 2025, if adopted at this time.

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

During the six months ended December 31, 2025, the Company repurchased and cancelled 1,486 shares of Series C Preferred Stock with a stated value of $148,600 for $1,000,000. The Company made a reduction of additional paid in capital of $851,400 and no gain or loss was recognized in the financial statements.

During the six months ended December 31, 2024, an investor converted 2,200 preferred shares with a stated value of $220,000, at a conversion price of $0.00095, into 231,578,947 common shares. No gain or loss was recognized in the financial statements.

As of December 31, 2025 and June 30, 2025, the Company had 5,165 and 6,651 shares of Series C Preferred Stock outstanding, respectively. The fair value of the outstanding shares was $516,500 and $665,100, respectively.

4.	COMMON STOCK

Six Months Ended December 31, 2025

During the six months ended December 31, 2025 the Company did not issue any shares of its common stock.

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

As of December 31, 2025, under the 2019 Equity Incentive Plan, there were 279,270,561 stock options and shares issued, with 20,729,439 shares remaining available for issuance.

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

As of July 1, 2025, the maximum number of shares issuable under the 2022 Equity Incentive Plan was increased to 996,837,064 shares, based on the Company’s fully diluted capitalization of 6,356,991,335. As of December 31, 2025, there were 348,600,000 stock options and shares issued, with 648,237,064 shares remaining available for issuance.

6.	STOCK OPTIONS AND WARRANTS

Options

Transactions involving our options are summarized as follows:

Weighted
		Weighted	Average
		Average	Grant-Date
	Number of	Exercise	Per Share
	Options	Price	Fair Value
Options outstanding at June 30, 2025	428,965,911	$0.013	$0.012
Granted	-	$-	$-
Canceled/Expired	-	$-	$-
Exercised	-	$-	$-
Options outstanding at December 31, 2025	428,965,911	$0.013	$0.012

Details of our options outstanding as of December 31, 2025, is as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
338,465,911	0.012	3.42	3.42

Total stock compensation expense related to the options for the six months ended December, 2025 and 2024, was $558,734 and $183,497, respectively. As of December 31, 2025 there was approximately $1.1 million of unrecognized compensation cost related to the Options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.95 years.

Warrants

Transactions involving our warrants are summarized as follows:

		Weighted
	Number of Shares	Average Exercise Price
Warrants outstanding at June 30, 2025	78,095,239	$0.121
Issued	-	$-
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at December 31, 2025	78,095,239	$0.121

Details of our warrants outstanding as of December 31, 2025, is as follows:

Warrants Exercisable	Weighted Average Contractual Life of Warrants Outstanding and Exercisable (Years)
78,095,239	0.17

7.	EQUITY SECURITIES, RELATED PARTY

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

During December 2024, it came to the Company’s attention that TECO filed for bankruptcy and their shares were suspended from trading on the Euronext Growth on Oslo Stock Exchange. In January 2025, TECO was delisted. Based on these events, the Company determined the fair value of their shares was $0 as of December 31, 2025.

On December 17, 2024, the Company entered a share allocation agreement with TECO HOLDING AS, in which Bacchus AS (“Newco”, a wholly owned subsidiary of TECO HOLDINGS AS, and a private entity) intends to acquire the shares and other assets owned by TECO 2030 ASA. TECO HOLDINGS AS then agreed to transfer shares in Newco equal to 13.32% or 39,350,000 shares of Newco to the Company free of charge, encumbrances, and other liens. Concurrently with the transfer of shares under the allocation agreement, a representative of the Company, whenever preferred, is appointed to the board of directors of Newco. Hans-Peter Klein, Director of Business Operations for SunHydrogen was appointed to the board on July 27, 2025. Due to there being no readily determinable fair value, the Company elected to value their investment in Newco at cost minus impairment which, as of June 30, 2025, was $0. If, in the future, the Company identifies observable price changes in orderly transactions for an identical or similar investment, we may measure our investment in Newco at fair value as of the date the observable transaction occurred.

The following table summarizes our equity investments in TECO:

Date of Investment	Number of Shares	Cost Basis	Fair Value as of June 30, 2025	Unrealized Loss	Fair Value as of December 31, 2025
November 24, 2022	13,443,875	$7,000,000	$-	$-	$-
May 24, 2024	15,884,744	3,139,302	-	-	-
December 31, 2025	72,818	24,600	-	-	-
Total	29,401,437	$10,163,902	$-	$-	$-

8.	INVESTMENT INCOME

The following table summarizes our investment income.

	December 31, 2025	December 31, 2024
Interest earned on cash (NOTE 2)	$481,002	$675,207
Interest earned on Treasury Bills (NOTE 2)	170,997	240,475
Dividends and other	1,249	3,686
Total investment income	$653,248	$919,368

9.	COMMITMENTS AND CONTINGENCIES

Effective October 1, 2024, the Company extended its research agreement with the University of Iowa through September 30, 2025. As consideration under the research agreement, the University of Iowa will receive a maximum of $302,459 from the Company in four equal installments of $75,615. The agreement can be terminated by either party upon sixty (60) days prior written notice to the other. As of December 31, 2025, further extensions of this agreement were under negotiations.

Effective August 4, 2025, the Company extended its research agreement with the University of Michigan through September 30, 2026. As consideration under the research agreement, the University of Michigan will receive a maximum of $101,888 from the Company. In the event of early termination by the Company, the Company will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of December 31, 2025, we owed the University of Michigan $21,611 under the agreement.

Effective June 1, 2025, the Company entered into a research agreement with the University of Texas at Austin through June 30, 2026. As consideration under the research agreement, the University of Texas at Austin will receive a maximum of $429,930 from the Company. In the event of early termination by the Company, the Company will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of December 31, 2025, we owed the University of Texas $429,930 under the agreement.

The Company began renting lab space in February 2022. The lab rental is on a month-to-month basis and is cancellable with a thirty (30) day notice. On April 1, 2025, the Company renewed the space needed for its lab work at a monthly rent of $7,900 per month. On October 1, 2025, the Company renewed the space needed for its lab work at a monthly rent of $11,100 per month. Due to the rental being month-to-month, ASC 842 lease accounting is not applicable.

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

Loan from CEO

During the period ended December 31, 2022, the Company entered into a $211,750 loan with the Company’s CEO for the repayment of accrued salary expense. The loan bore interest of five percent (5%) and was to be repaid with monthly payments of $9,290, including interest and principal over a two-year period. As of December 31, 2025 and June 30, 2025, the principal balance remaining on the loan was $0, respectively and interest paid during the six months ended December 31, 2025 and 2024 was $0 and $620, respectively.

Other Related Party Activity

See Note 7 for related party transactions with respect to TECO 2030 A.S.A. and Newco.

12.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855 and had the following subsequent events to report.

The Company received $500,000 for the issuance of 24,414,063 shares of the Company’s common stock.

The Company entered into a $400,000 promissory note with a third-party.

Subsequent to December 31, 2025, the Company entered into a Technology and Manufacturing Services agreement with a third party.

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

We believe the SunHydrogen solution we are developing potentially offers an efficient and cost-effective way to produce renewable hydrogen using sunlight and any source of water. Our core technology is a self-contained, nanoparticle-based hydrogen generator that mimics photosynthesis to split water molecules, resulting in hydrogen. By optimizing the science of water electrolysis at the nano-level, we are developing what we believe is a low-cost method to potentially produce environmentally friendly renewable hydrogen.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the six months ended December 31, 2025, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements are disclosed in notes to the financial statements.

Results of Operations for the Three Months ended December 31, 2025 compared to Three Months Ended December 31, 2024

Revenues

Revenues for the three months ended December 31, 2025 and 2024 were $0.

Operating Expenses

Operating expenses for the three months ended December 31, 2025 were $1,668,661, compared to $1,257,942 for the three months ended December 31, 2024. The net change of $41,719 in operating expenses consisted primarily of increases in research and development costs, in general and administrative expenses and selling and marketing expenses due to increased efforts in operations.

Other Income/(Expenses)

Other income and (expenses) for the three months ended December 31, 2025 were $170,213, compared to $(2,213,120) for the three months ended December 31, 2024. The increase in other income of $2,383,333 was mainly a result of an unrealized loss on the Company’s investment in TECO (Equity securities, related party on the Condensed Balance Sheets) in the prior period compared to no unrealized loss on the Company’s investment in TECO in the current year offset by slight changes in investment income, dividend expenses, and unrealized and realized gain losses in the current period compared to the prior year.

Net Loss

For the three months ended December 31, 2025, our net loss was $1,498,448, compared to a net loss of $3,471,062 for the three months ended December 31, 2024. The increase in net loss of $1,972,614 was primarily due to an unrealized loss on the Company’s investment in TECO (Equity securities, related party on the Condensed Balance Sheets) in the prior period compared to no unrealized loss on the Company’s investment in TECO in the current year.

Results of Operations for the Six Months ended December 31, 2025 compared to Six Months Ended December 31, 2024

Revenues

Revenues for the six months ended December 31, 2025 were $1,250, compared to $0 for the six months ended December 31, 2024. The net change of $1,250 in revenue was due to the Company providing consulting services to a related party during the six months ended December 31, 2025 with no similar consulting services provided in the same period of the prior year.

Operating Expenses

Operating expenses for the six months ended December 31, 2025 were $3,593,056, compared to $2,294,369 for the six months ended December 31, 2024. The net change of $1,298,687 in operating expenses consisted primarily of an increase in research and development costs and general, in general and administrative expenses and in selling and marketing expenses due to increased efforts in operations.

Other Income/(Expenses)

Other income and (expenses) for the six months ended December 31, 2025 were $533,580, compared to $(3,223,531) for the six months ended December 31, 2024. The increase in other income of $3,757,111 was primarily the result of an unrealized loss on the Company’s investment in TECO (Equity securities, related party on the Condensed Balance Sheets) in the prior period compared to no unrealized loss on the Company’s investment in TECO the current year partially offset by slight changes in investment income, dividend expense, and unrealized and realized gain and losses.

Net Loss

For the six months ended December 31, 2025, our net loss was $3,058,226, compared to a net loss of $5,517,900 for the six months ended December 31, 2024. The decrease in net loss of $2,459,674 was primarily due to the unrealized loss on the Company’s investment in TECO (Equity securities, related party on the Condensed Balance Sheets) in the prior period compared to no unrealized loss on the Company’s investment in TECO the current period. In addition, the Company generated minimal revenues in the current period and none in the prior year period and had a large increase in operating expenses in the current period compared to the prior year period due to increased efforts in operations.

 Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2025, we had working capital of $33,569,593, compared to $37,048,679 as of June 30, 2025. This decrease in working capital of $3,479,086 was primarily due to a decrease in cash and prepaids offset by increases in interest receivable, short-term investments, and total current liabilities.

Cash used in operating activities was $2,296,510 for the six months ended December 31, 2025, compared to $1,568,936 for the six months ended December 31, 2024. The net increase of $727,574 in cash used in operating activities was due to a $2,459,674 decrease in the net loss, a change of $196,744 in prepaid expenses, a change of $360,146 in accounts payable offset by $3,635,272 change in non-cash net expenses, $4,869 change in interest receivable and $103,997 change in accrued expenses. In addition, the Company had revenues in the current period company to none in the prior period.

Cash used in investing activities during the six months ended December 31, 2025 and December 31, 2024 was $16,925,335 and $0, respectively. The net increase of $16,925,335 in cash used in investing activities was due to the purchase of short-term investments offset by the redemption of short-term investments during the six months ended December 31, 2025 with no similar transactions in the six months ended December 31, 2024.

Cash provided by (used in) financing activities during the six months ended December 31, 2025 and December 31, 2024 was $(1,000,000) and $2,156,096, respectively. The net decrease of $3,156,096 in cash provided by (used in) financing activities was due to decreased proceeds from a purchase agreement entered with an investor for the sale of up to $45,000,000 of common stock during the six months ended December 31, 2024 with no similar transactions in the six months ended December 31, 2025 and an increase in cash used for the purchase of Series C preferred shares during the six months ended December 31, 2025 with no similar transactions in the six months ended December 31, 2024.

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

As of December 31, 2025, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

February 12, 2026	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young
Chief Executive Officer and
Acting Chief Financial Officer
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)