Form 10-Q
period 2026-03-31
SUNHYDROGEN, INC.
filed 2026-05-08
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of registrant’s common stock outstanding, as of May 8, 2026 was 5,727,959,657.

SUNHYDROGEN, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SUNHYDROGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Mach 31,	June 30,
	2026	2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,073,063	$34,628,625
Prepaid expenses	494,923	72,313
Interest receivable	33,807	25,223
Promissory note receivable, net of discount	371,384	-
Short-term investments	19,805,295	2,997,460

TOTAL CURRENT ASSETS	33,778,472	37,723,621

OTHER ASSETS

PROPERTY & EQUIPMENT
Machinery and equipment	36,830	36,830
Vehicle	152,260	152,260
	189,090	189,090
Less: accumulated depreciation	(66,261)	(40,660)

NET PROPERTY AND EQUIPMENT	122,829	148,430

INTANGIBLE ASSETS
Trademark, net of amortization of $1,028 and $942, respectively	114	200
Patents, net of amortization of $54,397 and 49,474, respectively	46,746	51,669

TOTAL INTANGIBLE ASSETS	46,860	51,869

TOTAL OTHER ASSETS	169,689	200,299

TOTAL ASSETS	$33,948,161	$37,923,920

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other payables	$653,805	$527,619
Accrued expenses	70,760	147,323

TOTAL LIABILITIES	724,565	674,942

COMMIMENTS AND CONTINGENCIES	-	-

Series C 10% Preferred Stock, 2,765 and 6,651 shares issued and outstanding, redeemable value of $276,500 and $665,100, respectively	276,500	665,100

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 10,000,000,000 authorized common shares 5,727,959,657 and 5,438,414,015 shares issued and outstanding, respectively	5,727,960	5,438,414
Additional Paid in Capital	131,893,047	131,224,014
Accumulated other comprehensive income (loss)	(2,752)	-
Accumulated deficit	(104,671,159)	(100,078,550)
TOTAL SHAREHOLDERS’ EQUITY	32,947,096	36,583,878

TOTAL LIABILITIES, PREFERRED STOCK SUBJECT TO REDEEMPTION AND SHAREHOLDERS’ EQUITY	$33,948,161	$37,923,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNHYDROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

REVENUE	$-	$-	$1,250	$-

OPERATING EXPENSES
Selling and Marketing	45,724	332	77,683	979
General and administrative expenses	730,550	993,208	2,103,882	2,033,561
Research and development cost	942,644	1,134,796	3,110,003	2,369,119
Depreciation and amortization	10,204	9,353	30,610	28,399

TOTAL OPERATING EXPENSES	1,729,122	2,137,689	5,322,178	4,432,058

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(1,729,122)	(2,137,689)	(5,320,928)	(4,432,058)

OTHER INCOME/(EXPENSES)
Investment income	315,160	397,614	968,408	1,316,982
Dividend expense	(11,420)	(17,981)	(41,203)	(58,852)
Unrealized gain/(loss) on change in fair value of investment, related party	-	-	-	(4,101,402)
Unrealized gain/(loss) on change in fair value of short-term investments	(140,846)	20,801	(255,527)	20,801
Realized gain/(loss)	4,872	(684)	29,668	(684)
Other interest income	26,973	-	26,973	-
Interest expense	-	-	-	(626)

TOTAL OTHER INCOME (EXPENSES)	194,739	399,750	728,319	(2,823,781)

NET INCOME (LOSS)	(1,534,383)	(1,737,939)	(4,592,609)	(7,255,839)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(2,752)	-	(2,752)	-
COMPREHENSIVE INCOME (LOSS)	$(1,537,135)	$(1,737,939)	$(4,595,361)	$(7,255,839)

BASIC & DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	5,520,221,741	5,437,338,655	5,465,285,166	5,280,101,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNHYDROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026 AND 2025

							Accumulated
						Additional	Other
	Preferred stock			Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Income	Deficit	Total
Balance at June 30, 2024	-	$-	$885,100	5,087,245,974	$5,087,246	$128,488,199	$-	$(91,852,243)	$41,723,202
Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	118,513,734	118,514	2,083,411	-	-	2,201,925
Stock compensation expense	-	-	-	-	-	9,981	-	-	9,981
Net Loss	-	-	-	-	-	-	-	(2,046,838)	(2,046,838)
Balance at September 30, 2024 (unaudited)	-	-	885,100	5,205,759,708	5,205,760	130,581,591	-	(93,899,081)	41,888,270
Preferred stock converted to common stock	-	-	(220,000)	231,578,947	231,579	(11,579)	-	-	220,000
Stock compensation expense	-	-	-	-	-	173,516	-	-	173,516
Net Loss	-	-	-	-	-	-	-	(3,471,062)	(3,471,062)
Balance at December 31, 2024 (unaudited)	-	-	665,100	5,437,338,655	5,437,339	130,743,528	-	(97,370,143)	38,810,724
Stock compensation expense	-	-	-	-	-	416,987	-	-	416,987
Net Loss	-	-	-	-	-	-	-	(1,737,939)	(1,737,939)
Balance at March 31, 2025 (unaudited)	-	$-	$665,100	5,437,338,655	$5,437,339	$131,160,515	$-	$(99,108,082)	$37,489,772

Balance at June 30, 2025	-	$-	$665,100	5,438,414,015	$5,438,414	$131,224,014	$-	$(100,078,550)	$36,583,878
Purchase and cancellation of Series C preferred shares	-	-	(148,600)	-	-	(851,400)	-	-	(851,400)
Stock compensation expense	-	-	-	-	-	279,367	-	-	279,367
Net Loss	-	-	-	-	-	-	-	(1,559,778)	(1,559,778)
Balance at September 30, 2025 (unaudited)	-	-	516,500	5,438,414,015	5,438,414	130,651,981	-	(101,638,328)	34,452,067
Stock compensation expense	-	-	-	-	-	279,367	-	-	279,367
Net Loss	-	-	-	-	-	-	-	(1,498,448)	(1,498,448)
Balance at December 31, 2025 (unaudited)	-	-	516,500	5,438,414,015	5,438,414	130,931,348	-	(103,136,776)	33,232,986
Issuance of common stock for cash	-	-	-	36,914,063	36,914	694,963	-	-	731,877
Preferred stock converted to common stock		-	(240,000)	252,631,579	252,632	(12,632)	-	-	240,000
Stock compensation expense	-	-	-	-	-	279,368	-	-	279,368
Foreign currency translation adjustment	-	-	-	-	-	-	(2,752)	-	(2,752)
Net Loss	-	-	-	-	-	-	-	(1,534,383)	(1,534,383)
Balance at March 31, 2026 (unaudited)	-	$-	$276,500	5,727,959,657	$5,727,960	$131,893,047	$(2,752)	$(104,671,159)	$32,947,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNHYDROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	(4,592,609)	(7,255,839)
Adjustment to reconcile net income (loss) to net cash
(used in) provided by operating activities
Amortization of interest on promissory note receivable	(21,384)	-
Depreciation & amortization expense	30,610	28,399
Stock based compensation expense for services	838,102	600,484
Realized (gain)/loss	(29,977)	-
Unrealized (gain)/loss on change in fair value of investment, related party	-	4,101,402
Unrealized (gain)/loss on change in fair value of short-term investments	255,527	(20,801)
Change in assets and liabilities :
Interest receivable	(8,584)	-
Prepaid expense	(372,610)	(116,934)
Accounts payable	125,508	(300,974)
Accrued expenses	(76,563)	(6,547)
NET CASH USED IN OPERATING ACTIVITIES	(3,851,980)	(2,970,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(24,191,968)	(6,030,113)
Redemption of short term investments	7,158,583	-
NET CASH USED IN INVESTING ACTIVITIES	(17,033,385)	(6,030,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Series C preferred shares	(1,000,000)	-
Promissory note receivable	(400,000)	-
Repayment of related party note payable	-	(45,829)
Net proceeds from common stock purchase agreements	731,877	2,201,925
NET CASH PROVIDED BY FINANCING ACTIVITIES	(668,123)	2,156,096

Effect of exchange rate translation on cash	(2,074)	-

Net increase (decrease) in cash and cash equivalents	(21,555,562)	(6,844,827)
Cash and cash equivalents - beginning of period	34,628,625	39,044,795
Cash and cash equivalents - end of period	13,073,063	32,199,968

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$626
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Conversion of Series C Preferred shares to common stock	$240,000	$220,000
Discount on promissory note receivable	$50,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNHYDROGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

(Unaudited)

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

SunHydrogen, Inc. (the “Company”) was incorporated in the state of Nevada on February 18, 2009. The Company, based in Coralville, IA began operations on February 19, 2009.

Line of Business

The company is developing a novel solar-powered nanoparticle system that mimics photosynthesis to separate hydrogen from water. We intend for technology of this system to be used for the production of renewable hydrogen to produce renewable electricity and hydrogen for fuel cells and other applications where hydrogen is used.

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

In parallel, we are developing a new methodology that utilizes commercially available, mass-produced thin-film solar cells and modules. These are re-engineered with our proprietary hydrogen module design to enhance fault tolerance and increase hydrogen production efficiency. While this approach is based on principles like our nanoparticle technology, it leverages a mature manufacturing platform, enabling a potentially faster market entry.

SunHydrogen remains committed to our patented nanoparticle-based approach to renewable hydrogen production. However, this new methodology, which aligns closely with our nanoparticle technology, benefits from an established manufacturing base. Our core mission remains the replacement of fossil fuel-derived hydrogen with renewable hydrogen.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ended June 30, 2026. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2025.

The accompanying unaudited condensed consolidated financial statements include the accounts of its 100% owned subsidiaries, SunHydrogen GmbH and SunHydrogen Japan GK. All significant intercompany transactions and balances have been eliminated upon consolidation.

Foreign Currency Translation and Transaction

The Company’s functional currency was the United States dollar. SunHydrogen GmbH maintains its accounting records in its local currency, the Euro and SunHydrogen Japan GK maintains its accounting records in its local currency, the Yen.

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in general and administration expenses. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the year-end exchange rate are included in the foreign exchange expense. The translations of intercompany balances to the functional currency at the year-end exchange rate are included in accumulated other comprehensive income or loss.

The Company has not, to the date of these condensed consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The following table provides detail of our cash and cash equivalents.

	March 31, 2026	June 30, 2025
Cash	$4,642,602	$27,993,513
U.S. Treasury bills	8,430,461	6,635,112
Total cash and cash equivalents	$13,073,063	$34,628,625

The U.S. Treasury bills have a credit quality indicator of AA/A.

Short Term Investments

The Company’s short-term investments are carried at fair value with changes in fair value recognized in net income.

As of March 31, 2026, our short-term investments consisted of various investments held at a brokerage firm.

During the three and nine months ended March 31, 2026, the Company recognized a loss on change in fair value of short-term investments of $140,846 and $255,527, respectively.

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of March 31, 2026, the cash balance in excess of the FDIC limits was $11,192,026. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

The Company recognized depreciation expense of $25,601 and $23,389 for the nine months ended March 31, 2026 and 2025, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	March 31, 2026	June 30, 2025

Trademark-gross	10 years	$1,142	$1,142
Less accumulated amortization		(1,028)	(942)
Trademark-net		$114	$200

Patents-gross	15 years	$101,143	$101,143
Less accumulated amortization		(54,397)	(49,474)
Patents-net		$46,746	$51,669

The Company recognized amortization expense of $5,009 and $5,010 for the nine months ended March 31, 2026 and 2025, respectively.

Future Amortization Expense

Year	Amount
2026 (remaining)	$1,670
2027	6,650
2028	6,565
2029	6,565
2030	6,564
Thereafter	18,846
$46,860

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the nine months ended March 31, 2026 and 2025, the Company determined no impairment was required.

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

The Company generates revenue primarily from providing technical and strategic consultancy services in support of ongoing projects. The Company’s consulting services are invoiced monthly based on actual hours for the services at a standard rate per hour plus any reimbursements for travel expenses. Consulting services may be terminated by either party with 30 days written notice.

During the three and nine months ended March 31, 2026, we generated revenue from consulting services of $0 and $1,250.

Accounts Receivable

We record accounts receivable at the invoiced amount and we do not charge interest. We determine the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. There were no provisions for doubtful accounts recorded as of March 31, 2026 and June 30, 2025. The Company recorded $0 in bad debt expense for the three and nine months ended March 31, 2026.

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the three and nine months ended March 31, 2026 and 2025. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards, if dilutive.

The total potential common shares as of March 31, 2026, include 291,000,000 stock options and 291,052,632 common shares issuable upon conversion of the outstanding 2,765 Series C Preferred shares. Stock options and common shares issuable upon conversion of Series C Preferred shares were not included in the calculation of net earnings per share because their impact on income per share is antidilutive.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

March 31, 2026
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$19,805,295	$19,805,295	$-	$-
	$19,805,295	$19,805,295	$-	$-

June 30, 2025
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$2,997,460	$2,997,460	$-	$-
	$2,997,460	$2,997,460	$-	$-

As of March 31, 2026, the Equity securities, related party had a fair value of $0 which was measured using a level 3 input due to the underlying securities no longer trading on an active stock exchange (See Note 8).

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $3,110,003 and $2,369,119 for the nine months ended March 31, 2026 and 2025, respectively.

Advertising and Marketing

Advertising and marketing cost are expensed as incurred. Total advertising and marketing costs were $77,683 and $979 for the nine months ended March 31, 2026 and 2025, respectively.

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

Recently Issued Accounting Pronouncements

Management believes that no recently issued accounting standards, which are not yet effective, would have a material impact on the accompanying unaudited financial statements as of March 31, 2026, if adopted at this time.

3.	PROMISSORY NOTE RECEIVABLE

On January 28, 2026, the Company loaned $400,000 to a third-party under a secured promissory note, with interest accruing at a rate of 7.5% per annum payable to the Company on or by June 30, 2026. In addition, the third-party waived the Company’s annual consortium membership fee of $50,000, which the Company has recorded as a discount to be amortized as interest income over the term of the promissory note receivable. As of March 31, 2026, the Company had a promissory note receivable of $371,384 net of discount of $28,616.

Interest receivable on the promissory note receivable as of March 31, 2026 was $5,589 included in interest receivable on the condensed consolidated balance sheet.

4.	PREFERRED STOCK

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

During the nine months ended March 31, 2026, the Company repurchased and cancelled 1,486 shares of Series C Preferred Stock with a stated value of $148,600 for $1,000,000 and made a reduction of additional paid in capital of $851,400 and no gain or loss was recognized in the financial statements. During the nine months ended March 31, 2026, the Company converted 2,400 preferred shares with a stated value of $240,000, at a conversion price of $0.00095, into 252,631,579 common shares and made a reduction of additional paid in capital of $12,632 and no gain or loss was recognized in the financial statements.

During the nine months ended March 31, 2025, an investor converted 2,200 preferred shares with a stated value of $220,000, at a conversion price of $0.00095, into 231,578,947 common shares. No gain or loss was recognized in the financial statements.

As of March 31, 2026 and June 30, 2025, the Company had 2,765 and 6,651 shares of Series C Preferred Stock outstanding, respectively. The fair value of the outstanding shares was $276,500 and $665,100, respectively.

5.	COMMON STOCK

Nine Months Ended March 31, 2026

On June 3, 2024, the Company entered into a purchase agreement with an investor for the sale of up to $50,000,000 of shares of common stock. For the nine months ended March 31, 2026, the Company issued 36,914,063 shares of common stock for $750,000 under the purchase agreement at prices of $0.01948 - $0.02000, pursuant to purchase notices received from the investor. The finance cost of $18,123 was deducted from the gross proceeds received, leaving net proceeds of $731,877.

On March 12, 2026, the Company issued 252,631,579 shares of common stock, upon conversion of 2,400 shares of preferred stock with a stated value of $240,000 at a conversion price of $0.00095.

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

6.	STOCK INCENTIVE PLANS

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

As of March 31, 2026, under the 2019 Plan, there were 279,270,561 stock options and shares issued, with 20,729,439 shares remaining available for issuance.

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

As of July 1, 2025, the maximum number of shares issuable under the 2022 Equity Incentive Plan increased to 996,837,064 shares, based on the Company’s fully diluted capitalization of 6,356,991,335. As of March 31, 2026, there were 348,600,000 stock options and shares issued, with 648,237,064 shares remaining available for issuance under the 2022 Plan.

7.	STOCK OPTIONS AND WARRANTS

Options

Transactions involving our options are summarized as follows:

Weighted
Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at June 30, 2025	428,965,911	$0.013	$0.012
Granted	-	$-	$-
Canceled/Expired	-	$-	$-
Exercised	-	$-	$-
Options outstanding at March 31, 2026	428,965,911	$0.015	$0.013

Details of our options outstanding as of March 31, 2026, is as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
338,465,911	0.012	4.21	4.21

Total stock compensation expense related to the options for the nine months ended March 31, 2026 and 2025, was $838,102 and $600,484, respectively. As of March 31, 2026 there was approximately $0.8 million of unrecognized compensation cost related to the options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.70 years.

Warrants

Transactions involving our warrants are summarized as follows:

Weighted
	Number of	Average
	Warrants	Exercise Price
Warrants outstanding at June 30, 2025	78,095,239	$0.121
Issued	-	$-
Canceled/Expired	(78,095,239)	$0.121
Exercised	-	$-
Warrants outstanding at March 31, 2025	-	$-

8.	EQUITY SECURITIES, RELATED PARTY

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

The CEO of the Company elected to not seek reelection to the board of directors at the annual general meeting in June 2024 and is no longer a director of TECO after June 19, 2024. The CEO of the Company never received compensation of any kind for his role as director from January of 2023 through June 19, 2024.

During December 2024, it came to the Company’s attention that TECO filed for bankruptcy and their shares were suspended from trading on the Euronext Growth on Oslo Stock Exchange. In January 2025, TECO was delisted. Based on these events, the Company determined the fair value of their shares was $0 as of March 31, 2026.

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

The following table summarizes our equity investments in TECO:

Date of Investment	Number of Shares	Cost Basis	Fair Value as of June 30, 2025	Unrealized Loss	Fair Value as of March 31, 2026
November 24, 2022	13,443,875	$7,000,000	$-	$-	$-
May 24, 2024	15,884,744	3,139,302	-	-	-
December 31, 2025	72,818	24,600	-	-	-
Total	29,401,437	$10,163,902	$-	$-	$-

9.	INVESTMENT INCOME

The following table summarizes our investment income.

	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025
Interest earned on cash (NOTE 2)	$719,183	$963,243
Interest earned on Treasury Bills (NOTE 2)	247,452	348,742
Dividends and other	1,773	4,997
Total investment income	$968,408	$1,316,982

10.	COMMITMENTS AND CONTINGENCIES

Effective October 1, 2025, the Company extended its research agreement with the University of Iowa through September 30, 2026. As consideration under the research agreement, the University of Iowa will receive a maximum of $300,000 from the Company in four equal installments of $75,000. The agreement can be terminated by either party upon sixty (60) days prior written notice to the other. As of March 31, 2026, there is a balance due of $150,000 per the agreement.

Effective August 4, 2025, the Company extended its research agreement with the University of Michigan through September 30, 2026. As consideration under the research agreement, the University of Michigan will receive a maximum of $101,888 from the Company. In the event of early termination by the Company, the Company will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of March 31, 2026, we owed the University of Michigan $20,527 under the agreement.

Effective June 1, 2025, the Company entered into a research agreement with the University of Texas at Austin through June 30, 2026. As consideration under the research agreement, the University of Texas at Austin will receive a maximum of $429,930 from the Company. In the event of early termination by the Company, the Company will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of March 31, 2026, we owed the University of Texas $286,620 under the agreement.

Effective January 30, 2026, the Company entered into a technology and manufacturing service agreement with CTF Solar GmbH through January 30, 2028. As consideration under the service agreement, CTF Solar GmbH will receive a maximum of $2,000,000 from the Company. In the event of early termination by the Company, the Company will pay all cost accrued by CTF Solar GmbH as of the date of termination, including non-cancellable obligations. As of March 31, 2026, no amount was owed to CTF Solar GmbH under the agreement.

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

Loan from CEO

During the period ended December 31, 2022, the Company entered into a $211,750 loan with the Company’s CEO for the repayment of accrued salary expense. The loan bore interest of five percent (5%) and was to be repaid with monthly payments of $9,290, including interest and principal over a two-year period. As of March 31, 2026 and June 30, 2025, the principal balance remaining on the loan was $0, respectively and interest paid during the nine months ended March 31, 2026 and 2025 was $0 and $620, respectively.

Other Related Party Activity

See Note 8 for related party transactions with respect to TECO 2030 A.S.A. and Newco.

12.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855 and had the following subsequent events to report.

The Company issued 45,000,000 stock options, under its 2022 Equity Incentive Plan, to three SunHydrogen GmbH employees on April 23, 2026.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the nine months ended March 31, 2026, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements. Pronouncements are disclosed in notes to the financial statements.

Results of Operations for the Three Months ended March 31, 2026 compared to Three Months Ended March 31, 2025

Revenues

Revenues for the three months ended March 31, 2026 and 2025 were $0

Operating Expenses

Operating expenses for the three months ended March 31, 2026 were $1,729,122, compared to $2,137,689 for the three months ended March 31, 2025. The net change of $408,567 in operating expenses consisted primarily of decreases in research and development costs and general and administrative expenses offset by increases in selling and marketing costs.

Other Income/(Expenses)

Other income and (expenses) for the three months ended March 31, 2026 were $194,739, compared to $399,750 for the three months ended March 31, 2025. The decrease in other income of $205,011 was the result of an unrealized loss on the Company’s investments in the current period whereas the Company had a gain on the Company’s investments in the same period of the prior year, a decrease in interest on investments offset by increases in other interest income due to a note receivable entered into during the current period whereas the Company had no note receivable in the same period of the prior year.

Net Loss

For the three months ended March 31, 2026, our net loss was $1,534,383, compared to a net loss of $1,737,939 for the three months ended March 31, 2025. The decrease in net loss of $203,556 was due to the decrease in operating expenses offset by the decrease in other income/(expenses) as explained above.

Results of Operations for the Nine Months ended March 31, 2026 compared to Nine Months Ended March 31, 2025

Revenues

Revenues for the nine months ended March 31, 2026 were $1,250, compared to $0 for the nine months ended March 31, 2025. The net change of $1,250 in revenue was due to the Company providing consulting services to a related party during the nine months ended December 31, 2025 with no similar consulting services provided in the same period of the prior year.

Operating Expenses

Operating expenses for the nine months ended March 31, 2026 were $5,320,928, compared to $4,432,058 for the nine months ended March 31, 2025. The net change of $890,126 in operating expenses consisted primarily of increases in research and development costs, selling and marketing expenses and general and administrative expenses.

Other Income/(Expenses)

Other income and (expenses) for the nine months ended March 31, 2026 were $728,319, compared to $(2,823,781) for the nine months ended March 31, 2025. The increase in other income of $3,552,100 was the result of an unrealized loss on the Company’s investment in TECO (Equity securities, related party on the Condensed Consolidated Balance Sheets) in the prior period compared to no unrealized loss on the Company’s investment in TECO the current year partially offset by changes in investment income, dividend expense, and unrealized and realized gain and losses.

Net Loss

For the nine months ended March 31, 2026, our net loss was $4,592,609, compared to a net loss of $7,255,839 for the nine months ended March 31, 2025. The decrease in net loss of $2,663,224 was primarily due to the unrealized loss on the Company’s investment in TECO (Equity securities, related party on the Condensed Consolidated Balance Sheets) in the prior period compared to no unrealized loss on the Company’s investment in TECO the current period. In addition, the Company generated minimal revenues in the current period and none in the prior year period and had a large increase in operating expenses in the current period compared to the prior year period due to increased efforts in operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2026, we had working capital of $33,053,907, compared to $37,048,679 as of June 30, 2025. This decrease in working capital of $3,994,772 was primarily due to a decrease in cash offset by increases in prepaids, note receivable, interest receivable, short-term investments, and total current liabilities.

Cash used in operating activities was $3,851,980 for the nine months ended March 31, 2026, compared to $2,970,810 for the nine months ended March 31, 2025. The net increase of $881,170 in cash used in operating activities was due to a $2,663,230 decrease in the net loss, a change of $255,676 in prepaid expenses, a change in accrued expenses of $70,016, a $3,615,222 change in non-cash net expenses, and a $8,584 change in interest receivable offset by a change of $426,482 in accounts payable. In addition, the Company had revenues in the current period compared to none in the prior period.

Cash provided by (used) in investing activities during the nine months ended March 31, 2026 and March 31, 2025 was $(17,033,385) and $(6,030,113), respectively. The net increase of $11,003,272 in cash used in investing activities was due to the purchase of short-term investments offset by the redemption of short-term investments during the nine months ended March 31, 2026 with no similar transactions in the nine months ended March 31, 2025.

Cash provided by (used in) financing activities during the nine months ended March 31, 2026 and March 31, 2025 was $(668,123) and $2,156,096, respectively. The net decrease of $2,824,219 in cash provided by (used in) financing activities was due to decreased proceeds from purchase agreements entered with investors for the sale of common stock, and an increase in cash used for the purchase of Series C preferred shares and cash used to fund a note receivable with a third-party during the nine months ended March 31, 2026 with no similar transactions in the nine months ended March 31, 2025.

Our ability to continue as a going concern is dependent upon raising capital through financing transactions and future revenue. Our capital needs have primarily been met from the proceeds of private placements and registered offerings of our securities, as we have not generated any significant revenues to date.

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

As of March 31, 2026, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

May 8, 2026	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)