Form 10-K
period 2026-06-30
SUNHYDROGEN, INC.
filed 2026-09-25
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2026

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the registrant as of the last business day of its most recently completed second fiscal quarter was approximately $147 million.

The number of shares of registrant’s common stock outstanding, as of September 25, 2026 was 5,749,164,916.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

Item 1. Business.

Overview

At SunHydrogen, our goal is to replace fossil fuels with clean, renewable hydrogen.

Hydrogen is already a significant industrial commodity. Roughly half of global consumption goes into ammonia, most of which becomes fertilizer, and methanol, with oil refining accounting for much of the remainder, and smaller and emerging use in steelmaking and as a fuel. Free hydrogen is rare on Earth, so essentially all hydrogen must be manufactured, and about 95% of the hydrogen produced in the United States is made by steam reforming of natural gas (US Department of Energy, Hydrogen Fuel Basics). That process is inexpensive, which is why it dominates, but it emits carbon dioxide, and that carbon intensity is carried into the fuels, fertilizers, and materials hydrogen is used to make.

We are developing photoelectrochemical, or PEC, panels that produce renewable hydrogen from sunlight and water. Sunlight absorbed by the semiconductor generates photovoltage and charge carriers that drive photoelectrochemical oxidation and reduction reactions at catalyst surfaces, producing hydrogen and oxygen without an externally applied electrical bias to the active device and without a separate electrolyzer or the power conditioning equipment that conventional electrolysis requires. A complete pilot or commercial system may use electricity for pumps, controls, sensors, data acquisition, gas handling, and thermal management. Because our panels are intended to produce hydrogen at the point of use, our approach is also designed to avoid the cost and emissions of delivering hydrogen from a central production plant. The components of our panels, and the terms we use to describe them, are defined under “SunHydrogen Panel” below.

We have not determined the commercial model through which we will generate revenue. We may sell hydrogen panels to customers who own and operate them, sell hydrogen produced by systems we own or operate, license our technology to manufacturers, or pursue some combination of these approaches. Our current preference is to sell panels, and our activities to identify potential hydrogen offtakers are intended in part to demonstrate demand for hydrogen produced using our technology. Our eventual model may vary by market and geography, and it may differ from any of the approaches described above.

We are pursuing two pathways to this architecture. The first uses commercially available, mass-produced thin film solar modules that are re-engineered with our proprietary hydrogen module design, which allows them to be manufactured on existing solar production lines without modifying those lines. This pathway is the basis of the hydrogen reactors we have built to date. The second uses our patented nanoparticle technology, Photoelectrosynthetically Active Heterostructures, or PAH, in which billions of electroplated nanoparticles per square centimeter, separated by a protective coating, each act as a self-contained water splitting unit. We continue to develop both pathways.

On the thin film pathway, working with CTF Solar GmbH, we have progressed from small-area laboratory devices to hydrogen modules having a nominal aperture area of 1.92 square meters, which is the standard size of a commercial solar module, and we have built multiple hydrogen reactors incorporating those modules. On the nanoparticle pathway, we have established manufacturing processes for the semiconductor junctions and for the hydrogen and oxygen evolution catalysts, and have demonstrated technical proof of concept. Efficiency, durability, manufacturing yield, scalability, and cost on that pathway remain under development and validation.

Our goal remains a production cost of $2.50 per kilogram of hydrogen, which we believe would allow renewable hydrogen to compete directly with hydrogen produced from natural gas. Techno-economic modeling prepared with Strategic Analysis, Inc. currently projects a production cost of approximately $4 to $5 per kilogram at commercial scale, before the benefit of any tax credits.

We expect the difference between that projection and our goal to be closed, if at all, through improvements across several elements of our technology and its supply chain rather than through any single change. Those elements include the solar-to-hydrogen conversion efficiency of our devices on each of our development pathways, the operating lifetime of our panels, the substitution of catalysts based on earth-abundant materials for those incorporating precious metals, the yield and scale of our manufacturing processes, the cost of substrates, semiconductor materials, coatings, housing, and balance of system components, and the cost and energy consumption of the equipment used to compress hydrogen for storage and use. Because our devices incorporate materials and manufacturing processes also used in the solar photovoltaic industry, we expect to benefit from improvements in cost and efficiency achieved across that industry generally. We have not demonstrated any of these improvements at commercial scale, and several of them are outside our control.

During the fiscal year ended June 30, 2026:

●	We continued development of our pilot hydrogen production system at the University of Texas at Austin’s Center for Electromechanics under our collaboration with UT-CEM. As of June 30, 2026, we had built twelve hydrogen reactors for the site, each consisting of a hydrogen module having a nominal aperture area of 1.92 square meters installed within a housing unit, and had installed six of those reactors at the facility. Four of the installed reactors had been commissioned and had produced hydrogen under outdoor conditions, and two revised reactors had been installed for outdoor operation and validation. We intend to have sixteen reactors operating at the facility by December 31, 2026, corresponding to approximately 30.7 square meters of nominal module aperture area. That is a management target rather than a commitment, and achieving it depends on the availability of photovoltaic modules, reactor fabrication and assembly, balance of system readiness, thermal management performance, and completion of acceptance testing. We cannot assure you that we will achieve it.

●	In February 2026, we entered into a Technology and Manufacturing Services Agreement with CTF Solar GmbH, a subsidiary of China National Building Materials Group, which develops and supplies cadmium telluride thin film photovoltaic manufacturing technology. The agreement establishes a contracted manufacturing development program with defined scope, deliverables, and validation objectives, intended to convert our pilot results and process learnings into a controlled manufacturing workflow. Its near-term objective is the production of up to 1,000 hydrogen modules of 1.92 square meters each. The agreement follows an expanded memorandum of understanding announced in November 2025 and earlier collaboration agreements entered in December 2023 and July 2024. We cannot assure you that the program will achieve its objectives or that we will produce modules in the quantities contemplated.

●	Our joint development agreement with Honda R&D Co., Ltd. expires on March 31, 2028. Honda has served as our housing unit and balance of system partner and has performed third-party validation testing of our hydrogen modules. Our manufacturing services agreement with CTF Solar GmbH remains in effect.

●	In April 2026, we formed SunHydrogen Austria GmbH, which had three employees as of June 30, 2026. The Austrian entity is responsible for identifying potential offtakers for hydrogen produced using our technology, and provides an entity through which we may apply for and receive European funding.

●	In April 2026, we also formed SunHydrogen Japan GK, which had one employee as of June 30, 2026. The Japanese entity coordinates with our partners in Japan and is responsible for identifying opportunities in Japan for pilot plants and potential offtakers. Its personnel include a researcher previously engaged in Japan’s national artificial photosynthesis research program.

●	We leased additional space at 2500 Crosspark Road, Coralville, Iowa for module catalyst coating.

On August 11, 2026, we entered into a Technology Collaboration and Intellectual Property Protection Agreement with Sparc Hydrogen Pty Ltd, a joint venture of Sparc Technologies Limited, Fortescue Ltd, and the University of Adelaide. Under the agreement, our hydrogen modules will be evaluated through laboratory and pilot-scale testing at Sparc Hydrogen’s facility in South Australia, followed by a jointly funded techno-economic assessment. We retain all rights to our core market of decentralized hydrogen production under natural, unconcentrated sunlight, and Sparc Hydrogen has acknowledged that it is not developing its own photocatalyst or photoelectrochemical materials and is not working in the field of single-sun water splitting. Sparc Hydrogen has an option, exercisable within eighteen months, to negotiate a supply agreement or a manufacturing license, together with a right of first offer. We cannot assure you that any supply agreement or license will result from the agreement.

Our technology is developed primarily at our laboratory in Coralville, Iowa, supported by sponsored research agreements with the University of Iowa and the University of Michigan. Our industrial partners include Honda R&D Co., Ltd.; CTF Solar GmbH; The Process Group, LLC, now part of Olsson; the National Renewable Energy Laboratory; Geomatec, which supplies specialized coated glass substrates; and Strategic Analysis, Inc. Their respective roles are described under “Our Technology” below. We also participate in Project NanoPEC, a German consortium funded by the German Federal Ministry for Economic Affairs and Climate Action (BMWK) and led by the Fraunhofer Center for Silicon Photovoltaics, whose members include WAVELABS Solar Metrology Systems GmbH, ECH Elektrochemie Halle GmbH, Zahner-Elektrik, Helmholtz-Zentrum Berlin, and SCHMID Group.

We also hold a minority equity interest in TECO Fuel Cell Technology, formerly TECO 2030 ASA, a Norway-based developer of hydrogen fuel cell systems for marine and heavy industry applications. See Note 8 to the financial statements included in this report.

Our Technology

We are pursuing two pathways to photoelectrochemical hydrogen production.

Thin film

This pathway uses commercially available, mass-produced thin film solar modules that are re-engineered with our proprietary hydrogen module design. Because those modules are manufactured on existing solar production lines without modification to the lines themselves, this pathway allows us to draw on established manufacturing capacity rather than build our own. It is the basis of the hydrogen reactors we have built to date. We work with CTF Solar GmbH on module fabrication.

Nanoparticle

Our patented nanoparticle technology, Photoelectrosynthetically Active Heterostructures, or PAH, forms billions of electroplated nanoparticles per square centimeter within cavities in an insulating material, separated by a protective coating intended to prevent corrosion during extended hydrogen production. Each nanoparticle acts as a self-contained water splitting unit, which provides fault tolerance, because the failure of individual units does not disable the device. This pathway has demonstrated technical proof of concept. Its efficiency, durability, manufacturing yield, scalability, and cost remain under development and validation.

How our panels produce hydrogen

Sunlight absorbed by the semiconductor generates photovoltage and charge carriers that drive photoelectrochemical oxidation and reduction reactions at catalyst surfaces. At the cathode, a hydrogen evolution catalyst combines electrons with hydrogen ions to form hydrogen gas. At the anode, an oxygen evolution catalyst uses the corresponding positive charges to split water and release oxygen. The reaction proceeds without an externally applied electrical bias to the active device. A complete pilot or commercial system may use electricity for pumps, controls, sensors, data acquisition, gas handling, and thermal management.

Our architecture distributes a high density of reaction sites across a thin layer of water, so many reactions proceed simultaneously across the illuminated area.

Development challenges

We and others working in this field must address at least three challenges before renewable hydrogen produced this way can compete commercially.

Efficiency and simplicity. A conventional system couples a photovoltaic array to a separate electrolyzer, which requires power conditioning equipment and introduces a conversion step between electricity generation and hydrogen production. Our design integrates light absorption and water splitting within a single device, which reduces the number of intermediate stages and simplifies portions of the balance of system. We have not established that this results in a greater fraction of captured solar energy being converted to hydrogen than a conventional configuration achieves.

Water quality. Many hydrogen systems require high purity water to protect membranes and components, which limits where they can be sited. We are developing catalysts and cell designs intended to operate across acidic and alkaline conditions and to tolerate selected non-potable water sources with appropriate conditioning. Our pilot system currently operates on a controlled deionized water based electrolyte. Operation on untreated water is a development objective and not a demonstrated capability.

Durability and operating lifetime. Commercial deployment requires the semiconductor, catalysts, protective coatings, seals, housing, and gas separation components to maintain performance through prolonged electrolyte exposure, temperature cycling, sunlight, weather, and repeated startup and shutdown. We are continuing field and accelerated testing to establish a commercial operating lifetime.

SunHydrogen Panel

We refer to our potential product as the SunHydrogen Panel. We use the following terms to describe its components and the assemblies built from them.

Substrate. The base material, typically glass coated with a thin transparent conducting layer.

Semiconductor. Materials having the properties required for photovoltaic energy conversion.

Current Collector. The layer on which catalysts are deposited.

Insulator. Materials that neutralize defects and pinholes and stabilize the semiconductor and substrate.

Cathode. The region carrying a hydrogen evolution catalyst, where hydrogen is produced.

Anode. The region carrying an oxygen evolution catalyst, where oxygen is produced.

PV Cell. A single photovoltaic cell, the basic unit that converts light into electrical energy.

Hydrogen Sub-module. The minimum assembly of photovoltaic cells interconnected electrically and paired with catalysts to produce hydrogen and oxygen.

Hydrogen Module. Several Hydrogen Sub-modules integrated on a single substrate but electrically separate from one another, which allows the module to be scaled while limiting the effect of a failure in any one sub-module.

Housing Unit. An enclosure with end plates containing flow field channels that direct water across the module and separate the hydrogen and oxygen produced.

Hydrogen Reactor. A Hydrogen Module installed within a Housing Unit, forming a complete unit capable of producing hydrogen. The hydrogen reactors we have built for our pilot system each contain a Hydrogen Module having a nominal aperture area of 1.92 square meters.

Hydrogen Panel. One or more Hydrogen Reactors assembled together with the piping, water recirculation, and gas collection equipment required to make the assembly ready for installation.

Hydrogen Array. An aggregation of Hydrogen Reactors or Hydrogen Panels installed at a site to meet a specified hydrogen production requirement. Our pilot system at the University of Texas at Austin is an array of hydrogen reactors.

Intellectual Property

We protect our technology through issued patents, pending patent applications, trade secrets, and unpatented know-how. As of the date of filing of this report, our patent portfolio consist of the following issued patents and pending applications.

Issued Patents

Photoelectrosynthetically Active Heterostructures. United States Patent No. 9,593,053 B1, granted March 14, 2017.

Methods for Manufacturing Photoelectrosynthetically Active Heterostructures. United States Patent No. 9,935,234 B2, granted April 3, 2018.

Multi-Junction Artificial Photosynthetic Cell with Enhanced Photovoltages. United States Patent No. 10,100,415 B2, granted October 16, 2018; Australian Patent No. 2015231504 B2, granted April 5, 2018; European Patent No. 3,119,926 B1, granted March 6, 2019; Chinese Patent No. 107075695 B, granted March 12, 2019; and Indian Patent No. 406851, granted September 16, 2022.

Pending Applications

CdTe Photovoltaic Module Systems and Methods for Autonomous Water Electrolysis. United States Application Publication No. 2026/0047229 A1, together with the corresponding international application published as WO 2026/035873 A1.

Photoelectrochemical Reactor for Hydrogen Production. International Application Publication No. WO 2026/112078.

Our Nanoparticle Technology

Our patents titled “Photoelectrosynthetically Active Heterostructures” and “Methods for Manufacturing Photoelectrosynthetically Active Heterostructures” originated in a provisional application filed on November 14, 2011 and a non-provisional application filed on November 14, 2012. Together they cover photoelectrosynthetically active heterostructures and methods of manufacturing them, formed by creating cavities within an electrically insulating material and depositing conductive, semiconductor, electrocatalytic, protective, and hydrogen-permeable layers. The resulting structures may incorporate p-n or Schottky junctions.

These patents relate to and support our nanoparticle pathway, in which a self-contained solar-to-hydrogen device is formed from billions of solar-powered water-splitting nanoparticles per square centimeter, separated by a protective coating intended to prevent corrosion during extended periods of hydrogen production. The high-density arrangement of nano-sized solar cells within the nanoparticles allows for the manufacture of thin sheets for solar hydrogen production using less semiconductor material than conventional solar cells used in rooftop power applications.

Our Multi-Junction Semiconductor Designs

Our patents titled “Multi-Junction Artificial Photosynthetic Cell with Enhanced Photovoltages” originated in a provisional application filed on March 21, 2014, a non-provisional application filed on March 16, 2015, and a corresponding PCT application filed on March 17, 2015. These patents are held jointly with the Regents of the University of California under our prior research agreement with the University of California, Santa Barbara. This family covers artificial photosynthetic cells containing multiple semiconductor and metal layers arranged within a protective structure to form a series of electrical junctions. The multi-junction architecture increases the photovoltage generated from sunlight, which enables solar-powered oxidation and reduction reactions for producing hydrogen, fuels, and other chemicals.

Our Pending Applications

Our pending application titled “CdTe Photovoltaic Module Systems and Methods for Autonomous Water Electrolysis” covers integrated photovoltaic module structures and manufacturing methods for autonomous, sunlight-driven water electrolysis. Patterned conductive, photovoltaic, and metal-contact layers electrically connect multiple photovoltaic cells, while protective layers, metal conductors, and electrocatalysts form designated anode and cathode regions for hydrogen and oxygen production. This application originated in a provisional application filed on August 7, 2024, and we filed the corresponding non-provisional and PCT applications on August 6, 2025.

Our pending application titled “Photoelectrochemical Reactor for Hydrogen Production” covers the structure and manufacture of a photoelectrochemical hydrogen reactor, including its internal solar hydrogen modules and external housing unit. The reactor architecture directs water flow across the active module surfaces and provides an integrated environment for light-driven hydrogen production. This application originated in a provisional application filed on November 25, 2024.

We cannot assure you that any pending application will result in an issued patent, that any patent that issues will be of commercial value, or that our issued patents will provide meaningful protection against competitors. In addition, we rely on trade secrets and unpatented know-how, particularly in our coating and catalyst processes, which may be difficult to protect and which others may independently develop.

The Hydrogen Market

Hydrogen is an established industrial commodity rather than a speculative one. Global hydrogen demand was approximately 100 million tonnes in 2024, roughly half of which was consumed in the production of ammonia, most of which becomes fertilizer, and methanol, with oil refining accounting for much of the remainder. Almost all of that hydrogen is produced from fossil fuels. Low emissions hydrogen production reached approximately one million tonnes in 2025 and is expected to account for slightly more than one percent of global production in 2026. (Source: International Energy Agency, Global Hydrogen Review 2026.)

These are mature industrial processes with existing plants, existing buyers, and existing demand. Our opportunity does not require that a market for hydrogen be created. It requires that we supply hydrogen to a market that already consumes hydrogen at scale and is presently supplied almost entirely from fossil fuels, which is the substitution opportunity available to us and to other renewable hydrogen producers.

Adoption has been slower than governments and industry anticipated. According to the International Energy Agency, announced government targets for low emissions hydrogen production total almost 27 million tonnes per year by 2030, while projects that have secured investment decisions suggest just over four million tonnes, and only China and the Netherlands are currently on track to meet their stated objectives. The Agency also reports that new final investment decisions declined in 2025 after two years at a higher level, that the pipeline of announced projects targeting 2030 contracted, and that it expects production from unabated fossil fuels to remain less costly than renewable hydrogen in most regions in the near term, with government support policies remaining necessary. We do not expect these conditions to change quickly.

Most announced renewable hydrogen capacity is concentrated in large centralized projects. Those projects generally require dedicated renewable generation, grid interconnection, pipeline or shipping infrastructure, and long term offtake agreements secured before construction begins, and the difficulty of assembling those elements accounts for much of the delay described above. Our technology is directed at a different part of the market. Our core market is decentralized hydrogen production under natural, unconcentrated sunlight, in which panels produce hydrogen at the point of use, at whatever scale a site requires, without dedicated electricity generation and without the transport and storage infrastructure that centralized production requires. We believe this segment depends less on the infrastructure buildout that has slowed large projects, though we have not yet demonstrated production at commercial scale.

Recent events illustrate why localized production may be valuable. Disruptions to shipping through the Strait of Hormuz in 2026 constrained supply of hydrogen based products from the Middle East, urea prices doubled between January and April 2026, methanol prices rose substantially, and a number of fertilizer plants suspended or reduced production. The International Energy Agency has observed that renewable hydrogen offers a longer term pathway to reduce reliance on volatile fossil based supply chains, while noting that it cannot provide an immediate solution.

We cannot predict how quickly renewable hydrogen will be adopted, at what cost, or whether decentralized production will capture a meaningful share of the market. Government policy, natural gas prices, electrolyser and equipment costs, and the pace of infrastructure development will each affect demand for our potential products, and none of them is within our control. Additional risks relating to market adoption are described under Item 1A, Risk Factors.

Competition

Hydrogen is supplied today through two fundamentally different models, and we anticipate that we will compete in only one of them. Most hydrogen is produced at large centralized facilities and either consumed on site by the plant that produces it or compressed, liquefied, and delivered to customers by truck or pipeline. The alternative is decentralized production, in which hydrogen is made at the location where it is used. Our technology is directed at decentralized production, and the discussion below describes the alternatives available to a customer choosing how to obtain hydrogen at a particular site.

Delivered Hydrogen

The most common alternative to producing hydrogen on site is buying it delivered. Merchant hydrogen is supplied through the established production and distribution networks of large industrial gas companies including Linde, Air Liquide, and Air Products. Plug Power also operates its own hydrogen production facilities and provides trailer transport of hydrogen to customers.

We believe the delivered cost of hydrogen is substantially higher than the cost of producing it. Hydrogen delivered to a customer must be compressed or liquefied, transported, and stored, and the cost of those steps does not decrease in proportion to the quantity delivered. As a result, a customer purchasing smaller volumes, or located farther from a production facility, bears a higher delivered cost per kilogram than a large customer close to a plant. We expect on-site production to be most attractive to customers whose delivered cost is highest for these reasons, and it is delivered cost rather than production cost at a central plant against which those customers would evaluate our panels.

Production cost at a central plant nonetheless remains the benchmark any renewable hydrogen producer must eventually meet, and it is a demanding one. Global hydrogen production remains dominated by unabated fossil fuels, principally steam methane reforming of natural gas, followed by coal gasification concentrated in China, and hydrogen produced from unabated natural gas generally costs between $1 and $2 per kilogram at the plant. The International Energy Agency expects production from unabated fossil fuels to remain less costly than renewable hydrogen in most parts of the world in the near term, and expects government support policies to remain necessary. Our own modeling projects a production cost above unabated steam methane reforming, and we are not aware of any renewable hydrogen technology that produces hydrogen at a competitive cost with it today. We may never reach that cost.

On-site Production using Modular Electrolysis

A customer that wishes to produce renewable hydrogen on site today would most likely install a modular electrolyzer together with a source of renewable electricity. Relatively few electrolyzer suppliers are focused on genuinely small distributed installations. Most target industrial and utility scale projects, and modular product architectures are generally used to assemble larger plants rather than to serve individual sites. Enapter AG is among the suppliers whose products are directed at small-scale distributed production. Plug Power supplies containerized electrolyzer systems and markets turnkey hydrogen systems across a wide range of capacities, and also installs on-site storage and dispensing equipment at customer facilities that is supplied with delivered hydrogen. Plug Power therefore competes with us both as a supplier of on-site production equipment and as a supplier of delivered hydrogen, and is an incumbent at the type of site our technology is intended to serve. These are established products with installed bases, service networks, and revenue, none of which we have.

An electrolyzer is only a renewable pathway if the electricity that drives it is renewable, and this is the principal consideration for a customer evaluating on-site electrolysis. Hydrogen produced by electrolysis generates no emissions at the point of production, so its lifecycle emissions are determined by the electricity supplied to it. The International Energy Agency has estimated that the emissions intensity of that electricity must be below approximately 200 to 240 grams of carbon dioxide per kilowatt hour for the resulting hydrogen to have lower emissions than hydrogen produced by steam methane reforming, a threshold that few electricity grids currently meet. (Source: International Energy Agency, Global Hydrogen Review 2024.) Producing genuinely renewable hydrogen at a distributed site therefore requires renewable generation dedicated to the electrolyzer. Where that generation must be newly built, it brings with it power conditioning equipment, interconnection, and the land the generation occupies, and the electrolyzer becomes one component of a system that the customer must assemble, own, and maintain. Where a customer already has solar generation installed, that requirement may be satisfied in whole or in part by existing assets.

Our panels are designed to absorb sunlight and split water within a single integrated device, without a separate electrolyzer, without power conditioning equipment, and without dedicated electricity generation. If we are successful, we believe this would allow renewable hydrogen to be produced at the point of use with fewer components and less capital than a newly built electrolysis system of comparable output, and with a smaller installation footprint. We have not demonstrated this at commercial scale, and a customer evaluating our panels against a modular electrolyzer today would be comparing a product in development against products in commercial operation.

Direct Solar to Hydrogen Conversion

A small number of organizations are pursuing the direct conversion of sunlight and water into hydrogen without an intermediate electrical stage, which is the approach we are developing. Solhyd, a Belgian company spun out of KU Leuven, is developing hydrogen panels that pair a conventional photovoltaic module with a proprietary hydrogen producing layer and draw water from atmospheric moisture. SoHHytec, a Swiss company spun out of EPFL, is developing integrated photoelectrochemical systems mounted on concentrating solar dishes. Sparc Hydrogen Pty Ltd is developing photocatalytic water splitting reactors that operate under concentrated sunlight, and is now our collaborator rather than a competitor, as described under “Overview” above.

Several national research programs have pursued this field and have since concluded. Fewer organizations are working on direct solar to hydrogen conversion than on electrolysis, which reflects both the early stage of the technology and the difficulty of the underlying engineering problem. We believe our approach is differentiated within this field, but the small number of participants should not be understood as an absence of competitive risk.

Centralized Production

Most announced renewable hydrogen capacity is concentrated in large centralized projects supplied by electrolyzer manufacturers including Nel ASA, ITM Power, thyssenkrupp nucera, Siemens Energy, John Cockerill Hydrogen, Electric Hydrogen, Ohmium International, and Hysata, together with several manufacturers in China. Plug Power, described above, also supplies electrolyzers at this scale. These companies compete principally for projects at a scale we do not address, and to the extent those projects supply hydrogen for delivery they compete with us indirectly through the delivered market described above.

The electrolysis sector as a whole is under pressure. The International Energy Agency reports that electrolyser manufacturing is entering a consolidation phase as market development has been slower than anticipated, that new final investment decisions for low emissions hydrogen production declined in 2025 after two years at a higher level, and that the pipeline of announced projects targeting 2030 has contracted. During our fiscal year, one European electrolyser manufacturer entered judicial liquidation and its assets were acquired by a competitor, and another company previously pursuing integrated solar hydrogen production redirected its business toward industrial gas distribution and engineering services.

Our Competitive Position

We have generated no revenue from product sales, we have no commercial product, and we have not produced hydrogen at commercial scale. Most of the companies described above have substantially greater financial, technical, manufacturing, and personnel resources than we do, and many have products in commercial operation and established customer relationships. Established suppliers are also continuing to reduce costs and improve efficiency, and the incumbent delivered hydrogen networks are long established and well capitalized. Our ability to compete will depend on achieving conversion efficiency, operating lifetime, and manufacturing cost that we have not yet demonstrated, and on persuading customers to produce hydrogen on site rather than purchase it delivered. We believe the more durable basis for competition is where hydrogen is produced rather than any single device design, and our development efforts are directed at decentralized production generally.

Raw Materials and Suppliers

Our thin film pathway uses cadmium telluride photovoltaic modules. Tellurium is among the least abundant elements in the earth’s crust, is produced principally as a by-product of copper refining rather than in response to demand for tellurium itself, and its production is geographically concentrated. Our nanoparticle pathway uses different semiconductor material combinations, structures, and processes, and where a cadmium telluride or cadmium telluride selenide absorber is incorporated that pathway also has tellurium exposure, although in a different form and quantity and through a different manufacturing process. Our catalysts incorporate precious metals.

Hydrogen modules of the type we use are available from more than one supplier. We do not have long-term supply agreements that guarantee production volumes, pricing, or availability for hydrogen modules, catalysts, or precious metals. We currently obtain these materials through purchase orders, development and services agreements, and project-specific supplier arrangements, none of which provides a guaranteed long-term commercial supply commitment. Increases in the price of these materials, or restrictions on their availability, including as a result of trade measures or export controls, could increase our costs, delay our development, or make our products uneconomic.

Government Regulation

Our pilot system is located on property owned by the University of Texas at Austin and operates under that institution’s site control and internal approval processes. Those are institutional approvals rather than governmental permits.

Commercial deployment of our products will require permits and approvals that we have not obtained. The applicable requirements cannot be determined until the configuration of a commercial product is defined, including operating pressure, hydrogen inventory, gas purity specification, storage and compression arrangements, electrical design, and water and electrolyte handling and discharge. In the United States we expect those requirements to be site and jurisdiction specific and to include building, fire, electrical, mechanical, and pressure system codes, hazardous material and environmental requirements, wastewater requirements, workplace safety requirements, and equipment certification. Europe and Japan have different responsible authorities, conformity assessment systems, technical codes, thresholds, and documentation requirements.

Our thin film modules contain cadmium, and our handling, storage, transport, and disposal of cadmium-containing materials are subject to environmental, worker safety, and waste requirements. Compliance with environmental requirements has not required us to make material capital expenditures to date. Changes in any of the requirements described above could increase our costs or restrict where our potential products may be deployed.

Corporate Information

We were incorporated in the State of Nevada on February 18, 2009. Our executive offices are located at 2500 Crosspark Road, Coralville, Iowa 52241, and our telephone number is (805) 966-6566.

We conduct our operations through SunHydrogen, Inc. and two wholly owned subsidiaries, SunHydrogen Austria GmbH and SunHydrogen Japan GK, each formed in April 2026. We operate as a single reportable segment.

Our website address is www.sunhydrogen.com. Information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this report.

We have not generated revenue from the sale of our products and we have no customers for our products. Our research and development expenditures were $4,344,574 for the fiscal year ended June 30, 2026 and $3,440,296 for the fiscal year ended June 30, 2025.

Employees

As of September 18, 2026, we had 12 full-time employees and engaged several consultants. We have not experienced any work stoppages and we consider our relations with our employees and consultants to be good. Our research and development work is performed at our laboratory in Coralville, Iowa, at our subsidiaries in Austria and Japan, with the University of Iowa and the University of Michigan under sponsored research agreements, and in collaboration with our industrial partners.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risks, together with the other information in this report, before deciding to invest. Our business, financial condition, and results of operations could be materially and adversely affected as a result of these risks, and you could lose all or part of your investment. The risks described below are not the only ones we face, and additional risks not presently known to us, or that we currently consider immaterial, may also impair our business.

Risks related to our financial condition and need for capital

We have generated no revenue from the sale of our products, we have incurred losses since inception, and we may never become profitable.

We were formed in February 2009 and have not generated any revenue from the sale of our products. We recognized $1,250 of revenue during the fiscal year ended June 30, 2026 from consulting services provided to a related party, and no revenue in the prior fiscal year. As of June 30, 2026 we had an accumulated deficit of $106,633,674, and we incurred a net loss of $6,555,124 for the fiscal year then ended. Our accumulated deficit includes significant non-cash charges, including charges related to convertible notes issued in prior years and stock-based compensation, and is therefore substantially greater than the amount of cash we have used in operations since inception. We expect to continue to incur losses until we are able to generate revenue sufficient to fund our operations, and we may never do so. We have no products available for sale, no customers, and no agreements that would generate revenue. Even if we complete development of our technology, we may never achieve or sustain profitability.

We will require substantial additional capital, and the equity purchase agreement that had been our principal source of funding expired during the fiscal year.

We have funded our operations primarily through sales of equity securities, principally under an equity purchase agreement with GHS Investments, LLC, , that expired on June 3, 2026 in accordance with its terms. We do not currently have a committed source of additional capital. We will require additional capital to continue developing our technology, to complete our pilot program, and to reach commercial production. Additional capital may not be available on acceptable terms or at all, particularly given our stage of development, the absence of revenue, and conditions in the hydrogen sector. If we cannot raise capital when needed, we may be required to delay, reduce, or eliminate development programs, and we may be unable to continue operating. Any financing we do obtain is likely to dilute existing stockholders, and debt financing, if available, may impose covenants restricting our operations.

We depend on a small management team and limited administrative resources, and our internal resources may be insufficient as our operations become more complex.

We had 12 full-time employees as of September 18, 2026, operating across facilities in Iowa, Austria, and Japan, and we rely on consultants and contract personnel for functions many companies perform internally. Our Chief Executive Officer also serves as our Acting Chief Financial Officer. As we advance our pilot program, add foreign subsidiaries, and expand our partner relationships, the demands on our administrative, operational, and financial reporting functions will increase. If we are unable to recruit and retain necessary personnel or to establish and maintain adequate operating and financial controls, our development timeline, our financial reporting, and our results of operations could be materially and adversely affected.

Risks related to our technology and product development

We have not produced hydrogen at commercial scale, and we may never do so.

We are developing two pathways to photoelectrochemical hydrogen production. Our thin film pathway has produced hydrogen reactors measuring 1.92 square meters, and our nanoparticle pathway remains at laboratory scale. Neither pathway has produced hydrogen at commercial scale or over a commercially relevant operating lifetime. Scaling a photoelectrochemical device involves engineering challenges that do not arise at laboratory scale, including uniformity of coatings over large areas, separation and collection of hydrogen and oxygen, corrosion of active surfaces in contact with water over extended periods, and maintenance of efficiency as area increases. We may be unable to solve these problems, and we cannot predict when, or whether, we will complete a commercial scale system.

We may never achieve our cost goal, and the improvements required to do so depend substantially on factors outside our control.

Our goal is to produce renewable hydrogen at a cost of $2.50 per kilogram. Techno-economic modeling prepared with Strategic Analysis, Inc. currently projects a production cost of approximately $4 to $5 per kilogram at commercial scale, before the benefit of any tax credits. Closing that difference will require improvements in the solar-to-hydrogen conversion efficiency of our devices, in the operating lifetime of our panels, in our manufacturing yield and scale, in the substitution of catalysts based on earth-abundant materials for those incorporating precious metals, in the cost of substrates, semiconductor materials, coatings, and balance of system components, and in the cost and energy consumption of hydrogen compression equipment. Many of these depend on the continued advancement of the solar photovoltaic industry and of hydrogen handling technology rather than on our own development work, and we cannot influence the pace of that advancement.

In addition, the prices of glass, tellurium, and precious metals have historically been volatile, tariffs and other trade measures have affected the cost and availability of photovoltaic modules and components, and the operating lifetime of our panels under field conditions has not been established. Our projected cost also depends on assumptions regarding production volume, capital cost, insolation, and panel lifetime that may prove incorrect. We have not demonstrated any of these improvements at commercial scale. If they are not achieved, or if costs move adversely, we may never produce hydrogen at a cost competitive with hydrogen produced from fossil fuels, and we may be unable to sell our potential products profitably or at all.

Our pilot program may not be completed on schedule, and its results may not predict commercial performance.

We are developing a pilot hydrogen production system at the University of Texas at Austin’s Center for Electromechanics, a facility we do not own or control. We intend to have sixteen hydrogen reactors operating at that site by December 31, 2026, and we may not achieve that schedule. The system may not achieve the conversion efficiency, operating availability, or hydrogen purity we expect, and gas separation and hydrogen purity have been identified in our own engineering analysis as significant technical risks. Because we depend on a third party’s facility, we are also exposed to changes in that institution’s priorities, personnel, and site access. Results obtained at pilot scale may not be indicative of performance at commercial scale, and unfavorable results could delay our development program, impair our ability to raise capital, and adversely affect our relationships with partners and potential customers.

We have not determined how we will generate revenue, and the model we ultimately adopt may prove unprofitable.

We have not determined whether we will sell hydrogen panels, sell hydrogen produced by systems we own or operate, license our technology, or pursue some combination of these approaches. Each model carries different capital requirements, operating risks, and time to revenue. Selling hydrogen would require substantially more capital than selling panels, because we would need to fund the construction, ownership, and operation of production facilities, and would expose us to permitting requirements, site development risk, and the need to secure offtake contracts on acceptable terms. Licensing would reduce our capital requirements but would also reduce the revenue we retain and would make us dependent on the performance of licensees. We may adopt a model that proves unprofitable, or we may change models after committing capital, and either outcome could materially and adversely affect our business.

Demand for our potential products will depend on the adoption of renewable hydrogen, which has been slower than anticipated.

Our potential products will have value only if buyers are willing to pay for renewable hydrogen or for equipment that produces it. According to the International Energy Agency, low emissions hydrogen accounted for slightly more than one percent of global hydrogen production in 2026, announced government production targets for 2030 substantially exceed the capacity of projects that have secured investment decisions, and production from unabated fossil fuels is expected to remain less costly than renewable hydrogen in most regions in the near term. Adoption depends on government policy, natural gas prices, the cost of competing technologies, and the willingness of industrial buyers to pay a premium for lower emissions hydrogen, none of which we control. If renewable hydrogen is adopted more slowly than we expect, or if buyers will not pay a premium, demand for our potential products may not develop.

We may not be able to have our products manufactured at commercial volumes, cost, or quality.

Our thin film pathway is designed to be manufactured on existing solar production lines, and we rely on third parties for module fabrication and for coating and catalyst processes. We have not manufactured at commercial volume, and we have not established that our processes can be operated at commercial yield. Manufacturing photoelectrochemical devices requires process control beyond that required for conventional photovoltaic modules, including repeatability of catalyst and protective coatings across large areas, which our own engineering analysis has identified as a significant risk. If we cannot achieve acceptable yields, or if our manufacturing partners are unable or unwilling to produce our products at the volumes, cost, or quality we require, our commercialization would be delayed and our costs would increase.

Risks related to our partners, suppliers, and operations

Our joint development agreement with Honda R&D Co., Ltd. has expired and may not be extended.

Our joint development agreement with Honda R&D Co., Ltd. expires on March 31, 2028. Honda has served as our housing unit and balance of system partner and has performed third-party validation testing of our hydrogen modules. If the relationship is not continued, we may lose access to that expertise and testing capability and may be required to identify alternative partners or perform the work ourselves, either of which could delay our development program and increase our costs. In addition, intellectual property developed in collaboration with Honda is subject to allocation provisions, and any dispute regarding ownership of jointly developed intellectual property could be costly and could adversely affect our rights.

We depend on a small number of third parties for essential development, manufacturing, and testing functions, and the loss of any of them could delay our program.

We conduct much of our development through relationships with third parties, including CTF Solar GmbH for thin film module fabrication, the University of Iowa and the University of Michigan under sponsored research agreements, the University of Texas at Austin’s Center for Electromechanics for our pilot facility, Sparc Hydrogen Pty Ltd for testing and evaluation, and other partners and consultants described in Item 1. Our sponsored research agreement with the University of Michigan expires on September 30, 2026. We are reviewing a possible extension and may be unable to agree on one. These arrangements are generally terminable or of limited duration, most of these parties are not obligated to work exclusively with us, and we have limited ability to control their priorities, resources, or timing. The loss of any of these relationships, or a failure to renew them on acceptable terms, could delay our development program, increase our costs, and require us to develop internal capabilities we do not currently possess.

Our operations in Austria and Japan expose us to risks we have not previously faced.

In April 2026 we formed SunHydrogen Austria GmbH and SunHydrogen Japan GK, which together had four employees as of June 30, 2026. Operating through foreign subsidiaries subjects us to risks including fluctuations in the euro and the Japanese yen against the U.S. dollar, compliance with foreign employment, tax, and corporate laws, the cost and difficulty of supervising operations across multiple time zones, and potential adverse tax consequences of operating controlled foreign corporations. Our Austrian subsidiary was formed in part to allow us to apply for European funding programs, and we may not qualify for or receive any such funding. We have limited experience operating outside the United States, and our internal control over financial reporting must now encompass these subsidiaries, which increases the risk of a control deficiency.

Our supply chain depends on materials that are geographically concentrated and produced in limited quantities.

Our thin film pathway uses cadmium telluride photovoltaic modules. Tellurium is among the least abundant elements in the earth’s crust, is produced principally as a by-product of copper refining rather than in response to demand, and is geographically concentrated. Our catalysts incorporate precious metals. Although thin film modules are available to us from more than one supplier, alternative suppliers would not address a constraint in the underlying materials. Our nanoparticle pathway may also have tellurium exposure where a cadmium telluride based absorber is incorporated. We do not have long-term supply agreements that guarantee volumes, pricing, or availability for modules, catalysts, or precious metals. Increases in the price of these materials, or restrictions on their availability, including as a result of trade measures or export controls, could increase our costs, delay our development, or make our products uneconomic.

Our insurance coverage is limited, and an uninsured loss or liability could be material to us.

Our insurance consists of workers’ compensation coverage and property coverage required under our facility lease. We do not maintain commercial general liability, theft, or casualty insurance covering our equipment or our operations. Our hydrogen reactors and related equipment are located at our laboratory in Iowa and at a third-party facility in Texas. Damage to, destruction of, or theft of that equipment would not be covered, and replacing it would require capital and time that would delay our development program. We would also bear the cost of defending and resolving any claim arising from injury or property damage caused by our research and development activities, including at facilities we do not own or control. Any such uninsured loss or liability could have a material adverse effect on our financial condition and results of operations.

Our business could be harmed by a cybersecurity incident.

Our technology, manufacturing processes, and test data represent a substantial portion of our value, and much of it is not protected by patents. We depend on information systems, including systems operated by third parties, to conduct our development work and communicate with partners in multiple countries. A cybersecurity incident could result in the loss or theft of trade secrets, unpublished test results, or unfiled invention disclosures, in disclosure that destroys the novelty of inventions we have not yet filed on, or in disruption of our operations. We have limited internal information technology resources, and our measures may be insufficient to prevent or detect an incident. See Item 1C, Cybersecurity.

Risks related to our intellectual property

Our patents may not protect our technology, and much of what we rely on is not patented.

Our issued patents are described in Item 1. Our nanoparticle patents originated in applications filed in 2011 and 2012, and our multi-junction patents originated in applications filed in 2014 and 2015. Patents have finite terms, and the terms of these patents will expire before we expect to reach commercial scale production. Our current thin film architecture and our reactor design are the subject of pending applications that have not been examined, and we cannot assure you that any of them will issue or that any patent that issues will be sufficiently broad to prevent competitors from developing comparable technology. Our patents may be challenged, narrowed, or invalidated. We also rely on trade secrets and unpatented know-how, particularly in our coating and catalyst processes, and confidentiality agreements with employees, consultants, and partners may not prevent unauthorized use or disclosure and may be difficult to enforce, particularly outside the United States.

Certain of our patents are jointly owned, which limits our ability to enforce them.

Our patents titled “Multi-Junction Artificial Photosynthetic Cell with Enhanced Photovoltages” are held jointly with the Regents of the University of California. Under United States law, all co-owners of a patent must voluntarily join an action for infringement and cannot be compelled to do so, and any co-owner may grant a license that provides a defendant with a complete defense. Accordingly, we may be unable to enforce these patents without the participation of our co-owner, and our co-owner may take actions with respect to these patents that we would not choose. We conduct significant development work in collaboration with partners, and intellectual property arising from those collaborations may also be jointly owned or subject to allocation provisions that limit our rights.

We may infringe the intellectual property rights of others, and we have not completed an infringement analysis.

Photoelectrochemical hydrogen production, thin film photovoltaics, and electrocatalysis are all areas of active patenting by companies and institutions with resources far greater than ours. We have not completed a freedom to operate analysis, and because our products are not fully developed, we could not be certain of our position even if we had. Third parties may assert that our technology, or products made using it by us or by our partners or customers, infringes their rights. We may be required to obtain licenses, which may not be available on acceptable terms or at all, to redesign our products, or to cease certain activities. Defending an infringement claim, or enforcing our own rights, would be expensive and would divert management attention regardless of the outcome, and an adverse determination could prevent us from commercializing our technology.

Risks related to regulation, incentives, and safety

The principal federal incentive for clean hydrogen production may not be available for our technology, which could make our products less attractive to customers and impair our ability to compete on cost.

The Section 45V Clean Hydrogen Production Tax Credit provides a credit of up to $3.00 per kilogram of qualified clean hydrogen, subject to satisfaction of prevailing wage and apprenticeship requirements, for facilities that begin construction before January 1, 2028. Eligibility depends on calculating the lifecycle greenhouse gas emissions of the hydrogen produced, using an emissions model prescribed by the applicable regulations. That model and the regulations address production pathways based on electricity or on the chemical transformation of feedstocks such as natural gas and renewable natural gas. They do not contemplate integrated photoelectrochemical water splitting, in which sunlight drives the reaction directly and no electricity is consumed. As a result, we may be unable to establish eligibility for the credit even though we expect the lifecycle emissions of hydrogen produced using our technology to be among the lowest of any production pathway. Although the regulations provide a process for petitioning for a provisional emissions rate for pathways not represented in the model, we have not obtained a provisional emissions rate and we cannot assure you that we would be able to do so, or that we could do so within the time remaining before the construction deadline.

In addition, the credit is available to the owner of the facility that produces the hydrogen. If we sell hydrogen panels rather than producing and selling hydrogen ourselves, any credit would be claimed by our customers rather than by us. If our customers are unable to claim the credit for hydrogen produced using our panels, demand for our products may be lower than it would otherwise be, and we may be required to reduce our prices. We have not commenced construction on any facility that would qualify for the credit, and we may not do so before the statutory deadline. Our cost projections do not assume the benefit of the credit.

Reductions in government support for renewable hydrogen may slow industry growth and adversely affect our opportunities.

In 2025 the U.S. Department of Energy reduced certain funding allocations for renewable hydrogen development, and government support for hydrogen has been subject to revision in the United States and elsewhere. Because renewable hydrogen currently costs more to produce than hydrogen made from fossil fuels, the International Energy Agency expects government support to remain necessary for the sector in the near term. Reduced or withdrawn support could slow project development and infrastructure buildout, reduce the number of potential customers for our products, and diminish investor and customer interest in renewable hydrogen. We formed our Austrian subsidiary in part to pursue European funding programs, and those programs are also subject to change in scope, criteria, and availability.

Our products will require permits and approvals we have not obtained, and our operations are subject to environmental and safety regulation.

Hydrogen production, storage, and handling are subject to permitting requirements and to fire, building, electrical, mechanical, and pressure equipment codes that vary by jurisdiction. Our pilot system operates under the site control and internal approval processes of the institution that owns the property, which are institutional approvals rather than governmental permits. Commercial deployment of our potential products will require permits and approvals that we have not obtained and that may be costly, time consuming, or unavailable at particular sites. Cadmium telluride modules give rise to handling, worker safety, transportation, and waste obligations, and responsibility follows the activity, so we bear those obligations for materials we receive, handle, process, test, transport, and dispose of. Our operations in Austria and Japan subject us to additional regulatory regimes, and the international movement of our technology and equipment may be subject to export control requirements. Changes in any of these requirements could increase our costs or restrict where our potential products may be deployed.

Hydrogen is flammable, and an incident during our development activities could expose us to liability and delay our program.

Our devices produce hydrogen and oxygen from water in the same enclosure, and separating those gases is a central engineering requirement of our design. Hydrogen is flammable across a wide range of concentrations in air, requires little energy to ignite, and burns with a flame that is difficult to see. Our own engineering analysis has identified gas separation and hydrogen purity as significant technical risks. A leak, fire, explosion, or similar incident at our laboratory or at a host facility could result in injury, property damage, litigation, regulatory action, loss of access to that facility, and destruction of equipment and test data, and could occur notwithstanding that our technology performed as designed. Because our insurance coverage is limited as described above, we may bear these costs directly. An incident involving hydrogen anywhere in our industry could also increase regulatory scrutiny and reduce acceptance of hydrogen technologies generally.

Risks related to our common stock

There is a limited trading market for our common stock.

Our common stock is quoted on the OTCQB and is not listed on any national securities exchange. The OTCQB is an unorganized inter-dealer over-the-counter market that provides significantly less liquidity than the Nasdaq Stock Market or other national securities exchanges, and trading in our common stock is limited. Investors may find it more difficult to buy and sell our shares, and may face wider spreads between bid and asked prices, than would be the case for a listed security. These factors may adversely affect the price of our common stock and your ability to sell it when you wish.

Our common stock is subject to the SEC’s penny stock rules.

Our common stock is subject to the Securities and Exchange Commission’s penny stock rules, which apply to equity securities that are not listed on a national securities exchange and that do not satisfy specified price or financial thresholds. Under these rules, a broker-dealer must deliver a standardized risk disclosure document before effecting a transaction, make a suitability determination for the customer, obtain the customer’s written consent, and provide monthly account statements. These requirements reduce the willingness of broker-dealers to make a market in our common stock, decrease its liquidity, and increase transaction costs for purchases and sales. In addition, because our common stock is subject to these rules, the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 is not available to us.

The market price of our common stock may be volatile and may decline regardless of our operating performance.

The trading price of our common stock has been and may continue to be volatile. Factors that may affect it include the results of our pilot program and other development milestones, announcements by us or by others regarding hydrogen technology, changes in government policy or incentives, our need to raise capital and the terms on which we do so, the trading price of other hydrogen companies’ securities, and general market conditions affecting small capitalization and development stage companies. Many of these factors are outside our control and unrelated to our operating performance.

Conversion of our outstanding preferred stock and exercise of outstanding warrants and options will dilute holders of our common stock.

As of June 30, 2026 we had outstanding shares of Series C Preferred Stock with an aggregate stated value of $276,500 convertible into common stock at a fixed conversion price of $0.00095 per share, as described in Note 3 to the financial statements included in this report. Because that conversion price is fixed and substantially below recent trading prices, conversion would result in the issuance of a significant number of shares. As of the same date we had outstanding warrants to purchase 78,095,239 shares and options to purchase 470,965,911 shares of common stock. Issuances upon conversion or exercise will dilute holders of our common stock and may adversely affect the market price of our common stock, and the availability of those shares for resale may create selling pressure.

We expect to issue additional securities to fund our operations, which will further dilute our stockholders.

We will require additional capital and expect to raise it primarily through sales of common stock or securities convertible into or exercisable for common stock. Any such issuance will dilute the percentage ownership of our existing stockholders, and the dilution may be substantial, in particular if we issue securities at prices below the prices paid by existing stockholders, or with warrants or other rights attached. We may also issue securities with rights senior to those of our common stock. We cannot predict the size, timing, or terms of future issuances, and the anticipation of future issuances may itself depress the market price of our common stock.

Our board may issue preferred stock without stockholder approval, which could adversely affect holders of our common stock.

Our articles of incorporation authorize our board of directors to issue up to 5,000,000 shares of preferred stock and to fix the rights and preferences of each series without further stockholder approval. Our board could authorize a series of preferred stock with a liquidation preference senior to our common stock, with rights to dividends payable before dividends on our common stock, with voting power greater than that of our common stock, or convertible into common stock on terms that dilute existing holders. Any of these actions could adversely affect the rights of holders of our common stock and could be used to discourage a change in control that holders of our common stock might otherwise favor.

We have never paid dividends and do not intend to, so any return on your investment depends on appreciation in our stock price.

We have never declared or paid cash dividends on our common stock and do not expect to do so in the foreseeable future. We intend to retain any future earnings to fund the development of our business. Accordingly, any return on an investment in our common stock will depend on appreciation in its market price, which may not occur.

We are a smaller reporting company and provide reduced disclosure, which may make our common stock less attractive to some investors.

We are a smaller reporting company under the rules of the Securities and Exchange Commission and take advantage of reduced disclosure requirements available to us, including presenting two years rather than three years of audited financial statements, providing reduced executive compensation disclosure, and omitting quantitative and qualitative disclosures about market risk. Our management assesses the effectiveness of our internal control over financial reporting, but our independent registered public accounting firm is not required to attest to that assessment. As a result, investors have less information about us than they would about a larger reporting company, and some investors may find our common stock less attractive.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We do not maintain formal written cybersecurity policies, a documented risk assessment process, or a documented incident response plan. We hold no customer data and process no customer payments. Our email, file storage, and engineering data are held on systems provided by third parties, and we rely primarily on the security measures of those providers. We require multi-factor authentication for access to our banking and accounting systems, but we have not implemented it across all of our systems. We have not established a process for assessing cybersecurity risk at our vendors.

The information most significant to us is our technical data, including test results and invention disclosures that have not yet been the subject of patent applications. Unauthorized disclosure of that information could impair our ability to obtain patent protection, could benefit competitors, and could reduce the value of our intellectual property.

We do not have a separately designated standing audit committee, and our Board of Directors as a whole oversees risk, including cybersecurity risk. Our Chief Executive Officer is responsible for cybersecurity matters and reports to the Board. We do not have a chief information security officer or dedicated information security personnel, and we have not engaged a third party to assess our cybersecurity program.

We are not aware of any cybersecurity incident that has materially affected us, and we have not incurred material expenses relating to cybersecurity incidents during the last two fiscal years. Because we do not maintain formal cybersecurity processes and rely substantially on third-party systems and vendors, we may be unable to prevent or promptly detect an incident. A cybersecurity incident affecting us or any of our vendors could disrupt our operations, result in the loss or disclosure of our technical data, or damage our business relationships and reputation. See Item 1A, Risk Factors.

Item 2. Properties.

We lease laboratory and office space in Coralville, Iowa. Our pilot hydrogen production system is located at a facility owned and operated by the University of Texas at Austin, which we do not own or lease.

Item 3. Legal Proceedings.

We are not currently a party to, nor is any of our property currently the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB under the symbol “HYSR.” Quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Holders of Record

As of September 18, 2026, there were approximately 96 holders of record of our common stock. A substantially greater number of beneficial owners hold shares in street name through banks, brokers, and other financial institutions.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, and other factors the Board considers relevant. Neither our articles of incorporation nor our bylaws restricts us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans appears under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the fiscal year ended June 30, 2026. In September 2025, we repurchased 1,486 shares of our Series C Preferred Stock from a holder for an aggregate purchase price of $1,000,000. Those shares were convertible into shares of our common stock, and we repurchased them to reduce potential dilution to our common stockholders.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward-Looking Statements

Certain statements in this Annual Report are not historical facts and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events, and can often be identified by words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of those terms. These statements involve known and unknown risks and uncertainties that may cause our actual results to differ materially from those expressed or implied. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements, or the timing of any of them.

Forward-looking statements in this report should be read together with the risks described under Item 1A, Risk Factors, and with the other information in this report. Subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by those risks and by the cautionary statements in this report and in our other filings with the Securities and Exchange Commission. We disclaim any obligation to update any forward-looking statement, or to disclose any difference between our actual results and those reflected in any forward-looking statement, except as required by law.

Overview

We are a development stage company and have not generated significant revenue since our inception in February 2009. Our operating expenses consist primarily of research and development expenses and general and administrative expenses. We have funded our operations principally through sales of our equity securities and expect to continue to do so. For a description of our business, our technology, our development programs, and the risks we face, see Item 1, Business, and Item 1A, Risk Factors.

You should read the following discussion of our financial condition and results of operations together with our financial statements and the accompanying notes included in this Annual Report beginning on page F-1.

Results of Operations for the Year Ended June 30, 2026 compared to the Year Ended June 30, 2025

Revenues

Revenues for the year ended June 30, 2026 were $1,250, compared to $0 for the year ended June 30, 2025. The net change of $1,250 in revenue was due to the Company providing consulting services to a related party during the year ended June 30, 2026 with no similar consulting services provided in the prior year.

Operating Expenses

For the year ended June 30, 2026, operating expenses were $7,521,904 compared to $5,816,192, for the year ended June 30, 2025. Operating expenses consist primarily of research and development expenses and general and administrative expenses incurred in connection with the operation of our business. The increase of $1,704,462 in operating expenses was primarily due to an increase in salary expenses, an increase in research and development costs and an increase in selling and marketing costs.

Other Income/(Expenses)

Other income and (expenses) for the year ended June 30, 2026, were $898,130 compared to $(2,410,115) for the year ended June 30, 2025. The net increase of $3,399,245 in other income and (expenses) was mainly the result of a decrease in unrealized loss on the change in fair value of investments, related party of $4,101,402, offset by a decrease in investment income of $496,390, and a decrease in unrealized gain on change in fair value of short-term investments of $331,965.

Net Income (Loss)

For the year ended June 30, 2026, our net loss was $6,531,524, compared to a net loss of $8,226,307 for the year ended June 30, 2025. The majority of the decrease in net loss of $1,694,783, was primarily due to the unrealized loss on the Company’s investment in TECO (Equity securities, related party on the Consolidated Balance Sheets) in the prior period compared to no unrealized loss on the Company’s investment in TECO the current year. In addition, the Company generated minimal revenues in the current year and none in the prior year period and had a large increase in operating expenses in the current year compared to the prior year period due to increased efforts in operations as explained above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2026, we had a working capital surplus of $31,819,205, compared to a working capital surplus of $37,048,679 as of June 30, 2025. This decrease in working capital surplus of $5,229,474 was primarily due to a decrease in cash offset by increases in prepaids, note receivable, interest receivable, short-term investments, and total current liabilities.

Cash used in operating activities was $5,065,357 for the year ended June 30 2026, compared to $3,647,278 for the year ended June 30, 2025. The increase of $1,418,079 in cash used by operating activities was due to a $1,671,183 decrease in net loss, a change of $15,438 in prepaid expenses, a change of $7,709 in interest receivable, a change of $24,364 in accounts payable and a change of $132,525 in accrued expenses offset by a change of $3,290,605 in non-cash expenses. In addition, the Company had minimal revenues during the year ended June 30, 2026 compared to none for the year ended June, 30, 2025.

Cash used in investing activities for the year ended June 30, 2026 was $(17,200,794), compared to $(2,924,988) for the year ended June 30, 2025. The increase of $14,275,806 in cash used in investing activities was due to the change in net purchase of short-term investments of $18,159,385 offset by the change of $3,869,089 in the redemption of short-term investments and the change of $14,490 for the purchase of fixed assets.

Cash provided by (used in) financing activities during the year ended June 30, 2026 was $(231,047), compared to $2,156,096 for the year ended June 30, 2025. The net decrease in cash provided by (used in) financing activities was due to decreased proceeds from purchase agreements with investors for the sale of common stock, and an increase in cash used for the purchase of Series C preferred shares and cash used to fund a note receivable with a third-party with no similar transactions in the prior year.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2026 and June 30, 2025, the amounts reported for cash, investment in affiliate, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the year ended June 30, 2026, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements. Pronouncements are disclosed in notes to the financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, because of the material weakness described below, our disclosure controls and procedures were not effective as of June 30, 2026.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Our assessment included the Company and its wholly owned subsidiaries, SunHydrogen Austria GmbH and SunHydrogen Japan GK, each of which was formed in April 2026 and is included in our consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment, management identified the following material weakness:

Segregation of duties. Because of the small number of personnel involved in our accounting and financial reporting functions, we do not maintain adequate segregation of duties over accounting, the financial close process, and controls over financial statement disclosure. The same personnel are also responsible for reviewing the financial information reported by our foreign subsidiaries and for preparing our consolidated financial statements. We rely on entity-level and management review controls and on an outside financial consultant to mitigate this condition.

Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of June 30, 2026 because of the material weakness described above.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Such a report is not required because as a smaller reporting company we are not subject to the attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Notwithstanding the material weakness described above, we performed additional analysis and other post-closing procedures in connection with the preparation of the financial statements included in this Annual Report. Based on those procedures, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

Remediation

We intend to address the material weakness described above by engaging additional accounting resources, adopting written policies and procedures for the accounting and consolidation of our foreign subsidiaries, and formalizing management review controls. We cannot assure you that these measures will remediate the material weakness, and additional material weaknesses may be identified in the future.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, we formed two wholly owned foreign subsidiaries, SunHydrogen Austria GmbH and SunHydrogen Japan GK, and began preparing consolidated financial statements that include those subsidiaries. We engaged local accounting firms in Austria and Japan to maintain the books and records of those subsidiaries and to report trial balances to us for consolidation. These changes are reasonably likely to materially affect our internal control over financial reporting. Other than as described above, there was no change in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must also reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information.

During the fourth quarter of the fiscal year ended June 30, 2026, no director or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position
Timothy Young	61	President, CEO, Acting CFO and Chairman of the Board of Directors
David Raney	71	Director
Dr. Syed Mubeen Jawahar Hussaini	44	Chief Technology Officer

Directors are elected at our annual meeting of shareholders and serve until the next annual meeting or until their successors are elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Timothy Young, President, Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board of Directors

Mr. Young has served as President, Chief Executive Officer, and Chairman of the Board since August 2009, and as Acting Chief Financial Officer since 2010. From 2007 to 2009 he was President of Rovion, a digital advertising company, and from 1998 to 2007 he held positions at America Online and Time Warner Inc., including Vice President and Regional Vice President. Mr. Young’s experience leading the Company since 2009, together with his background in bringing new products to market, qualifies him to serve on our Board of Directors.

David Raney, Director

Mr. Raney has served as a director since October 2024. From 2022 to 2023 he founded and served as Chief Executive Officer of the Texas Hydrogen Alliance, a non-profit trade organization that advocates for policies advancing the hydrogen economy, and he currently serves as its Executive Director Emeritus. From 2014 to 2021, Mr. Raney was a corporate executive at Toyota Motor North America. He has more than forty years of experience in the transportation industry, including positions at Deere & Company, Saab-Scania of America, General Motors, and American Honda Motor Company, and has frequently served as a technical liaison between corporate research and development functions and federal and state environmental and safety regulators. Mr. Raney’s experience in the hydrogen and transportation industries qualifies him to serve on our Board of Directors.

Dr. Syed Mubeen Jawahar Hussaini, Chief Technology Officer

Prior to his appointment as Chief Technology Officer in February 2025, Dr. Mubeen served as the Company’s Chief Scientific Officer from January 2022. Since April 2021, he has also been Associate Professor, Department of Chemical and Biochemical Engineering, at the University of Iowa. From August 2014 to March 2021, Dr. Mubeen was Assistant Professor, Department of Chemical and Biochemical Engineering, at the University of Iowa. As the Company’s Chief Technology Officer, Dr. Mubeen leads the strategic direction and execution of the Company’s technology development. Dr. Mubeen received his Ph.D. in Chemical and Environmental Engineering from the University of California, Riverside, followed by postdoctoral research at the University of California, Santa Barbara.

Family Relationships

There are no family relationships among our executive officers and directors.

Director Independence

Our common stock is quoted on the OTCQB, which does not impose director independence requirements. For purposes of determining independence, we apply the definition set forth in Nasdaq Listing Rule 5605(a)(2). Applying that definition, we have determined that Mr. Raney is an independent director and that Mr. Young is not independent because he serves as an executive officer of the Company.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a policy regarding whether the roles of Chairman and Chief Executive Officer should be separate or combined. Mr. Young currently serves in both roles. Given the size and stage of development of the Company, our Board has determined that combining these roles is appropriate at this time.

Our Board of Directors as a whole is responsible for the oversight of risk. Management is responsible for identifying and managing risk in the ordinary course of business and reports to the Board. Because we do not have standing committees, the Board does not delegate any portion of its risk oversight function.

Committees of the Board

We do not have a separately designated standing audit committee, compensation committee, or nominating and corporate governance committee. Our Board of Directors as a whole performs the functions that would otherwise be performed by an audit committee. We do not have an audit committee financial expert serving on our Board, because our Board consists of two members and, given the size and stage of development of the Company and the cost of recruiting and compensating an additional director, we have not sought to appoint a director who would qualify as an audit committee financial expert.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors or executive officers has been involved in any bankruptcy or insolvency proceeding, has been convicted in or is subject to a pending criminal proceeding, has been subject to any order restricting their involvement in any business, securities, commodities, banking, or insurance activity, or has been found to have violated any federal or state securities or commodities law.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. A copy of our Code of Ethics is available on our website at www.sunhydrogen.com and will be provided without charge upon written request to Timothy Young, Chief Executive Officer, SunHydrogen, Inc., 2500 Crosspark Road, Coralville, Iowa 52241. Any waiver of a provision of the Code of Ethics for a director or executive officer may be granted only by the Board of Directors, and we will promptly disclose any such waiver. Information on our website is not incorporated by reference into this Annual Report.

Changes in Nominating Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Insider Trading Policies

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, among other insiders. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations. Our insider trading policy is filed with the SEC as exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by our named executive officers for the fiscal years ended June 30, 2026 and June 30, 2025.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Young,	2026	$360,807	$379,000	-	$946,607	(1)	-	-	-	$1,686,414
CEO and Acting CFO	2025	$355,945	$404,000	-	$552,188	(1)	-	-	-	$1,312,133

Dr. Syed Mubeen Jawahar Hussaini	2026	$186,009	$170,000	-	-		-	-	-	$356,009
Chief Technology Officer	2025	$182,500	$203,500	-	-		-	-	-	$386,000

(1)	Represents the aggregate grant date fair value of stock options awarded on November 19, 2024, computed in accordance with FASB ASC Topic 718. For the assumptions used in the valuation, see Note 6 to our financial statements included in this report.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our named executive officers as of June 30, 2026.

Outstanding Equity Awards
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Timothy Young	125,812,947	-	.0099	1/23/2029	-	-
Timothy Young	75,000,000	75,000,000	.0165	11/19/2031	-	-
Dr. Syed Mubeen Jawahar Hussaini	63,000,000	-	.012	1/30/2030	-	-

Director Compensation

Mr. Raney is our only non-employee director. We do not pay him cash fees for his service. He is eligible to receive stock option grants and we reimburse him for expenses incurred in attending to Board matters, which we do not consider compensation. No stock options were granted to Mr. Raney during the fiscal year ended June 30, 2026, and accordingly no amounts are reportable for that year.

Mr. Young receives no additional compensation for his service as a director. His compensation is reported in the Summary Compensation Table above.

The following table sets forth compensation information regarding the Company’s non-employee directors in fiscal 2026:

Name	Fees earned or paid in cash	Stock Award ($)	Option Awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Raney	$-	$-	$63,107	-	-	-	-	-	$63,107

Compensation Recovery Policy

We have not adopted a policy providing for the recovery of erroneously awarded incentive-based compensation. Our common stock is quoted on the OTCQB and is not listed on a national securities exchange, and we are therefore not subject to the listing standards that require the adoption of such a policy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 18, 2026, concerning the number of shares of our common stock owned by: (i) each of our directors and executive officers; (ii) all of our named executive officers as a group; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of September 18, 2026, upon the exercise or conversion of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of September 18, 2026 or have been exercised and converted.

	Shares Beneficially Held	Percentage of Common Stock(1)
Timothy A. Young(2)	263,462,947	4%
Dr. Syed Mubeen Jawahar Hussaini(3)	63,000,000	1%
David Raney(4)	5,000,000	- %*
All officers and directors as a group (3 persons)	331,462,947	5%

*	Less than 1%
(1)	Based upon 5,749,164,916 shares issued and outstanding as of September 18, 2026.
(2)	Includes 200,812,947 shares underlying options.
(3)	Includes 63,000,000 shares underlying options.
(4)	Includes 5,000,000 shares underlying options.

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

The following table sets forth information about our equity compensation plans as of June 30, 2026.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
2019 Equity compensation plan approved by security holders	276,270,561	$0.0099 – 0.016	23,729,439
2022 Equity compensation plan approved by security holders	393,600,000	$0.012-0.0237	603,237,064
Total	669,870,561		626,966,503

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

During the period ended December 31, 2022, we entered into a loan of $211,750 with our Chief Executive Officer for the repayment of accrued salary expense. The loan bore interest at five percent per year and was repayable in monthly installments of $9,290 of principal and interest over two years. It was repaid in full during the fiscal year ended June 30, 2025. The principal balance was $0 at June 30, 2026 and at June 30, 2025, and interest paid was $0 and $620 for the fiscal years then ended, respectively.

Other than as described above and in the notes to our financial statements included in this report, there has been no transaction since July 1, 2024, and there is no currently proposed transaction, in which we were or are to be a participant and in which any of our directors, executive officers, holders of more than five percent of our common stock, or any member of the immediate family of any of the foregoing had or will have a direct or indirect material interest.

We have not adopted a written policy governing the review and approval of transactions with related persons. Our Board of Directors reviews and approves any such transaction.

Director Independence

Information regarding the independence of our directors is set forth under Item 10 above.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by our independent accounting firm for professional services rendered for the following periods:

	Year Ended June 30, 2026	Year Ended June 30, 2025
Audit Fees	$52,300	$69,525
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$52,300	$69,525

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial statements.

The SunHydrogen, Inc. financial statements are included in Item 8. Financial Statements and Supplementary Data.

(2) Financial statement schedules: None.

(3) Exhibits

Exhibit	Description
3.1	Articles of Incorporation of filed with the Nevada Secretary of State on February 18, 2009 (incorporated by reference to S-1 filed on February 5, 2010).

3.2	Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 11, 2009 (incorporated by reference to S-1 filed February 5, 2010).

3.3	Articles of Amendment of Articles of Incorporation of filed with the Nevada Secretary of State on November 21, 2013 (incorporated by reference 8-K filed on November 21, 2013).

3.4	Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 13, 2018. (incorporated by reference to 10-K filed on September 25, 2018).

3.5	Certificate of Designation of Series A Preferred Stock (incorporated by reference to the Company’s Form 8-K filed February 2, 2022)

3.6	Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company’s Form 8-K filed November 26, 2019)

3.7	Certificate of Designation of Series C Preferred Stock (incorporated by reference to the Company’s Form 8-K filed December 17, 2021)

3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed January 3, 2020)

3.9	Articles of Merger (incorporated by reference to 8-K filed June 15, 2020)

3.10	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 10-Q filed May 16, 2022)

3.11	Amended and Restated Bylaws (incorporated by reference to 8-K filed February 2, 2022)

4.1	Description of Registrant’s Securities (incorporated by reference to 10-K filed October 8, 2021)

10.1	2019 Equity Incentive Plan (incorporated by reference to Form S-8 on December 19, 2018)

10.2	Employment Agreement between the Company and Timothy Young (incorporated by reference to 8-K filed March 1, 2021) ***

10.3	SunHydrogen, Inc. 2022 Stock Incentive Plan (incorporated by reference to Form 10-K filed October 7, 2022)

10.4****	Joint Development Agreement dated July 22, 2024 (incorporated by reference to 8-K filed July 24, 2024)

10.5****	Collaboration Agreement (incorporated by reference to 8-K filed July 23, 2024)

10.6****	Technology and Manufacturing Services Agreement, dated January 30, 2026, between the Company and CTF Solar GmbH (incorporated by reference to 8-K filed February 13, 2026)

14.1	Code of Ethics (incorporated by reference to 10-K filed on September 28, 2012).

19*	Insider Trading Policy

21*	Subsidiaries

23.1*	Consent of M&K CPAS, LLC

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1**	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

****	Portions of this agreement have been omitted.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNHYDROGEN, INC.

Date: September 25, 2026	By:	/s/ Timothy Young
Timothy Young
Chief Executive Officer, Acting Chief Financial Officer, and Chairman (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Young	Chief Executive Officer, President	September 25, 2026
Timothy Young	(Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer), and Chairman

/s/ David Raney	Director	September 25, 2026
David Raney

SUN HYDROGEN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sun Hydrogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sun Hydrogen, Inc. (the Company) as of June 30, 2026 and 2025, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Promissory Notes Receivable

As discussed in Note 3 to the financial statements, the Company has a loan to a third-party. Collectability of the promissory note receivable is subject to judgement as the determination of collectability requires management to assess the amount the Company expects to not be collected over the contractual life, considering past events, current conditions and reasonable and supportable forecasts of future economic conditions.

Auditing management’s assessment the determining the collectability of the promissory note receivable is subjective, requiring judgement to evaluate management’s process to determine collectability. We obtained an understanding and evaluated the process used by management to determine the collectability of the promissory note receivable. We confirmed the balance directly with the borrower.

Our audit procedures included, among others, evaluating appropriate application of the Company’s current expected credit loss model for this promissory note receivable and testing significant assumptions used to analyze the collectability. To assess the reasonableness of management’s collectability analysis, we performed audit procedures that included, among others, agreeing the contract terms to supporting documentation; confirming the contract terms; and evaluating the collateral.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2020.

The Woodlands, Texas

September 25, 2026

SUNHYDROGEN, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2026	2025

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,130,904	$34,628,625
Prepaid expenses	179,115	72,313
Interest receivable	42,737	25,223
Promissory note receivable, net of discount	400,000	-
Short-term investments	19,929,164	2,997,460

TOTAL CURRENT ASSETS	32,681,920	37,723,621

OTHER ASSETS

Fixed assets, net of depreciation	116,491	148,430
Deposit	2,293	-
Intangible assts, net of amortization	45,191	51,869
Operating lease right-of-use asset	102,014	-

TOTAL OTHER ASSETS	265,989	200,299

TOTAL ASSETS	$32,947,909	$37,923,920

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other payables	$518,212	$527,619
Accrued expenses	286,279	147,323
Operating lease liability, current	58,224	-

TOTAL CURRENT LIABILITIES	862,715	674,942

LONG TERM LIABILITIES
Operating lease liability, long term	43,790	-

TOTAL LIABILITIES	906,505	674,942

COMMIMENTS AND CONTINGENCIES	-	-

Series C 10% Preferred Stock, 2,765 and 6,651 shares issued and outstanding, redeemable value of $276,500 and $665,100, respectively	276,500	665,100

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 10,000,000,000 authorized common shares 5,749,164,916 and 5,438,414,015 shares issued and outstanding, respectively	5,749,166	5,438,414
Additional Paid in Capital	132,637,804	131,224,014
Accumulated other comprehensive income (loss)	(11,992)	-
Accumulated deficit	(106,610,074)	(100,078,550)
TOTAL SHAREHOLDERS’ EQUITY	31,764,904	36,583,878

TOTAL LIABILITIES, PREFERRED STOCK SUBJECT TO REDEEMPTION AND SHAREHOLDERS’ EQUITY	$32,947,909	$37,923,920

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNHYDROGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Year Ended June 30,
	2026	2025

REVENUE	$1,250	$-

OPERATING EXPENSES
Selling and Marketing	93,865	1,313
General and administrative expenses	3,053,431	2,336,263
Research and development cost	4,333,474	3,440,296
Depreciation and amortization	41,134	38,320

TOTAL OPERATING EXPENSES	7,521,904	5,816,192

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(7,520,654)	(5,816,192)

OTHER INCOME/(EXPENSES)
Investment income	1,241,026	1,737,416
Dividend expense	(48,097)	(75,434)
Unrealized gain/(loss) on change in fair value of investment, related party	-	(4,101,402)
Unrealized gain/(loss) on change in fair value of short-term investments	(301,350)	30,615
Realized gain/(loss)	34,483	(684)
Other interest income	63,068	-
Interest expense	-	(626)

TOTAL OTHER INCOME (EXPENSES)	989,130	(2,410,115)

NET INCOME (LOSS)	(6,531,524)	(8,226,307)

Deemed dividend on repurchase of preferred stock	(851,400)	-
Net income available to common stockholders	$(5,680,124)	$(8,226,307)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(11,992)	-
COMPREHENSIVE INCOME (LOSS)	$(6,543,516)	$(8,226,307)

BASIC & DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	5,533,298,188	5,319,344,178

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNHYDROGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

							Accumulated
						Additional	Other
	Preferred stock			Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Income	Deficit	Total
Balance at June 30, 2024	-	$-	$885,100	5,087,245,974	$5,087,246	$128,488,199	$-	$(91,852,243)	$41,723,202
Issuance of common stock upon partial conversion of purchase agreement for cash	-	-	-	118,513,734	118,514	2,083,411	-	-	2,201,925
Preferred stock converted to common stock	-	-	(220,000)	231,578,947	231,579	(11,579)	-	-	220,000
Stock compensation expense	-	-	-	-	-	665,058	-	-	665,058
Cashless options exercised	-	-	-	1,075,360	1,075	(1,075)	-	-	-
Net Loss	-	-	-	-	-	-	-	(8,226,307)	(8,226,307)
Balance at June 30, 2025	-	$-	$665,100	5,438,414,015	$5,438,414	$131,224,014	$-	$(100,078,550)	$36,583,878

Balance at June 30, 2025	-	$-	$665,100	5,438,414,015	$5,438,414	$131,224,014	$-	$(100,078,550)	$36,583,878
Purchase and cancellation of Series C preferred shares	-	-	(148,600)	-	-	(851,400)	-	-	(851,400)
Stock compensation expense	-	-	-	-	-	1,166,989	-	-	1,166,989
Issuance of common stock for cash	-	-	-	58,119,322	58,120	1,110,833	-	-	1,168,953
Preferred stock converted to common stock		-	(240,000)	252,631,579	252,632	(12,632)	-	-	240,000
Foreign currency translation adjustment	-	-	-	-	-	-	(11,992)	-	(11,992)
Net Loss	-	-	-	-	-	-	-	(6,531,524)	(6,531,524)
Balance at June 30, 2026	-	$-	$276,500	5,749,164,916	$5,749,166	$132,637,804	$(11,992)	$(106,610,074)	$31,764,904

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNHYDROGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	(6,531,524)	(8,226,307)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization of interest on promissory note receivable	(50,000)	-
Depreciation & amortization expense	41,134	38,320
Stock based compensation expense for services	1,166,989	665,058
Realized (gain)/loss	(34,770)	-
Unrealized (gain)/loss on change in fair value of investment, related party	-	4,101,402
Investment income earned on short-term investments	-	(58,857)
Unrealized (gain)/loss on change in fair value of short-term investments	301,350	(30,615)
Change in assets and liabilities:
Interest receivable	(17,514)	(25,223)
Prepaid expense	(56,875)	(72,313)
Deposits	(2,293)	-
Accounts payable	(21,144)	(45,508)
Accrued expenses	139,290	6,765
NET CASH USED IN OPERATING ACTIVITIES	(5,065,357)	(3,647,278)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(26,167,373)	(8,007,988)
Redemption of short-term investments	8,969,089	5,100,000
Purchase of fixed assts	(2,510)	(17,000)
NET CASH USED IN INVESTING ACTIVITIES	(17,200,794)	(2,924,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Series C preferred shares	(1,000,000)	-
Promissory note receivable	(400,000)	-
Repayment of related party note payable	-	(45,829)
Net proceeds from common stock purchase agreements	1,168,953	2,201,925
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(231,047)	2,156,096

Effect of exchange rate translation on cash	(523)	-

Net increase (decrease) in cash and cash equivalents	(22,497,721)	(4,416,170)
Cash and cash equivalents - beginning of period	34,628,625	39,044,795
Cash and cash equivalents - end of period	12,130,904	34,628,625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$626
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Conversion of Series C Preferred shares to common stock	$240,000	$220,000
Discount on promissory note receivable	$50,000	$-
Cashless options exercised	$50,000	$1,075
Recognition of lease liability and ROU asset at lease commencement	$106,023	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

SUNHYDROGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

SunHydrogen, Inc. (the “Company”) was incorporated in the State of Nevada on February 18, 2009 and began operations on February 19, 2009. The Company is based in Coralville, Iowa.

In April 2026, the Company formed two wholly owned subsidiaries, SunHydrogen Austria GmbH, organized under the laws of Austria, and SunHydrogen Japan GK, organized under the laws of Japan. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Line of Business

The Company is developing photoelectrochemical panels that produce renewable hydrogen from sunlight and water. Sunlight absorbed by the semiconductor generates photovoltage and charge carriers that drive photoelectrochemical oxidation and reduction reactions at catalyst surfaces, producing hydrogen and oxygen without an externally applied electrical bias to the active device. The Company is pursuing two pathways to this architecture: one using commercially available, mass-produced thin film solar modules re-engineered with the Company’s proprietary hydrogen module design, and one using the Company’s patented nanoparticle technology. The Company has not generated revenue from the sale of its products and has not produced hydrogen at commercial scale.

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

The accompanying consolidated financial statements include the accounts of its 100% owned subsidiaries, SunHydrogen GmbH and SunHydrogen Japan GK. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The following table provides detail of our cash and cash equivalents.

	June 30, 2026	June 30, 2025
Cash	$3,695,876	$27,993,513
U.S. Treasury bills	8,435,028	6,635,112
Total cash and cash equivalents	$12,130,904	$34,628,625

The U.S. Treasury bills have a credit quality indicator of AA/A.

Short Term Investments

The Company’s short-term investments are carried at fair value with changes in fair value recognized in net income.

As of June 30, 2026, our short-term investments consisted of various investments held at a brokerage firm.

During the year ended June 30, 2026, the Company recognized a loss on change in fair value of short-term investments of $301,350.

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of June 30, 2026, the cash balance in excess of the FDIC limits was $10,297,841. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

The Company recognized depreciation expense of $34,455 and $31,641 for the year ended June 30, 2026 and 2025, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	June 30, 2026	June 30, 2025

Trademark-gross	10 years	$1,142	$1,142
Less accumulated amortization		(1,056)	(942)
Trademark-net		$86	$200

Patents-gross	15 years	$101,143	$101,143
Less accumulated amortization		(56,038)	(49,474)
Patents-net		$45,105	$51,669

Total intangible assets		$45,191	$51,869

The Company recognized amortization expense of $6,678 and $6,679 for the year ended June 30, 2026 and 2025, respectively.

Future Amortization Expense

Year	Amount
2027	$6,650
2028	6,565
2029	6,565
2030	6,565
2031	6,564
Thereafter	12,282
$45,191

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the years ended June 30, 2026 and 2025, the Company determined no impairment was required.

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

During the years ended June 30, 2026 and 2025, we generated revenue from consulting services of $1,250 and $0.

Accounts Receivable

We record accounts receivable at the invoiced amount and we do not charge interest. We determine the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. There were no provisions for doubtful accounts recorded as of June 30, 2026 and June 30, 2025. The Company recorded $0 in bad debt expense for the year ended June 30, 2026.

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the year ended June 30, 2026 and 2025. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards, if dilutive.

Year Ended June 30, 2026

The total potential common shares as of June 30, 2026, include 470,965,911 stock options and 291,052,632 common shares issuable upon conversion of the outstanding 2,765 Series C Preferred shares. Stock options and common shares issuable upon conversion of Series C Preferred shares were not included in the calculation of net earnings per share because their impact on income per share is antidilutive.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of June 30, 2026, the amounts reported for cash, accounts payable and other payables, and accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

June 30, 2026

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$19,929,164	$19,929,164	$-	$-
	$19,929,164	$19,929,164	$-	$-

June 30, 2025

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities, related party (see Note 7)	$2,997,460	$2,997,460	$-	$-
	$2,997,460	$2,997,460	$-	$-

As of June 30, 2026, the Equity securities, related party had a fair value of $0 which was measured using a level 3 input due to the underlying securities no longer trading on an active stock exchange (See Note 7).

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $4,333,474 and $3,440,296 for the year ended June 30, 2026 and 2025, respectively.

Advertising and Marketing

Advertising and marketing cost are expensed as incurred. Total advertising and marketing costs were $93,865 and $1,313 for the years ended June 30, 2026 and 2025, respectively.

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

Lease Obligation

We determine if an arrangement is a lease at inception. Operating leases are included in the operating lease right-of-use asset account, the operating lease liability, current account, and the operating lease liability, long-term account in our balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For leases in which the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have elected to not apply the recognition requirements of ASC Topic 842, Leases, to short-term leases (leases with terms of twelve months or less). Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term. We have elected the practical expedient and will not separate non-lease components from lease components and will instead account for each separate lease component and non-lease component associated with the lease components as a single lease component.

Segment Reporting

The Company operates as a single operating segment, focusing on the development of an efficient and cost-effective way to produce renewable hydrogen using sunlight and water.

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

Recently Adopted Accounting Pronouncements

Management believes that no recently issued accounting standards, which are not yet effective, would have a material impact on the accompanying unaudited financial statements as of June 30, 2026, if adopted at this time.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

3.	PROMISSORY NOTE RECEIVABLE

On January 28, 2026, the Company loaned $400,000 to a third-party under a secured promissory note, with interest accruing at a rate of 7.5% per annum payable to the Company on or by June 15, 2027. In addition, the third-party waived the Company’s annual consortium membership fee of $50,000, which the Company has recorded as a discount to be amortized as interest income over the term of the promissory note receivable. As of June 30, 2026, the Company had a promissory note receivable of $400,000 net of discount of $0, which was fully amortized as of June 30, 2026.

Interest receivable on the promissory note receivable as of June 30, 2026 was $13,068 included in interest receivable on the consolidated balance sheet.

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

During the year ended June 30, 2026, an investor converted 2,400 preferred shares with a stated value of $240,000, at a conversion price of $0.00095, into 252,631,579 common shares. In September 2025, the Company repurchased 1,486 preferred shares with a stated value of $148,600 from a holder for $1,000,000. No gain or loss was recognized in the financial statements for these transactions.

During the year ended June 30, 2025, an investor converted 2,200 preferred shares with a stated value of $220,000, at a conversion price of $0.00095, into 231,578,947 common shares. No gain or loss was recognized in the financial statements.

As of June 30, 2026 and June 30, 2025, the Company had 2,765 and 6,651 shares of Series C Preferred Stock outstanding, respectively. The fair value of the outstanding shares was $276,500 and $665,100, respectively.

5.	COMMON STOCK

Year Ended June 30, 2026

During the year ended June 30, 2026, the Company issued 58,119,322 shares of common stock for cash proceeds of $1,168,953 and the Company issued 252,631,579 shares of common stock, upon conversion of 2,400 shares of preferred stock with a stated value of $240,000 at a conversion price of $0.00095.

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

As of June 30, 2026, under the 2019 Plan, there were 276,270,561 stock options and shares issued, with 23,729,439 shares remaining available for issuance.

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

As of July 1, 2024, the maximum number of shares issuable under the 2022 Equity Incentive Plan increased to 953,548,700 shares, based on the Company’s fully diluted capitalization of 6,356,991,335. As of June 30, 2026, there were 393,600,000 stock options and shares issued, with 603,237,064 shares remaining available for issuance under the 2022 Plan.

7.	STOCK OPTIONS AND WARRANTS

Options

Transactions involving our options are summarized as follows:

Year Ended June 30, 2026

			Weighted
			Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at June 30, 2025	435,894,499	$0.013	$0.012
Granted	45,000,000	$0.022	$0.014
Canceled/Expired	(3,000,000)	$0.016	$0.013
Exercised	-	$0.000	$0.000
Options outstanding at June 30, 2026	477,894,499	$0.014	$0.012

Year Ended June 30, 2025

			Weighted
			Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at June 30, 2024	266,894,499	$0.011	$0.011
Granted	275,000,000	$0.017	$0.013
Canceled/Expired	(102,666,667)	$0.016	$0.013
Exercised	(3,333,333)	$0.016	$0.013
Options outstanding at June 30, 2025	435,894,499	$0.013	$0.012

Details of our options outstanding as of June 30, 2026, is as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
342,894,499	0.012	3.87	3.95

Details of our options outstanding as of June 30, 2025, is as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
259,894,499	0.011	1.31	3.87

Grant date fair value of the stock options was calculated using a modified Black Scholes option pricing model. The grant date fair value is recognized as an expense over the term of the options as they vest or on a straight-line basis. Total stock compensation expense related to the options for the year ended June 30, 2026 and 2025, was $1,166,989 and $665,058, respectively. As of June 30, 2026 there was approximately $1 million of unrecognized compensation cost related to the options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.74 years.

During the year ended June 30, 2026, the significant assumptions used in the calculation of grant date fair value of the stock options are as follows:

Risk free interest rate	3.84%
Expected volatility	96%
Stock price per share	$0.0228
Expected term [1]	2.75 years

[1]	When determining the expected term for options issued, the Company used the simplified method.

Warrants

Transactions involving our warrants are summarized as follows:

Year Ended June 30, 2026

Weighted
	Number of	Average
	Warrants	Exercise Price
Warrants outstanding at June 30, 2025	78,095,239	$0.121
Issued	-	$-
Canceled/Expired	(78,095,239)	$0.121
Exercised	-	$-
Warrants outstanding at June 30, 2026	-	$-

Year Ended June 30, 2025

Weighted
	Number of	Average
	Warrants	Exercise Price
Warrants outstanding at June 30, 2024	78,095,239	$0.121
Issued	-	$-
Canceled/Expired	-	$-
Exercised	-	$-
Warrants outstanding at June 30, 2025	78,095,239	$0.121

Details of our warrants outstanding as of June 30, 2025, is as follows:

Warrants Exercisable	Weighted Average Contractual Life of Warrants Outstanding and Exercisable (Years)
78,095,239	0.67

8.	EQUITY SECURITIES, RELATED PARTY

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

The following table summarizes our equity investments in TECO:

Date of Investment	Number of Shares	Cost Basis	Fair Value as of June 30, 2025	Unrealized Gain/Loss	Fair Value as of June 30, 2026
November 24, 2022	13,443,875	$7,000,000	$-	$-	$-
May 24, 2024	15,884,744	3,139,302	-	-	-
Total	29,328,619	$10,139,302	$-	$-	$-

On December 17, 2024, the Company entered a share allocation agreement with TECO HOLDING AS, in which TECO FUEL CELL TECHNOLOGY AS (formally known as Bacchus AS, a wholly owned subsidiary of TECO HOLDINGS AS, and a private entity) intends to acquire the shares and other assets owned by TECO 2030 ASA. TECO HOLDINGS AS then agreed to transfer shares in TECO FUEL CELL TECHNOLOGY AS equal to 13.32% or 39,350,000 shares of TECO FUEL CELL TECHNOLOGY AS to the Company free of charge, encumbrances, and other liens. Concurrently with the transfer of shares under the allocation agreement, a representative of the Company, whenever preferred, is appointed to the board of directors of Newco. On December 31, 2025, TECO FUEL CELL TECHNOLOGY AS transferred an additional 72,818 shares as payment for services provided by the Company. Due to there being no readily determinable fair value, the Company elected to value their investment in TECO FUEL CELL TECHNOLOGY at costs minus impairment which, as of June 30, 2025, was $0. If, in the future, the Company identifies observable price changes in orderly transactions for an identical or similar investment, we may measure our investment in Newco at fair value as of the date the observable transaction occurred.

The following table summarizes our equity investments in TECO FUEL CELL TECHNOLOGY:

Date of Investment	Number of Shares	Cost Basis	Fair Value as of June 30, 2025	Unrealized Gain/Loss	Fair Value as of June 30, 2026
December 17, 2024	39,350,000	$-	$-	$-	$-
December 31, 2025	72,818	-	-	-	-
Total	39,422,818	$-	$-	$-	$-

9.	INVESTMENT INCOME

The following table summarizes our investment income.

	Year Ended June 30, 2026	Year Ended June 30, 2025
Interest earned on cash (NOTE 2)	$915,259	$1,256,615
Interest earned on Treasury Bills considered cash equivalents (NOTE 2)	323,225	415,716
Interest earned on Treasury Bills considered short-term investments (NOTE 2)	-	58,857
Dividends and other	2,542	6,228
Total investment income	$1,241,026	$1,737,416

10. COMMITMENTS AND CONTINGENCIES

Effective October 1, 2025, the Company extended its research agreement with the University of Iowa through September 30, 2026. As consideration under the research agreement, the University of Iowa will receive a maximum of $300,000 from the Company in four equal installments of $75,000. The agreement can be terminated by either party upon sixty (60) days prior written notice to the other. As of June 30, 2026, there is a balance due of $150,000 per the agreement.

Effective August 4, 2025, the Company extended its research agreement with the University of Michigan through September 30, 2026. As consideration under the research agreement, the University of Michigan will receive a maximum of $101,888 from the Company. In the event of early termination by the Company, the Company will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of June 30, 2026, we owed the University of Michigan $22,419 under the agreement.

Effective June 1, 2025, the Company entered into a research agreement with the University of Texas at Austin through June 30, 2026. As consideration under the research agreement, the University of Texas at Austin will receive a maximum of $429,930 from the Company. In the event of early termination by the Company, the Company will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of June 30, 2026, we owed the University of Texas $143,310 under the agreement.

Effective January 30, 2026, the Company entered into a technology and manufacturing service agreement with CTF Solar GmbH through January 30, 2028. As consideration under the service agreement, CTF Solar GmbH will receive a maximum of 2,000,000 Euros from the Company. In the event of early termination by the Company, the Company will pay all cost accrued by CTF Solar GmbH as of the date of termination, including non-cancellable obligations. As of June 30, 2026, no amount was owed to CTF Solar GmbH under the agreement.

The Company began renting lab space in February 2022. The lab rental is on a month-to-month basis and is cancellable with a thirty (30) day notice. On April 1, 2025, the Company renewed the space needed for its lab work at a monthly rent of $7,900 per month. On October 1, 2025, the Company renewed the space needed for its lab work at a monthly rent of $11,100 per month. On April 30, 2026, the Company amended the lab and office suite space at a monthly rent of $7,225 per month. Due to the rental being month-to-month, ASC 842 lease accounting is not applicable.

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

12.	OPERATING LEASE

In May 2026, the Company entered into a twenty-four month operating lease, which provides for approximately 2,255 square feet of rentable area for lab and office space, that commenced on June 1, 2026. The lease requires monthly payments of $2,630.83 per month plus $11.82 per square foot as a pro-rata share of maintenance expenses, insurance, and real estate taxes for the property. The Company or landlord may terminate the lease at the expiration date or by giving the other party written notice.

In accordance with ASC 842 a right-of-use asset and lease liability was recorded for $106,023 at commencement. Operating lease expense was $4,852 for the year ended June 30, 2026. Operating cash flows during the year ended June 30, 2026 were $4,852. As of June 30, 2026, the weighted average remaining lease term was 1.84 years.

	At June 30, 2026	At June 30, 2025
Operating leases
Remaining right-of-use assets	$102,014	$-

Short-term operating lease liabilities	$58,224	$-
Long-term operating lease liabilities	$43,790	$-
Total operating lease liabilities	$102,014	$-

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2026 (remaining)	$29,112
2027	58,224
2028	29,112
Total lease payments	116,448
Less: Imputed interest/present value discount	(14,434)
Present value of lease liabilities	$102,014

12.	DEFERRED TAX BENEFIT

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2022.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amount when the realization is uncertain. Included in the balance at June 30, 2026 and 2024, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended June 30, 2026 and 2025, the Company did not recognize interest or penalties.

At June 30, 2026, the Company had net operating loss carry-forward of approximately $14,525,770, which expires in future years. No tax benefit has been reported in the June 30, 2026 and 2025 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2026 and 2025 due to the following:

	6/30/2026	6/30/2025
Book income (loss)	$(1,371,620)	$(1,727,524)
Non-deductible expenses	250,033	143,419
Depreciation and amortization	(73)	(1,310)
Valuation Allowance	1,121,660	1,585,415

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of June 30, 2026 and 2025:

	6/30/2026	6/30/2025
Deferred tax assets:
NOL carryover	$3,050,412	$6,430,334
Depreciation and amortization	(1,313)	11
Deferred tax liabilities:	-	-

Less Valuation Allowance	$(3,049,099)	$(6,430,345)
Income tax expense	$-	$-

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

Shareholders Loan

During the period ended December 31, 2022, the Company entered into a $211,750 loan with the Company’s CEO for the repayment of accrued salary expense. The loan bore interest of five percent (5%) per year and was to be repaid with monthly payments of $9,290, including interest and principal over a two-year period. As of June 30, 2026 and June 30, 2025, the principal balance remaining on the loan was $0 and $0, respectively and interest paid during the year ended June 30, 2026 and 2025 was $0 and $620, respectively.

Other Related Party Activity

See Note 8 for related party transactions with respect to TECO 2030 A.S.A. and Newco.

14.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855 and notes the following subsequent events:

On July 14, 2026, the Company entered into a cost-share agreement with CTF Solar GmbH for manufacturing costs associated with 120 prototype PV modules for EUR 45,119, which was approximately $51,525 on that date.

On September 23, 2026, the Company and Honda R&D Co., Ltd. extended their joint development agreement to March 31, 2028. Honda has served as our housing unit and balance of system partner and has performed third-party validation testing of our hydrogen modules.