Form 10-Q
period 2026-09-30
SUNHYDROGEN, INC.
filed 2026-11-10
CIK 1481028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares of registrant’s common stock outstanding, as of November 9, 2026 was 5,749,164,916.

SUNHYDROGEN, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNHYDROGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2026	2026
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,772,650	$12,130,904
Prepaid expenses	71,445	179,115
Interest receivable	52,338	42,737
Promissory note receivable, net of discount	400,000	400,000
Short-term investments	20,706,990	19,929,164

TOTAL CURRENT ASSETS	31,003,423	32,681,920

OTHER ASSETS

Fixed assets, net of depreciation	107,784	116,491
Deposit	2,606	2,293
Intangible assts, net of amortization	43,521	45,191
Operating lease right-of-use asset	89,786	102,014

TOTAL OTHER ASSETS	243,697	265,989

TOTAL ASSETS	$31,247,120	$32,947,909

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other payables	$776,574	$518,212
Accrued expenses	229,007	286,279
Accrued consultant settlement	220,000	-
Operating lease liability, current	58,224	58,224

TOTAL CURRENT LIABILITIES	1,283,805	862,715

LONG TERM LIABILITIES
Operating lease liability, long term	31,562	43,790

TOTAL LIABILITIES	1,315,367	906,505

COMMIMENTS AND CONTINGENCIES	-	-

Series C 10% Preferred Stock, 2,765 shares issued and outstanding, redeemable value of $276,500, respectively	276,500	276,500

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares	-	-
Common Stock, $0.001 par value; 10,000,000,000 authorized common shares 5,749,164,916 and 5,749,164,916 shares issued and outstanding, respectively	5,749,166	5,749,166
Additional Paid in Capital	132,989,787	132,637,804
Accumulated other comprehensive income (loss)	(10,529)	(11,992)
Accumulated deficit	(109,073,171)	(106,610,074)
TOTAL SHAREHOLDERS’ EQUITY	29,655,253	31,764,904

TOTAL LIABILITIES, PREFERRED STOCK SUBJECT TO REDEEMPTION AND SHAREHOLDERS’ EQUITY	$31,247,120	$32,947,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNHYDROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,
	2026	2025

REVENUE	$-	$1,250

OPERATING EXPENSES
Selling and Marketing	522	9,496
General and administrative expenses	999,831	705,977
Research and development cost	1,405,110	1,198,719
Depreciation and amortization	10,362	10,203

TOTAL OPERATING EXPENSES	2,415,825	1,924,395

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(2,415,825)	(1,923,145)

OTHER INCOME/(EXPENSES)
Investment income	310,459	377,170
Dividend expense	(6,969)	(16,764)
Unrealized gain/(loss) on change in fair value of investment, related party	-	-
Unrealized gain/(loss) on change in fair value of short-term investments	(354,496)	727
Realized gain/(loss)	(5,979)	2,234
Other interest income	10,155	-
Interest expense	-	-

TOTAL OTHER INCOME (EXPENSES)	(46,830)	363,367

NET INCOME (LOSS) BEFORE INCOME TAXES	(2,462,655)	(1,559,778)

Provision for income taxes	(442)	-
Net income available to common stockholders	$(2,463,097)	$(1,559,778)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	1,463	-
COMPREHENSIVE INCOME (LOSS)	$(2,461,634)	$(1,559,778)

BASIC & DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	5,749,164,916	5,438,414,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNHYDROGEN, INC.

CONENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

							Accumulated
						Additional	Other
	Preferred stock			Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Mezzanine	Shares	Amount	Capital	Income	Deficit	Total
Balance at June 30, 2025	-	$-	$665,100	5,438,414,015	$5,438,414	$131,224,014	$-	$(100,078,550)	$36,583,878
Purchase and cancellation of Series C preferred shares	-	-	(148,600)	-	-	(851,400)	-	-	(851,400)
Stock compensation expense	-	-	-	-	-	279,367	-	-	279,367
Net Loss	-	-	-	-	-	-	-	(1,559,778)	(1,559,778)
Balance at September 30, 2025	-	$-	$516,500	5,438,414,015	$5,438,414	$130,651,981	$-	$(101,638,328)	$34,452,067

Balance at June 30, 2026	-	$-	$276,500	5,749,164,916	$5,749,166	$132,637,804	$(11,992)	$(106,610,074)	$31,764,904
Stock compensation expense	-	-	-	-	-	351,983	-	-	351,983
Foreign currency translation adjustment	-	-	-	-	-	-	1,463	-	1,463
Net Loss	-	-	-	-	-	-	-	(2,463,097)	(2,463,097)
Balance at September 30, 2026	-	$-	$276,500	5,749,164,916	$5,749,166	$132,989,787	$(10,529)	$(109,073,171)	$29,655,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNHYDROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	(2,463,097)	(1,559,778)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization of interest on promissory note receivable	-	-
Depreciation & amortization expense	10,362	10,203
Stock based compensation expense for services	351,983	279,367
Realized (gain)/loss	5,979	(2,234)
Unrealized (gain)/loss on change in fair value of investment, related party	-	-
Investment income earned on short-term investments	-	-
Unrealized (gain)/loss on change in fair value of short-term investments	354,496	(727)
Change in assets and liabilities:
Accounts receivable, related party	-	(1,250)
Interest receivable	(9,601)	(5,550)
Prepaid expense	107,690	2,278
Deposits	(331)	-
Accounts payable	255,797	140,222
Accrued expenses	(57,371)	(48,629)
Accrued consultant settlement	220,000	-
NET CASH USED IN OPERATING ACTIVITIES	(1,224,093)	(1,186,098)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(2,244,892)	(1,977,368)
Redemption of short-term investments	1,106,591	3,000,000
Purchase of fixed assts	-	-
NET CASH USED IN INVESTING ACTIVITIES	(1,138,301)	1,022,632

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Series C preferred shares	-	(1,000,000)
Promissory note receivable	-	-
Repayment of related party note payable	-	-
Net proceeds from common stock purchase agreements	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(1,000,000)

Effect of exchange rate translation on cash	4,140	-

Net increase (decrease) in cash and cash equivalents	(2,358,254)	(1,163,466)
Cash and cash equivalents - beginning of period	12,130,904	34,628,625
Cash and cash equivalents - end of period	9,772,650	33,465,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNHYDROGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2026

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ended June 30, 2027. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2026.

Foreign Currency Translation and Transaction

The Company’s functional currency is the United States dollar. SunHydrogen GmbH maintains its accounting records in its local currency, the Euro and SunHydrogen Japan GK maintains its accounting records in its local currency, the Yen.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The following table provides detail of our cash and cash equivalents.

	September 30, 2026	June 30, 2026
Cash	$2,636,033	$3,695,876
U.S. Treasury bills	7,136,617	8,435,028
Total cash and cash equivalents	$9,772,650	$12,130,904

The U.S. Treasury bills have a credit quality indicator of AA/A.

Short Term Investments

The Company’s short-term investments are carried at fair value with changes in fair value recognized in net income.

As of September 30, 2026, our short-term investments consisted of various investments held at a brokerage firm.

During the three months ended September 30, 2025, the Company recognized a loss on change in fair value of short-term investments of $354,496.

Concentration risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of the FDIC limits. As of September 30, 2026, the cash balance in excess of the FDIC limits was $7,897,496. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

The Company recognized depreciation expense of $8,534 and $8,534 for the three months ended September 30, 2026 and 2025, respectively.

Intangible Assets

The Company has patent applications to protect the inventions and processes behind its proprietary bio-based back-sheet, a protective covering for the back of photovoltaic solar modules traditionally made from petroleum-based film. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

	Useful Lives	September 30, 2026	June 30, 2026

Trademark-gross	10 years	$1,142	$1,142
Less accumulated amortization		(1,085)	(1,056)
Trademark-net		$57	$86

Patents-gross	15 years	$101,143	$101,143
Less accumulated amortization		(57,679)	(56,038)
Patents-net		$43,464	$45,105

The Company recognized amortization expense of $1,669 and $1,669 for the three months ended September 30, 2025 and 2025, respectively.

Future Amortization Expense

Year	Amount
2026 (remaining)	$1,697
2027	6,565
2028	6,565
2029	6,565
2030	6,565
Thereafter	15,564
$43,521

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the three months ended September 30, 2026 and 2025, the Company determined no impairment was required.

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

During the three months ended September 30, 2026 and 2025, we generated revenue from consulting services of $0 and $1,250, respectively.

Accounts Receivable

We record accounts receivable at the invoiced amount and we do not charge interest. We determine the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. There were no provisions for doubtful accounts recorded as of September 30, 2026 and June 30, 2026. The Company recorded $0 in bad debt expense for the three months ended September 30, 2026.

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the three months ended September 30, 2026 and 2025. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards, if dilutive.

The total potential common shares as of September 30, 2026, include 477,894,499 stock options and 291,052,632 common shares issuable upon conversion of the 2,765 outstanding Series C Preferred shares. Stock options and common shares issuable upon conversion of Series C Preferred shares were not included in the calculation of net earnings per share because their impact on income per share is antidilutive.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized on the balance sheet, where it is practicable to estimate that value. As of September 30, 2025, the amounts reported for cash, accounts payable and other payables, and accrued expenses approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows:

September 30, 2026

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$20,706,990	$20,706,990	$-	$-
	$20,706,990	$20,706,990	$-	$-

June 30, 2026

	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$19,929,164	$19,929,164	$-	$-
	$19,929,164	$19,929,164	$-	$-

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $1,405,110 and $1,198,719 for the three months ended September 30, 2026 and 2025, respectively.

Advertising and Marketing

Advertising and marketing cost are expensed as incurred. Total advertising and marketing costs were $522 and $9,496 for the three months ended September 30, 2026 and 2025, respectively.

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

Recently Issued Accounting Pronouncements

Management believes that no recently issued accounting standards, which are not yet effective, would have a material impact on the accompanying unaudited financial statements as of September 30, 2026, if adopted at this time.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

3.	PROMISSORY NOTE RECEIVABLE

On January 28, 2026, the Company loaned $400,000 to a third-party under a secured promissory note, with interest accruing at a rate of 7.5% per annum payable to the Company on or by June 15, 2027. In addition, the third-party waived the Company’s annual consortium membership fee of $50,000, which the Company has recorded as a discount to be amortized as interest income over the term of the promissory note receivable. As of September 30, 2026 and June 30, 2026, the Company had a promissory note receivable of $400,000 net of discount of $0, which was fully amortized as of June 30, 2026.

Interest receivable on the promissory note receivable as of September 30, 2026 and June 30, 2026 was $23,151 and $13,068, respectively included in interest receivable on the consolidated balance sheet.

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

During the three months ended September 30, 2026, the Company did not issue, repurchase or cancel any shares of Series C Preferred Stock.

As of September 30, 2026 and June 30, 2026, the Company had 2,765 shares of Series C Preferred Stock outstanding, respectively. The fair value of the outstanding shares was $276,500, respectively.

5.	COMMON STOCK

Three Months Ended September 30, 2026

During the three months ended September 30, 2026 the Company did not issue any shares of its common stock.

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

As of September 30, 2026, under the 2019 Equity Incentive Plan, there were 276,270,561 stock options and shares issued, with 23,729,439 shares remaining available for issuance.

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

As of July 1, 2026, the maximum number of shares issuable under the 2022 Plan remained at 996,837,064 shares, because fifteen percent (15%) of the Company’s fully diluted capitalization of 6,518,112,047 on that date was less than the existing maximum. As of September 30, 2026, there were 393,600,000 stock options and shares issued, with 603,237,064 shares remaining available for issuance under the 2022 Plan. Of the shares authorized under the 2022 Plan, 400,000,000 have been registered on Form S-8.

7.	STOCK OPTIONS

Options

Transactions involving our options are summarized as follows:

Weighted
Average
		Weighted	Grant-Date
	Number of	Average	Per Share
	Options	Exercise Price	Fair Value
Options outstanding at June 30, 2026	477,894,499	$0.014	$0.012
Granted	-	$-	$-
Canceled/Expired	-	$-	$-
Exercised	-	$-	$-
Options outstanding at September 30, 2026	477,894,499	$0.014	$0.012

Details of our options outstanding as of September 30, 2026, is as follows:

Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Contractual Life of Options Exercisable (Years)	Weighted Average Contractual Life of Options Outstanding (Years)
342,894,499	0.012	3.71	3.70

Total stock compensation expense related to the options for the three months ended September 30, 2026 and 2025, was $351,983 and $279,367, respectively. As of September 30, 2026 there was approximately $650 thousand of unrecognized compensation cost related to the options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.49 years.

8.	EQUITY SECURITIES, RELATED PARTY

As of September 30, 2026, the Company held approximately 9.1% of the outstanding shares of TECO FUEL CELL TECHNOLOGY AS, a private company, including shares received under a December 2024 share allocation agreement and as payment for services provided by the Company. The Company holds a seat on the board of directors of TECO FUEL CELL TECHNOLOGY AS. The Company values this investment at cost minus impairment, which was $0 as of September 30, 2026.

9.	INVESTMENT INCOME

The following table summarizes our investment income.

	September 30, 2026	September 30, 2025
Interest earned on cash (NOTE 2)	$239,125	$287,799
Interest earned on Treasury Bills (NOTE 2)	70,064	88,653
Dividends and other	1,270	718
Total investment income	$310,459	$377,170

10.	COMMITMENTS AND CONTINGENCIES

Effective October 1, 2025, the Company extended its research agreement with the University of Iowa through September 30, 2026. As consideration under the research agreement, the University of Iowa will receive a maximum of $300,000 from the Company in four equal installments of $75,000. The agreement can be terminated by either party upon sixty (60) days prior written notice to the other. As of September 30, 2026, we owed the University of Iowa $150,000 under the agreement. The agreement expired on September 30, 2026, and the Company intends to renew or extend it during the quarter ending December 31, 2026.

Effective August 24, 2026, the Company extended its research agreement with the University of Michigan through September 30, 2027. As consideration under the amended research agreement, the University of Michigan will receive a maximum of $111,993 from the Company for the new budget period. In the event of early termination by the Company, the Company will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of September 30, 2026, we owed the University of Michigan $34,417 under the agreement.

Effective June 1, 2025, the Company entered into a research agreement with the University of Texas at Austin, which was amended in April 2026 to extend its term, at no additional cost, through December 31, 2026. As consideration under the research agreement, the University of Texas at Austin will receive a maximum of $429,930 from the Company. In the event of early termination by the Company, the Company will pay all costs accrued by the University as of the date of termination, including non-cancellable obligations. As of September 30, 2026, we owed the University of Texas $143,310 under the agreement.

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

11.	OPERATING LEASE

In May 2026, the Company entered into a twenty-four-month operating lease, which provides for approximately 2,255 square feet of rentable area for lab and office space, that commenced on June 1, 2026. The lease requires monthly payments of $2,630.83 per month plus $11.82 per square foot as a pro-rata share of maintenance expenses, insurance, and real estate taxes for the property. The Company or landlord may terminate the lease at the expiration date or by giving the other party written notice.

In accordance with ASC 842 a right-of-use asset and lease liability was recorded for $106,023 at commencement. Operating lease expense was $14,556 for the three months ended September 30, 2026. Operating cash flows during the three-month ended September 30, 2026 and 2025 were $14,556 and $0, respectively. As of September 30, 2026, the weighted average remaining lease term was 1.59 years.

	At September 30, 2026	At June 30, 2026
Operating leases
Remaining right-of-use assets	$89,786	$102,014

Short-term operating lease liabilities	$58,224	$58,224
Long-term operating lease liabilities	$31,562	$43,790
Total operating lease liabilities	$89,786	$102,014

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2026 (remaining)	$14,556
2027	58,224
2028	29,112
Total lease payments	101,892
Less: Imputed interest/present value discount	(12,106)
Present value of lease liabilities	$89,786

12.	RELATED PARTY

Other Related Party Activity

During the three months ended September 30, 2025, the Company had accounts receivable and service income of $1,250, respectively with a related party for consulting services.

See Note 8 for related party transactions with respect to TECO FUEL CELL TECHNOLOGY AS.

13.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855 and had the following to report.

On October 23, 2026, the Company entered into and closed a securities purchase agreement with NewHydrogen, Inc. (“NewHydrogen”). Pursuant to the purchase agreement, NewHydrogen issued and sold to the Company, in a private placement, 203,650,000 shares of common stock of NewHydrogen and warrants to purchase up to 407,300,000 shares of common stock of NewHydrogen, for an aggregate purchase price of $2,999,764.50 (or $0.01473 per share). The warrants are exercisable immediately upon issuance for a period of five years and have an exercise price of $0.016203 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are not historical facts and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events, and can often be identified by words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of those terms. These statements involve known and unknown risks and uncertainties that may cause our actual results to differ materially from those expressed or implied, including the risks described under Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “2026 Form 10-K”). We disclaim any obligation to update any forward-looking statement, or to disclose any difference between our actual results and those reflected in any forward-looking statement, except as required by law.

Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” “our,” “SunHydrogen” or the “Company” refer to SunHydrogen, Inc. and its consolidated subsidiaries.

Overview

We are a development stage company developing photoelectrochemical, or PEC, panels that produce renewable hydrogen from sunlight and water. We are pursuing two pathways: commercially available thin film solar modules re-engineered with our proprietary hydrogen module design, which is the basis of the hydrogen reactors we have built to date, and our patented nanoparticle technology. We have not generated revenue from the sale of our products, we have not produced hydrogen at commercial scale, and we have funded our operations principally through sales of our equity securities.

This discussion should be read together with the condensed consolidated financial statements and notes included in this report and with the 2026 Form 10-K, which describes our business, our technology, and the risks we face.

Recent Developments

On August 11, 2026, we entered into a Technology Collaboration and Intellectual Property Protection Agreement with Sparc Hydrogen Pty Ltd, under which our hydrogen modules will be evaluated through laboratory and pilot scale testing in South Australia, followed by a jointly funded techno-economic assessment. Sparc Hydrogen has an option, exercisable within eighteen months, to negotiate a supply agreement or a manufacturing license. We cannot assure you that any supply agreement or license will result.

On September 23, 2026, we and Honda R&D Co., Ltd. extended our joint development agreement to March 31, 2028.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2026, the amounts reported for cash, investment in affiliate, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2026, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements are disclosed in notes to the financial statements.

Results of Operations for the Three Months ended September 30, 2026 compared to Three Months Ended September 30, 2025

Revenues

During the three months ended September 30, 2025, the Company recognized service income of $1,250 for consulting services provided to TECO FUEL CELL TECHNOLOGY AS, a related party. During the three months ended September 30, 2026, the Company received shares of TECO FUEL CELL TECHNOLOGY AS as payment for consulting services, which were recorded at $0 (see Note 8).

Operating Expenses

Operating expenses for the three months ended September 30, 2026 were $2,415,825, compared to $1,924,395 for the three months ended September 30, 2025. The net change of $491,430 in operating expenses consisted primarily of an increase in research and development costs and in general and administrative expenses due to increased efforts in operations.

Other Income/(Expenses)

Other income and (expenses) for the three months ended September 30, 2026 were $(46,830), compared to $363,367 for the three months ended September 30, 2025. The decrease in other income of $410,197 was mainly the result of an unrealized loss on the Company’s short-term investments in the current period compared to $727 unrealized gain on the Company’s short-term investments in the same period of the prior year offset by slight changes in investment income, dividend expense, and realized gain and losses.

Net Loss

For the three months ended September 30, 2026, our net loss was $2,463,097, compared to a net loss of $1,559,778 for the three months ended September 30, 2025. The increase in net loss of $903,877 was primarily due to an unrealized loss on the Company’s short-term investments (on the Condensed Consolidated Balance Sheets) in the current period compared to a minimal unrealized gain on the Company’s short-term investments in the prior period. In addition, the Company had increased research and development and general and administrative expenses in the current period compared to the prior period due to increased efforts in operations.

Liquidity and Capital Resources

As of September 30, 2026, we had a working capital surplus of $29,719,618, compared to $31,819,205 as of June 30, 2026. The decrease of $2,099,587 was primarily due to cash used in operating activities and an unrealized loss on short-term investments, together with an increase in current liabilities. The unrealized loss on our short-term investments primarily reflects changes in market interest rates. Substantially all of these investments are investment-grade corporate, U.S. Treasury and other fixed income securities, and if we hold them until they mature, we expect to receive their full face value, absent a default by the issuer.

Cash used in operating activities was $1,224,093 for the three months ended September 30, 2026, compared to $1,186,098 for the three months ended September 30, 2025. The net increase of $37,995 in cash used in operating activities was due to a $903,319 increase in the net loss, change of $4,051 in interest receivable, change of $331 in deposits offset by change of $105,412 in prepaid expenses, $326,833 change in accounts payable and accrued expenses, change of $1,250 in account receivable – related party and $436,211 change in non-cash net expenses. In addition, the Company had revenues in the prior period compared to none in the current period.

Cash provided by (used in) investing activities during the three months ended September 30, 2026 and September 30, 2025 was $(1,138,301) and $1,022,632, respectively. The net decrease of $2,160,933 in cash provided by investing activities was due to the redemption of short-term investments in corporate securities offset by the purchase of short-term investments in corporate securities during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Cash provided by (used in) financing activities during the three months ended September 30, 2026 and September 30, 2025 was $0 and $(1,000,000), respectively. The net increase of $1,000,000 in cash used in financing activities was due to decrease in cash used for the redemption of Series C preferred shares during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

We have funded our operations principally through private placements and registered offerings of our equity securities. Our purchase agreement for the sale of up to $50,000,000 of our common stock expired on June 3, 2026, and we do not currently have a committed equity facility. In October 2026, invested approximately $3.0 million in NewHydrogen, Inc., as described in Note 13 to the condensed consolidated financial statements. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our planned operations for at least the next twelve months.] We may seek additional capital through the sale of our securities. We cannot assure you that additional financing will be available on acceptable terms, or at all, and if it is not, we may be required to delay, reduce, or discontinue our development programs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

 Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, because of the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2026.

As described in Item 9A of the 2026 Form 10-K, management identified a material weakness in our internal control over financial reporting relating to segregation of duties. Because of the small number of personnel involved in our accounting and financial reporting functions, we do not maintain adequate segregation of duties over accounting, the financial close process, and controls over financial statement disclosure, including the review of financial information reported by our foreign subsidiaries. We rely on entity level and management review controls and on an outside financial consultant to mitigate this condition. The material weakness had not been remediated as of September 30, 2026.

Notwithstanding the material weakness, we performed additional analysis and other post-closing procedures in connection with the preparation of the condensed consolidated financial statements included in this report, and management believes that those financial statements fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

During the quarter, we maintained/implemented the following controls: payments of $500,000 or more require approval by a second authorized person; bank reconciliations are prepared by personnel independent of the payment approval process; our Board of Directors reviews the quarterly financial statements before filing; and we perform a documented review of the trial balances of our foreign subsidiaries. Management will conclude on remediation of the material weakness after these controls have operated for a sufficient period, and we cannot assure you that they will remediate it.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to, nor is any of our property currently the subject of, any material legal proceeding.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on September 25, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

November 10, 2026	SUNHYDROGEN, INC.

	By:	/s/ Timothy Young
Timothy Young Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)